Form 10-Q
period 2019-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2019-07-31
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 1-10026

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
216 Airport Drive, Rochester, New Hampshire	03867
(Address of Principal Executive Offices)	(Zip Code)

603-330-5850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AIN	The New York Stock Exchange (NYSE)
Class B Common Stock	AIN	The New York Stock Exchange (NYSE)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of July 21, 2019.

Index

ALBANY INTERNATIONAL CORP.

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018		2019	2018
$273,949	$255,374	Net sales	$525,321	$478,977
168,767	163,731	Cost of goods sold	328,368	309,552

105,182	91,643	Gross profit	196,953	169,425
40,816	36,700	Selling, general, and administrative expenses	81,761	78,588
9,242	10,198	Technical and research expenses	19,491	20,515
899	2,589	Restructuring expenses, net	1,383	11,162

54,225	42,156	Operating income	94,318	59,160
4,631	4,621	Interest expense, net	9,048	8,909
930	726	Other (income)/expense, net	(278)	2,178

48,664	36,809	Income before income taxes	85,548	48,073
14,405	6,966	Income tax expense	21,881	10,331
34,259	29,843	Net income	63,667	37,742
205	(59)	Net income/(loss) attributable to the noncontrolling interest	423	178
$34,054	$29,902	Net income attributable to the Company	$63,244	$37,564
$1.05	$0.93	Earnings per share attributable to Company shareholders — Basic	$1.96	$1.17
$1.05	$0.93	Earnings per share attributable to Company shareholders — Diluted	$1.96	$1.16
		Shares of the Company used in computing earnings per share:
32,299	32,257	Basic	32,286	32,239
32,311	32,273	Diluted	32,298	32,255
$0.18	$0.17	Dividends declared per share, Class A and Class B	$0.36	$0.34

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018		2019	2018

$34,259	$29,843	Net income	$63,667	$37,742

		Other comprehensive income/(loss), before tax:
(50)	(30,851)	Foreign currency translation and other adjustments	(2,202)	(13,346)
—	(518)	Pension/postretirement curtailment	—	(518)
		Amortization of pension liability adjustments:
(1,105)	(1,113)	Prior service credit	(2,210)	(2,227)
1,118	1,291	Net actuarial loss	2,239	2,588
(420)	54	Payments and amortization related to interest rate swaps included in earnings	(872)	234
(5,887)	2,211	Derivative valuation adjustment	(9,264)	7,926

		Income taxes related to items of other comprehensive income/(loss):
—	155	Pension/postretirement curtailment	—	155
(4)	(53)	Amortization of pension liability adjustment	(9)	(108)
108	(13)	Payments related to interest rate swaps included in earnings	223	(56)
1,504	(530)	Derivative valuation adjustment	2,367	(1,902)
29,523	476	Comprehensive income	53,939	30,488
207	(48)	Comprehensive income/(loss) attributable to the noncontrolling interest	417	182
$29,316	$524	Comprehensive income attributable to the Company	$53,522	$30,306

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$215,233	$197,755
Accounts receivable, net	220,584	223,176
Contract assets	54,431	57,447
Inventories	104,254	85,904
Income taxes prepaid and receivable	7,165	7,473
Prepaid expenses and other current assets	25,108	21,294
Total current assets	$626,775	$593,049

Property, plant and equipment, net	458,038	462,055
Intangibles, net	46,089	49,206
Goodwill	164,083	164,382
Deferred income taxes	66,082	62,622
Noncurrent receivables	45,651	45,061
Other assets	51,381	41,617
Total assets	$1,458,099	$1,417,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$61,899	$52,246
Accrued liabilities	120,693	129,030
Current maturities of long-term debt	19	1,224
Income taxes payable	14,078	6,806
Total current liabilities	196,689	189,306

Long-term debt	482,019	523,707
Other noncurrent liabilities	119,642	88,277
Deferred taxes and other liabilities	8,433	8,422
Total liabilities	806,783	809,712

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 39,095,992 in 2019 and 37,450,329 in 2018	39	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2019 and 3,233,998 in 2018	2	3
Additional paid in capital	431,037	430,555
Retained earnings	641,297	589,645
Accumulated items of other comprehensive income:
Translation adjustments	(116,631)	(115,976)
Pension and postretirement liability adjustments	(48,636)	(47,109)
Derivative valuation adjustment	(2,849)	4,697
Treasury stock (Class A), at cost 8,408,770 shares in 2019 and 8,418,620 shares in 2018	(256,391)	(256,603)
Total Company shareholders' equity	647,868	605,249
Noncontrolling interest	3,448	3,031
Total equity	651,316	608,280
Total liabilities and shareholders' equity	$1,458,099	$1,417,992

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018		2019	2018
		OPERATING ACTIVITIES
$34,259	$29,843	Net income	$63,667	$37,742
		Adjustments to reconcile net income to net cash provided by operating activities:
15,345	17,114	Depreciation	30,987	35,416
2,409	2,559	Amortization	4,723	5,205
319	(6,183)	Change in deferred taxes and other liabilities	(746)	(8,211)
720	853	Provision for write-off of property, plant and equipment	1,106	1,124
152	154	Non-cash interest expense	303	154
1,170	1,047	Compensation and benefits paid or payable in Class A Common Stock	623	1,336
—	34	Fair value adjustment on foreign currency option	—	71

		Changes in operating assets and liabilities that provided cash:
14,434	(12,052)	Accounts receivable	2,810	(37,141)
3,528	(13,877)	Contract assets	3,047	(11,761)
(1,505)	(1,687)	Inventories	(18,167)	(13,440)
(1,384)	(1,157)	Prepaid expenses and other current assets	(4,188)	(5,220)
(316)	(5)	Income taxes prepaid and receivable	358	97
(14,276)	11,420	Accounts payable	7,474	8,882
(1,074)	5,846	Accrued liabilities	(12,169)	4,619
5,724	10,020	Income taxes payable	7,230	6,589
(46)	(1,643)	Noncurrent receivables	(340)	(4,170)
(481)	(854)	Other noncurrent liabilities	(2,160)	(1,231)
(448)	(5,745)	Other, net	(1,462)	(3,321)
58,530	35,687	Net cash provided by operating activities	83,096	16,740

		INVESTING ACTIVITIES
(14,606)	(23,352)	Purchases of property, plant and equipment	(35,404)	(39,123)
(27)	(23)	Purchased software	(49)	(52)
(14,633)	(23,375)	Net cash used in investing activities	(35,453)	(39,175)

		FINANCING ACTIVITIES
—	10,020	Proceeds from borrowings	20,000	23,031
(9,004)	(5,653)	Principal payments on debt	(37,008)	(14,143)
(178)	—	Principal payments on finance lease liabilities	(578)	—
—	—	Taxes paid in lieu of share issuance	(971)	(1,652)
28	3	Proceeds from options exercised	72	150
(5,813)	(5,482)	Dividends paid	(11,621)	(10,956)
(14,967)	(1,112)	Net cash used in financing activities	(30,106)	(3,570)

(1,082)	(7,882)	Effect of exchange rate changes on cash and cash equivalents	(59)	(2,978)

27,848	3,318	Increase/(decrease) in cash and cash equivalents	17,478	(28,983)
187,385	151,426	Cash and cash equivalents at beginning of period	197,755	183,727
$215,233	$154,744	Cash and cash equivalents at end of period	$215,233	$154,744

The accompanying notes are an integral part of the consolidated financial statements

Index

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

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, is a designer and manufacturer of advanced materials-based engineered components for jet engine and airframe applications, supporting both commercial and military platforms provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $116.3 million and $88.4 million in the first six months of 2019 and 2018, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $91.1 million and $96.8 million as of June 30, 2019 and December 31, 2018, respectively.

Index

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net sales
Machine Clothing	$155,016	$161,784	$299,349	$303,557
Albany Engineered Composites	118,933	93,590	225,972	175,420
Consolidated total	$273,949	$255,374	$525,321	$478,977
Operating income/(loss)
Machine Clothing	$49,538	$50,315	$93,781	$77,258
Albany Engineered Composites	17,732	4,092	27,254	6,366
Corporate expenses	(13,045)	(12,251)	(26,717)	(24,464)
Operating income	$54,225	$42,156	$94,318	$59,160
Reconciling items:
Interest income	(587)	(438)	(1,186)	(820)
Interest expense	5,218	5,059	10,234	9,729
Other (income)/expense, net	930	726	(278)	2,178
Income before income taxes	$48,664	$36,809	$85,548	$48,073

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$935	$1,800	$1,336	$10,152
Albany Engineered Composites	(32)	558	51	779
Corporate expenses	(4)	231	(4)	231
Total	$899	$2,589	$1,383	$11,162

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. In 2019, net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $0.6 million in the first quarter, and $5.0 million in the second quarter. The amount recorded in the second quarter includes an immaterial out-of-period favorable adjustment of $1.8 million that the Company should have recorded in the first quarter of 2019. In 2018, net adjustments to the estimated profitability of long-term contracts had a negligible effect on AEC operating income in the first quarter, and reduced operating income by $1.6 million in the second quarter.

We disaggregate revenue earned from contracts with customers for each of our business segments and reporting units based on the timing of revenue recognition, and groupings used for internal review purposes.

Index

The following table disaggregates revenue for each reporting unit by timing of revenue recognition:

	For the three months ended June 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$154,216	$800	$155,016

Albany Engineered Composites
ASC	—	58,694	58,694
Other AEC	9,897	50,342	60,239
Total Albany Engineered Composites	9,897	109,036	118,933

Total revenue	$164,113	$109,836	$273,949

	For the six months ended June 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$297,749	$1,600	$299,349

Albany Engineered Composites
ASC	—	114,137	114,137
Other AEC	16,142	95,693	111,835
Total Albany Engineered Composites	16,142	209,830	225,972

Total revenue	$313,891	$211,430	$525,321

	For the three months ended June 30, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$160,984	$800	$161,784

Albany Engineered Composites
ASC	—	47,025	47,025
Other AEC	5,704	40,861	46,565
Total Albany Engineered Composites	5,704	87,886	93,590

Total revenue	$166,688	$88,686	$255,374

	For the six months ended June 30, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$301,957	$1,600	$303,557

Albany Engineered Composites
ASC	—	87,806	87,806
Other AEC	11,744	75,870	87,614
Total Albany Engineered Composites	11,744	163,676	175,420

Total revenue	$313,701	$165,276	$478,977

Index

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Americas PMC	$81,583	$82,197	$156,923	$149,826
Eurasia PMC	54,081	59,543	105,519	113,354
Engineered Fabrics	19,352	20,044	36,907	40,377
Total Machine Clothing Net sales	$155,016	$161,784	$299,349	$303,557

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $112 million and $105 million as of June 30, 2019 and 2018, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2019 we expect to recognize as revenue approximately $64 million during 2019, with the remainder to be recognized in between 2020 and 2021.

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

Index

The table below presents the cumulative effect of changes made to our December 31, 2018 Balance Sheet as a result of the adoption of ASC 842, Leases:

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	As previously reported at December 31, 2018	Adjustments Increase/ (decrease)	Opening balance, as adjusted, January 1, 2019
ASSETS
Cash and cash equivalents	$197,755	$—	$197,755
Accounts receivable, net	223,176	—	223,176
Contract assets	57,447	—	57,447
Inventories	85,904	—	85,904
Income taxes prepaid and receivable	7,473	—	7,473
Prepaid expenses and other current assets	21,294	(370)	20,924
Total current assets	593,049	(370)	592,679

Property, plant and equipment, net	462,055	(6,144)	455,911
Intangibles, net	49,206	—	49,206
Goodwill	164,382	—	164,382
Deferred income taxes	62,622	(20)	62,602
Noncurrent receivables	45,061	—	45,061
Other assets	41,617	13,615	55,232
Total assets	$1,417,992	$7,081	$1,425,073

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$—	$—	$—
Accounts payable	52,246	—	52,246
Accrued liabilities	129,030	4,964	133,994
Current maturities of long-term debt	1,224	(1,206)	18
Income taxes payable	6,806	—	6,806
Total current liabilities	189,306	3,758	193,064

Long-term debt	523,707	(24,680)	499,027
Other noncurrent liabilities	88,277	27,968	116,245
Deferred taxes and other liabilities	8,422	—	8,422
Total liabilities	809,712	7,046	816,758

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,450,329 in 2018 and 37,395,753 in 2017	37	—	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	—	3
Additional paid in capital	430,555	—	430,555
Retained earnings	589,645	35	589,680
Accumulated items of other comprehensive income:
Translation adjustments	(115,976)	—	(115,976)
Pension and postretirement liability adjustments	(47,109)	—	(47,109)
Derivative valuation adjustment	4,697	—	4,697
Treasury stock (Class A), at cost 8,418,620 shares in 2018 and 8,431,335 shares in 2017	(256,603)	—	(256,603)
Total Company shareholders' equity	605,249	35	605,284
Noncontrolling interest	3,031	—	3,031
Total equity	608,280	35	608,315
Total liabilities and shareholders' equity	$1,417,992	$7,081	$1,425,073

Index

Adoption of the standard had no impact to cash from or used in operating, investing, or financing activities in our Consolidated Statements of Cash Flows.

Significant changes to our accounting policies as a result of adopting the new standard are discussed below.

We determine if an arrangement is a lease at inception. A contract is, or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract conveys the right to control the use of an identified asset, we assess whether:

•

The contract involves the use of an identified asset. This may be specified explicitly or implicitly, and should be physically distinct or represent substantially all of the capacity of a physically distinct asset,

•

The lessee has the right to obtain substantially all of the economic benefits from use of the asset throughout the period of use, and

•

The lessee has the right to direct the use of the asset, which is demonstrated when the lessee has decision-making rights that are most relevant to changing how and for what purpose the asset is used.

Judgement is required in the application of ASC 842, including the determination of whether a contract contains a lease, the appropriate classification, allocation of consideration, and the determination of the discount rate for the lease. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

We are generally the lessee in our lease transactions. For periods ending after December 31, 2018, lessees are required to recognize a lease liability and an ROU asset for leases with terms greater than 12 months, in accordance with the practical expedient that is available for ongoing accounting.

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

Index

The components of lease expense were as follows:

(in thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Finance lease
Amortization of right-of-use asset	$246	$499
Interest on lease liabilities	394	793
Operating lease
Fixed lease cost	1,208	2,425
Variable lease cost	147	204
Short-term lease cost	340	672
Total lease expense	$2,335	$4,593

Lease expense for the three and six month periods ended June 30, 2018 was $1.9 million and $4.0 million, respectively.

Supplemental cash flow information related to leases was as follows:

(in thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,182	$2,373
Operating cash flows from finance leases	394	793
Financing cash flows from finance leases	178	578

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,590	$3,002
Finance leases	—	—

The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2019
Operating leases

Right of use assets included in Other assets	$14,443
Lease liabilities included in
Accrued liabilities	$3,854
Other noncurrent liabilities	10,637
Total operating lease liabilities	$14,491
Finance leases

Right of use assets included in Property, plant and equipment, net	$10,472
Lease liabilities included in
Accrued liabilities	$1,252
Other noncurrent liabilities	18,235
Total finance lease liabilities	$19,487

Index

Additional information for leases existing at June 30, 2019 was as follows:

Weighted average remaining lease term
Operating leases	5 years
Finance leases	11 years
Weighted average discount rate
Operating leases	5.6%
Finance leases	8.0%

Maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)	Operating leases	Finance lease
Year ending December 31,
2019	$2,317	$1,371
2020	4,496	2,790
2021	3,304	2,790
2022	2,271	2,838
2023	1,495	3,004
Thereafter	3,054	15,512
Total lease payments	16,937	28,305

Less imputed interest	(2,446)	(8,818)
Total	$ 14,491	$ 19,487

The finance lease liability includes the SLC lease described above, but excludes additional manufacturing space that was included in the September 2018 modification of that lease. We expect to take control of the additional space during the fourth quarter of 2019, which would be the commencement of this lease component, at which time the lease liability and ROU asset will be recorded. We will have control of the additional space through 2029 and the additional space will increase gross cash outflows during that period by $6.1 million.

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

As of December 31, 2018, the following schedule presents future minimum annual payments under the SLC lease finance obligation, and the present value of the minimum payments:

(in thousands)
Year ending December 31,
2019	$2,451
2020	2,974
2021	2,990
2022	3,054
2023	3,277
Thereafter	18,930
Total minimum payments	33,676

Less imputed interest	(7,790)
Total	$ 25,886

As of December 31, 2018, the capitalized value associated with the SLC lease was included in Property, plant, and equipment, net at a value of $17.3 million, which included a gross cost of $20.8 million, and Accumulated depreciation of $3.5 million.

Index

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

The composition of the net periodic benefit cost for the six months ended June 30, 2019 and 2018, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$1,261	$1,391	$95	$116
Interest cost	3,578	3,621	1,057	1,013
Expected return on assets	(4,102)	(4,470)	—	—
Curtailment gain	—	(518)	—	—
Amortization of prior service cost/(credit)	34	17	(2,244)	(2,244)
Amortization of net actuarial loss	1,125	1,110	1,114	1,478
Net periodic benefit cost	$1,896	$1,151	$22	$363

The amount of net periodic pension cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement occurs. There were no such events in the first six months of 2019 or 2018.

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

5. Restructuring

MC restructuring charges include expenses for the first six months of 2019 and 2018 principally related to discontinued operations at its MC production facility in Sélestat, France. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $8.6 million in the first six months of 2018 for severance and outplacement costs for the approximately 50 positions that were terminated under this plan. In the first six months of 2019, restructuring charges were $0.8 million. Since 2017, we have recorded $12.5 million of restructuring charges related to this action.

AEC restructuring charges include expenses for the first six months of 2019 and 2018 related to work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire.

Index

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$935	$1,800	$1,336	$10,152
Albany Engineered Composites	(32)	558	51	779
Corporate expenses	(4)	231	(4)	231
Total	$899	$2,589	$1,383	$11,162

Six months ended June 30, 2019 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,336	$1,309	$27
Albany Engineered Composites	51	51	—
Corporate expenses	(4)	(4)	—
Total	$1,383	$1,356	$27

Six months ended June 30, 2018 (in thousands)	Total restructuring costs incurred	Termination and other costs
Machine Clothing	$10,152	$10,152
Albany Engineered Composites	779	779
Corporate expenses	231	231
Total	$11,162	$11,162

We expect that approximately $2.3 million of Accrued liabilities for restructuring at June 30, 2019 will be paid within one year and approximately $1.2 million will be paid the following year. The table below presents the year-to-date changes in restructuring liabilities for 2019 and 2018, all of which related to termination costs:

(in thousands)	December 31, 2018	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2019
Total termination and other costs	$5,570	$1,356	$(3,129)	$(290)	$3,507

(in thousands)	December 31, 2017	Restructuring charges accrued	Payments	Currency translation/ other	June 30, 2018
Total termination and other costs	$3,326	$11,162	$(5,323)	$(378)	$8,787

6. Other (Income)/Expense, net

The components of Other (Income)/Expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Currency transaction (gains)/losses	$342	$(9)	$(1,696)	$681
Bank fees and amortization of debt issuance costs	72	96	181	204
Components of net periodic pension and postretirement cost other than service	281	259	562	525
Other	235	380	675	768
Total	$930	$726	$(278)	$2,178

Index

7. Income Taxes

The following table presents components of income tax expense for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Income tax based on income from continuing operations, at estimated tax rates of 28.4% and 30.1%, respectively	$13,821	$11,080	$24,668	$14,736
provision for change in estimated tax rate	(382)	(266)	(382)	(266)
Income tax before discrete items	13,439	10,814	24,286	14,470

Discrete tax expense:

Exercise of U.S. Stock Options	(6)	(3)	(56)	(126)
Impact of Mandatory Repatriation	—	(1,099)	—	(1,099)
Adjustments to prior period tax liabilities	153	(206)	347	(252)
Provision for/resolution of tax audits and contingencies, net	5	2,443	(2,227)	2,448
Adjustment related to prior period change in opening valuation allowance	—	—	(1,346)	—
Other changes in valuation allowances	841	(4,986)	841	(4,986)
Other	(27)	3	36	(124)
Total income tax expense	$14,405	$6,966	$21,881	$10,331

The second-quarter estimated annual effective tax rate on continuing operations was 28.4 percent in 2019, compared to 30.1 percent for the same period in 2018.

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

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $153.2 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $3.9 million and state income taxes of $3.2 million which have already been recorded.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2019. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Italy and Canada.

In the first quarter of 2019, the Company recorded a net benefit of $2.2 million for tax audit settlements with Canada. The Canadian Revenue Agency agreed to accept the Company’s appeal of all protested issues. The Company has begun to receive refunds from the Canadian Revenue Agency and Ontario for taxes that were pre-paid at the time of protests. As such, during the first quarter, the Company had determined that it was more likely than not that the liability for unrecognized tax benefits of $2.2 million that was recorded as of December 31, 2018 was no longer warranted and thus it was reduced in the first quarter of 2019, resulting in a $2.2 million discrete tax benefit.

Index

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In the second quarter of 2019, the Company recorded a valuation allowance of $0.8 million related to a non-U.S. subsidiary. In the first quarter of 2019, the Company recorded a $1.3 million out-of-period immaterial adjustment related to a German tax valuation allowance. In the second quarter of 2018, income tax expense was reduced $5.0 million as the Company reversed a previously-established valuation allowance for its subsidiary in Germany.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2019	2018	2019	2018
Net income attributable to the Company	$34,054	$29,902	$63,244	$37,564
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,299	32,257	32,286	32,239
Effect of dilutive stock-based compensation plans:
Stock options	12	16	12	16
Weighted average number of shares used in calculating diluted net income per share	32,311	32,273	32,298	32,255
Average market price of common stock used for calculation of dilutive shares	$74.86	$61.86	$73.08	$62.83

Net income attributable to the Company per share:
Basic	$1.05	$0.93	$1.96	$1.17
Diluted	$1.05	$0.93	$1.96	$1.16

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2018 to June 30, 2019:

(in thousands)	Translation adjustments	Pension and post retirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications	(655)	(201)	(6,897)	(7,753)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(649)	(649)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	20	—	20
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(655)	(1,527)	(7,546)	(9,728)
June 30, 2019	$(116,631)	$(48,636)	$(2,849)	$(168,116)

Index

The table below presents changes in the components of AOCI for the period December 31, 2017 to June 30, 2018:

(in thousands)	Translation adjustments	Pension and post retirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2017	$(87,318)	$(50,536)	$1,953	$(135,901)
Other comprehensive income/(loss) before reclassifications	(15,570)	2,224	6,024	(7,322)
Pension/post retirement curtailment gain, net of tax	—	(363)	—	(363)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	178	178
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	253	—	253
Net current period other comprehensive income	(15,570)	2,114	6,202	(7,254)
June 30, 2018	$(102,888)	$(48,422)	$8,155	$(143,155)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$(420)	$54	$(872)	$234
Income tax effect	107	(13)	223	(56)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(313)	$41	$(649)	$178
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	—	(518)	—	(518)
Amortization of prior service credit	(1,105)	(1,113)	(2,210)	(2,227)
Amortization of net actuarial loss	1,118	1,291	2,239	2,588
Total pretax amount reclassified(b)	13	(340)	29	(157)
Income tax effect	(4)	102	(9)	47
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$9	$(238)	$20	$(110)

(a)	Included in Interest expense, net, are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 15 and 16).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic cost (see Note 4).

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

Index

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

In accordance with the operating agreement, Albany received a $28 million preferred holding in ASC, which includes a preferred return based on the Company’s revolving credit agreement. The common shares of ASC are owned 90 percent by Albany and 10 percent by Safran.

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Six months ended June 30,
(in thousands)	2019	2018
Net income of Albany Safran Composites (ASC)	$4,884	$2,419
Less: Return attributable to the Company's preferred holding	652	635
Net income of ASC available for common ownership	$4,232	$1,784
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$423	$178

Noncontrolling interest, beginning of year	$3,031	$3,247
Decrease attributable to 2018 adoption of ASC 606	—	(327)
Net income attributable to noncontrolling interest	423	178
Changes in other comprehensive income attributable to noncontrolling interest	(6)	4
Noncontrolling interest	$3,448	$3,102

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

As of June 30, 2019 and December 31, 2018, Accounts receivable consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Trade and other accounts receivable	$214,045	$211,244
Bank promissory notes	14,680	19,269
Allowance for doubtful accounts	(8,141)	(7,337)
Accounts receivable, net	$220,584	$223,176

The Company has Noncurrent receivables in the AEC segment that represent revenue earned which has extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020.

As of June 30, 2019 and December 31, 2018, Noncurrent receivables consisted of the following:

Index

(in thousands)	June 30, 2019	December 31, 2018
Noncurrent receivables	$45,651	$45,061

Index

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

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2019 and December 31, 2018 Contract assets and Contract liabilities consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Contract assets	$54,431	$57,447
Contract liabilities	6,824	9,025

Contract assets decreased approximately $3 million during the six month period ended June 30, 2019. The decrease was primarily due to invoicing to customers exceeding revenue recognized for satisfied performance obligations for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the three and six month periods ended June 30, 2019.

Contract liabilities decreased approximately $2 million during the six month period ended June 30, 2019, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers for contracts that were in a contract liability position. Revenue recognized for the six month period ended June 30, 2019, that was included in the Contract liability balance as of December 31, 2018 was $5 million, and included revenue in the MC and AEC segments.

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

As of June 30, 2019 and December 31, 2018, Inventories consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$48,405	$40,489
Work in process	39,704	33,181
Finished goods	16,145	12,234
Total inventories	$104,254	$85,904

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

Index

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

In the second quarter of 2019, the Company applied the qualitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. There were no amounts at risk due to the large spread between the fair and carrying values of each reporting unit.

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of June 30, 2019 and December 31, 2018, were as follows:

As of June 30, 2019 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
AEC trade names	15	$140	$(131)	$9
AEC technology	15	370	(327)	43
Customer relationships	15	48,421	(10,497)	37,924
Customer contracts	6	17,471	(9,471)	8,000
Other intangibles	5	322	(209)	113
Net amortized intangible assets		$66,724	$(20,635)	$46,089

Unamortized intangible assets:
MC Goodwill		$68,353	$—	$68,353
AEC Goodwill		95,730	—	95,730
Total unamortized intangible assets:		$164,083	$—	$164,083

As of December 31, 2018 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
AEC trade names	15	$140	$(129)	$11
AEC technology	15	370	(314)	56
Customer relationships	15	48,421	(8,883)	39,538
Customer contracts	6	17,471	(8,015)	9,456
Other intangibles	5	322	(177)	145
Net amortized intangible assets		$66,724	$(17,518)	$49,206

Unamortized intangible assets:
MC Goodwill		$68,652	$—	$68,652
AEC Goodwill		95,730	—	95,730
Total unamortized intangible assets:		$164,382	$—	$164,382

Index

The changes in intangible assets, net and goodwill from December 31, 2018 to June 30, 2019, were as follows:

(in thousands)	December 31, 2018	Amortization	Currency Translation	June 30, 2019
Amortized intangible assets:
AEC trade names	$11	$(2)	$—	$9
AEC technology	56	(13)	—	43
Customer relationships	39,538	(1,614)	—	37,924
Customer contracts	9,456	(1,456)	—	8,000
Other intangibles	145	(32)	—	113
Net amortized intangible assets	$49,206	$(3,117)	$—	$46,089

Unamortized intangible assets:
MC Goodwill	$68,652	$—	$(299)	$68,353
AEC Goodwill	95,730	—	—	95,730
Total unamortized intangible assets:	$164,382	$—	$(299)	$164,083

Estimated amortization expense of intangibles for the years ending December 31, 2019 through 2023, is as follows:

Annual amortization
Year	(in thousands)
2019	$6,234
2020	6,234
2021	6,163
2022	3,949
2023	3,228

15. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	June 30, 2019	December 31, 2018
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.57% in 2019 and 3.69% in 2018 (including the effect of interest rate hedging transactions, as described below), due in 2022	$482,000	$499,000

Finance obligation	—	25,886

Other debt, at an average end of period rate of 5.50% in both 2019 and 2018, due in varying amounts through 2021	38	45

Long-term debt	482,038	524,931

Less: current portion	(19)	(1,224)
Long-term debt, net of current portion	$482,019	$523,707

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $482 million of borrowings were outstanding as of June 30, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 17, 2019, the

Index

spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2019, we would have been able to borrow an additional $203 million under the Agreement.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 17, 2019 was 2.40%, during the swap period. On June 17, 2019, the all-in-rate on the $350 million of debt was 3.485%.

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

As of June 30, 2019, our leverage ratio was 1.70 to 1.00 and our interest coverage ratio was 12.39 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of June 30, 2019.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes

Index

the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at June 30, 2019, or at December 31, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2019		December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$19,738	$—	$14,234	$—
Other Assets:
Common stock of unaffiliated foreign public company(a)	890	—	731	—
Interest rate swaps	—	—	—	4,548(c)
Liabilities:
Other noncurrent liabilities
Interest rate swaps	—	(5,370)(b)	—	—

(a)	Original cost basis $0.5 million.
(b)	Net of $18.9 million receivable floating leg and $24.2 million liability fixed leg.
(c)	Net of $32.0 million receivable floating leg and $27.5 million liability fixed leg.

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

Index

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of June 30, 2019, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest expense related to payments under the active swap agreements totaled ($0.6) million for the six month period ended June 30, 2019, and $0.7 million for the six month period ended June 30, 2018. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.2 million for the six month period ended June 30, 2019 and $0.4 million for the six month period ended June 30, 2018.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Foreign currency options losses	$0	$(34)	$0	$(71)

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,691 claims as of June 30, 2019.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2014	4,299	625	147	3,821	$437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019 (as of June 30)	3,684	24	31	3,691	$—

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

Index

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2019 we had resolved, by means of settlement or dismissal, 37,770 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of June 30, 2019, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

Index

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2018 to June 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Adoption of accounting standards(a)	—	—	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	—	29,190	—	—	—	218	29,408
Compensation and benefits paid or payable in shares	25	—	—	—	(547)	—	—	—	—	—	(547)
Options exercised	3	—	—	—	44	—	—	—	—	—	44
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared:
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,231)	—	—	—	—	(5,231)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(582)	—	—	—	—	(582)
Cumulative translation adjustments	—	—	—	—	—	—	(654)	—	—	(8)	(662)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(1,487)	—	—	—	(1,487)
Derivative valuation adjustment	—	—	—	—	—	—	(2,851)	—	—	—	(2,851)
March 31, 2019	37,478	$37	3,234	$3	$430,052	$613,057	$(163,380)	8,419	$(256,603)	$3,241	$626,407
Net income	—	—	—	—	—	34,054	—	—	—	205	34,259
Compensation and benefits paid or payable in shares	—	—	—	—	958	—	—	(10)	212	—	1,170
Options exercised	2	—	—	—	28	—	—	—	—	—	28
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	—
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,523)	—	—	—	—	(5,523)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(291)	—	—	—	—	(291)
Conversion of Class B shares to Class A shares, rounding(b)	1,616	2	(1,616)	(1)	(1)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1)	—	—	2	1
Pension and postretirement liability adjustments	—	—	—	—	—	—	(40)	—	—	—	(40)
Derivative valuation adjustment	—	—	—	—	—	—	(4,695)	—	—	—	(4,695)
June 30, 2019	39,096	$39	1,618	$2	$431,037	$641,297	$(168,116)	8,409	$(256,391)	$3,448	$651,316

Index

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2017 to June 30, 2018:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Non-controlling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2017	37,396	$37	3,234	$3	$428,423	$534,082	$(135,901)	8,431	$(256,876)	$3,247	$573,015
Adoption of accounting standards(c)(d)	—	—	—	—	—	(5,068)	—	—	—	(327)	(5,395)
Net income	—	—	—	—	—	7,662	—	—	—	237	7,899
Compensation and benefits paid or payable in shares	44	—	—	—	289	—	—	—	—	—	289
Options exercised	8	—	—	—	147	—	—	—	—	—	147
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.17 per share	—	—	—	—	—	(4,933)	—	—	—	—	(4,933)
Class B Common Stock, $0.17 per share	—	—	—	—	—	(550)	—	—	—	—	(550)
Cumulative translation adjustments	—	—	—	—	—	—	17,646	—	—	(7)	17,639
Pension and postretirement liability adjustments	—	—	—	—	—	—	(13)	—	—	—	(13)
Derivative valuation adjustment	—	—	—	—	—	—	4,480	—	—	—	4,480
March 31, 2018	37,448	$37	3,234	$3	$428,859	$531,193	$(113,788)	8,431	$(256,876)	$3,150	$592,578
Net income	—	—	—	—	—	29,902	—	—	—	(59)	29,843
Compensation and benefits paid or payable in shares	—	—	—	—	773	—	—		274	—	1,047
Options exercised	—	—	—	—	3	—	—	—	—	—	3
Shares issued to Directors	—	—	—	—	—	—	—	(12)	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	—
Class A Common Stock, $0.17 per share	—	—	—	—	—	(4,935)	—	—	—	—	(4,935)
Class B Common Stock, $0.17 per share	—	—	—	—	—	(550)	—	—	—	—	(550)
Cumulative translation adjustments	—	—	—	—	—	—	(33,216)	—	—	11	(33,205)
Pension and postretirement liability adjustments	—	—	—	—	—	—	2,127	—	—	—	2,127
Derivative valuation adjustment	—	—	—	—	—	—	1,722	—	—	—	1,722
June 30, 2018	37,448	$37	3,234	$3	$429,635	$555,610	$(143,155)	8,419	$(256,602)	$3,102	$588,630

(a)	As described in Note 3, the Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.
(b)

In the second quarter of 2019, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offering, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC.

(c)	The Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.
(d)	The Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 million increase to Retained earnings.

Index

19. Recent Accounting Pronouncements

In June 2016, an accounting update was issued which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of credit losses expected to occur over their remaining life. In April and May of 2019 additional accounting updates were made regarding the application of this standard. We are continuing to evaluate the expected impact on our consolidated financial statements and related disclosures. We will adopt the new standard effective January 1, 2020.

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

Index

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

Index

Consolidated Results of Operations

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
Machine Clothing	$155,016	$161,784	-4.2%	$299,349	$303,557	-1.4%
Albany Engineered Composites	118,933	93,590	27.1%	225,972	175,420	28.8%
Total	$273,949	$255,374	7.3%	$525,321	$478,977	9.7%

The following tables provide a comparison of 2019 Net sales, excluding the impact of currency translation effects, to 2018 Net sales:

(in thousands, except percentages)	Net sales as reported, Q2 2019	Decrease due to changes in currency translation rates	Q2 2019 sales on same basis as Q2 2018	Net sales as reported, Q2 2018	% Change compared to Q2 2018, excluding changes in currency translation rate
Machine Clothing	$155,016	$2,888	$157,904	$161,784	-2.4%
Albany Engineered Composites	118,933	1,012	119,945	93,590	28.2%
Total	$273,949	$3,900	$277,849	$255,374	8.8%

(in thousands, except percentages)	Net sales as reported, Six months ended June 30, 2019	Decrease due to changes in currency translation rates	First six months of 2019 sales on same basis as 2018	Net sales as reported, Six months ended June 30, 2018	% Change compared to 2018, excluding changes in currency translation rates
Machine Clothing	$299,349	$7,129	$306,478	$303,557	1.0%
Albany Engineered Composites	225,972	2,899	228,871	175,420	30.5%
Total	$525,321	$10,028	$535,349	$478,977	11.8%

Three month comparison

•

Changes in currency translation rates had the effect of decreasing Net sales by $3.9 million during the second quarter of 2019, as compared to 2018, principally due to the weaker euro in 2019.

•

Excluding the effect of changes in currency translation rates:

•

Net sales increased 8.8% compared to the same period in 2018.

•

Net sales in MC decreased 2.4% compared to a very strong second quarter of 2018. A decline in the publication grade sales was partially offset by a modest net increase across other grades.

•

Net sales in AEC increased 28.2% primarily driven by growth in the LEAP, F-35 and Boeing 787 fuselage frames programs.

Six month comparison

•

Changes in currency translation rates had the effect of decreasing Net sales by $10.0 million for the first six months of 2019, as compared to 2018, principally due to the weaker euro and Chinese renminbi in 2019, compared to 2018.

•

Excluding the effect of changes in currency translation rates:

•

Net sales increased 11.8% compared to the same period in 2018.

Index

•

Net sales in MC increased 1.0%, as growth in sales for tissue grades, offset sales declines in publication grades.

•

Net sales in AEC increased 30.5% primarily driven by growth in the LEAP, F-35 and Boeing 787 fuselage frames, and CH-53K programs.

Gross Profit

The following table summarizes Gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Machine Clothing	$80,287	$79,072	$154,815	$145,384
Albany Engineered Composites	24,895	12,626	42,138	24,150
Corporate expenses	—	(55)	—	(109)
Total	$105,182	$91,643	$196,953	$169,425
% of Net sales	38.4%	35.9%	37.5%	35.4%

Three month comparison

The increase in 2019 Gross profit, as compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

An increase in AEC gross profit, principally due to the favorable effect of changes in the estimated profitability of long-term contracts, higher sales, and improved labor productivity. Changes in the estimated profitability of long-term contracts increased Gross profit by $5.0 million in the second quarter of 2019, compared to a reduction of $1.6 million in 2018. The amount recorded in the second quarter of 2019 includes an immaterial out-of-period favorable adjustment of $1.8 million that the Company should have recorded in the first quarter of 2019.

•

An increase in MC gross profit, principally due to improved labor productivity and lower depreciation expense, partially offset by lower Net sales which results in reduced fixed cost leverage.

•

Changes in currency translation rates did not have a significant effect on gross profit in 2019.

Six month comparison

The increase in 2019 gross profit, as compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

An increase in AEC gross profit, principally due to the favorable effect of changes in the estimated profitability of long-term contracts, higher sales, and improved labor productivity. Changes in the estimated profitability of long-term contracts increased Gross profit by $5.6 million in the second quarter of 2019, compared to a reduction of $1.6 million in 2018.

•

An increase in MC gross profit, principally due to improved labor productivity.

•

Changes in currency translation rates did not have a significant effect on Gross profit in 2019.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.

The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Machine Clothing	$29,814	$26,960	$59,700	$57,978
Albany Engineered Composites	7,195	7,976	14,832	17,004
Corporate expenses	13,049	11,962	26,720	24,121
Total	$50,058	$46,898	$101,252	$99,103
% of Net sales	18.3%	18.4%	19.3%	20.7%

Index

Three month comparison

The overall increase in STG&R expenses in the second quarter of 2019, compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

In MC, revaluation of nonfunctional currency assets and liabilities resulted in second-quarter losses of $0.3 million in 2019, and gains of $2.3 million in 2018.

•

In AEC, lower spending on research and development in 2019, as compared to 2018.

Six month comparison

The overall increase in STG&R expenses in the first six months of 2019, compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

In MC, revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.3 million in 2019, and gains of $0.8 million in 2018.

•

In AEC, lower compensation, professional fees, and spending on research and development in 2019, as compared to 2018.

•

Corporate STG&R expenses increased principally due to CFO termination costs in 2019.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$4,039	$4,211	$8,461	$8,629
Albany Engineered Composites	2,521	3,183	5,637	6,331
Total	$6,560	$7,394	$14,098	$14,960

Restructuring Expense

In addition to the items discussed above affecting Gross profit, and STG&R expenses, operating income was affected by restructuring costs of $1.4 million in the first six months of 2019, and $11.2 million for the same period in 2018.

The following table summarizes restructuring expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$935	$1,800	$1,336	$10,152
Albany Engineered Composites	(32)	558	51	779
Corporate expenses	(4)	231	(4)	231
Total	$899	$2,589	$1,383	$11,162

In 2018, the Company’s proposal to close its Machine Clothing production facility in Sélestat, France was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first six months of 2018, we recorded restructuring expense of $8.6 million for severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. Since 2017, we have recorded $12.5 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods. Annual cost savings associated with this action has resulted in lower cost of goods sold.

AEC restructuring charges include expenses for the first six months of 2019 and 2018 related to work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire.

Index

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$49,538	$50,315	$93,781	$77,258
Albany Engineered Composites	17,732	4,092	27,254	6,366
Corporate expenses	(13,045)	(12,251)	(26,717)	(24,464)
Total	$54,225	$42,156	$94,318	$59,160

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Interest expense, net	$4,631	$4,621	$9,048	$8,909
Other (income)/expense, net	930	726	(278)	2,178
Income tax expense	14,405	6,966	21,881	10,331
Net income/(loss) attributable to the noncontrolling interest	205	$(59)	423	178

Interest Expense, net

2019 Interest expense, net, was relatively flat compared to 2018. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net

The decrease in Other (income)/expense, net included the following individually significant items:

Three month comparison

•

For the second quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a loss of $0.3 million in 2019 and a negligible gain in 2018.

Six month comparison

•

For the first six months of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a gain of $1.7 million in 2019 and a loss of $0.7 million in 2018.

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

Three month comparison

The Company’s effective tax rates for the second quarter of 2019 and 2018 were 29.6% and 18.9%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Index

Significant items that impacted the effective tax rate in the second quarter of 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•

The income tax rate on continuing operations, excluding discrete items, was 28.4%.

•

A $0.1 million [0.3%] tax expense related to the true-up of prior years’ estimated taxes.

•

A $0.8 million [1.7%] charge for the valuation allowance of a non-U.S. subsidiary.

•

A ($0.4) million [-0.8%] tax benefit for other tax adjustments.

Significant items that impacted the second quarter of 2018 tax rate included the following:

•

The income tax rate on continuing operations, excluding discrete items, was 30.1%.

•

A ($0.2) million [-0.6%] tax benefit related to the true-up of prior years’ estimated taxes.

•

A ($1.1) million [-3.0%] tax benefit from the impact of the mandatory repatriations.

•

Expense of 2.4 million [6.6%] due to changes of uncertain tax positions.

•

A ($5.0) million [-13.5%] tax benefit due to a change in a valuation allowance.

•

A ($0.3) million [-0.7%] tax benefit for other tax adjustments.

Six month comparison

The Company’s effective tax rates for the first half of 2019 and 2018 were 25.6% and 21.5%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the effective tax rate in the first six months of 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•

The income tax rate on continuing operations, excluding discrete items, was 28.4%.

•

A $0.8 million (1.0%) charge for the valuation allowance of a non-U.S. subsidiary.

•

A ($2.2) million [-2.6%] tax benefit due to changes of uncertain tax positions.

•

A ($1.4) million [-1.6%] tax benefit from an adjustment related to a prior period change in the valuation allowance.

•

A $0.4 million [0.4%] tax expense for other tax adjustments.

Significant items that impacted the effective tax rate in the first six months of 2018 included the following:

•

The income tax rate on continuing operations, excluding discrete items, was 30.1%.

•

A ($0.3) million [-0.5%] tax benefit related to the true-up of prior years’ estimated taxes.

•

A ($1.1) million [-2.2%] tax benefit from the impact of the mandatory repatriations.

•

Expense of 2.4 million [5.1%] due to changes of uncertain tax positions.

•

A ($5.0) million [-10.4%] tax benefit due to changes in valuation allowance.

•

A ($0.3) million [-0.6%] net tax benefit for other tax adjustments.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 57% of our consolidated revenues during the first six months of 2019. MC products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 1 percent over the next five years, driven primarily by global growth in packaging and tissue, which is expected to be greater than expected declines in publication grades.

Index

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Net sales	$155,016	$161,784	$299,349	303,557
Gross profit	80,287	79,072	154,815	145,384
% of Net sales	51.8%	48.9%	51.7%	47.9%
STG&R expenses	29,814	26,960	59,700	57,978
Operating income	49,538	50,315	93,781	77,258

Net Sales

Three month comparison

•

Net sales decreased by 4.2%.

•

Changes in currency translation rates had the effect of decreasing second-quarter 2019 sales by $2.9 million compared to the same period in 2018. That currency translation effect was principally due to the weaker euro in the second quarter of 2019, compared to 2018.

•

Excluding the effect of changes in currency translation rates, Net sales in MC decreased 2.4% compared to a very strong second quarter of 2018. A decline in the publication grade sales was partially offset by a modest net increase across other grades

Six month comparison

•

Net sales decreased by 1.4%.

•

Changes in currency translation rates had the effect of decreasing 2019 sales by $7.1 million compared to the same period in 2018. That currency translation effect was principally due to the weaker euro and Chinese renminbi in 2019, compared to 2018.

•

Excluding the effect of changes in currency translation rates, Net sales in MC increased 1.0%, as growth in sales for tissue grades, offset sales declines in publication grades.

Gross Profit

Three month comparison

•

The increase in MC Gross profit was principally due to improved labor productivity and lower depreciation expense, partially offset by lower Net sales which results in reduced fixed cost leverage.

•

Changes in currency translation rates did not have a significant effect on Gross profit for the second quarter of 2019.

Index

Six month comparison

•

The increase in MC Gross profit was principally due to improved labor productivity and lower depreciation expense.

•

Changes in currency translation rates did not have a significant effect on year-to-date Gross profit in 2019.

Operating Income

Three month comparison

The decrease in operating income was principally due to the net effect of the following individually significant items:

•

STG&R expenses increased $2.9 million principally due to revaluation of nonfunctional currency assets and liabilities resulted in second-quarter losses of $0.3 million in 2019, and gains of $2.3 million in 2018. The increase in STG&R expenses was partially offset by an increase in Gross profit and a decrease in Restructuring expense.

•

Restructuring charges were $1.0 million in the second-quarter of 2019, compared to $1.8 million in the same period in 2018.

Six month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•

Gross profit increased $5.1 million due to improved labor productivity.

•

Restructuring charges were $1.4 million in 2019, compared to $10.2 million in the same period in 2018.

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

A number of countries, including the United States, have issued orders grounding Boeing 737 Max 8 and/or Max 9 aircraft. If these recent groundings cause a decrease in demand for, or production of, this aircraft, it could have an adverse impact on demand for the LEAP 1B engine variant, which could in turn have an adverse impact on demand for the parts we supply for such engine. Such groundings are also likely to result in near-term delays or interruptions in planned production and delivery of the components that we supply for such engine variant; such interruptions or delays would likely reduce AEC’s LEAP-related sales and earnings in the periods in which they occur.

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Net sales	$118,933	$93,590	$225,972	$175,420
Gross profit	24,895	12,626	42,138	24,150
% of Net sales	20.9%	13.5%	18.6%	13.8%
STG&R expenses	7,195	7,976	14,832	17,004
Operating income	17,732	4,092	27,254	6,366

Index

Net Sales

Three month comparison

The increase in Net sales was principally due to the net effect of the following individually significant items:

•

Net sales increased by 27.1%.

•

Excluding the effect of changes in currency translation rates, Net sales increased 28.2% primarily driven by growth in the LEAP, F-35 and Boeing 787 fuselage frames programs.

Six month comparison

The increase in Net sales was principally due to the net effect of the following individually significant items:

•

Net sales increased by 28.8%.

•

Excluding the effect of changes in currency translation rates, Net sales increased 30.5% primarily driven by growth in the LEAP, F-35, Boeing 787 fuselage frames, and CH-53K programs.

Gross Profit

Three month comparison

The increase in Gross profit of $12.3 million was principally due to the increase in Net sales, as described above, improved labor productivity, and the effect of changes in the estimated profitability of long-term contracts which increased Gross profit by $5.0 million in the second quarter of 2019, compared to a decrease of $1.6 million in 2018.

Six month comparison

The increase in Gross profit of $18.0 million was principally due to the increase in Net sales, as described above, improved labor productivity, and the effect of changes in the estimated profitability of long-term contracts which increased Gross profit by $5.6 million in the first six months of 2019, compared to a decrease of $1.6 million in 2018.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus fee agreement. Revenue earned under these arrangements accounted for approximately 50 percent of segment revenue for each of the first six months of 2019 and 2018.

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

Changes in contract estimates resulted in an increase to Gross profit of $5.6 million in the first six months of 2019, compared to a decrease to Gross profit of $1.6 million for the first six months of 2018.

Operating Income/(Loss)

Three month comparison

The increase in operating income of $13.6 million in the second quarter of 2019 was principally due to the net effect of the following individually significant items:

•

A $12.3 million increase in Gross profit, as described above.

•

A $0.8 million decrease in STG&R expenses, due to lower compensation and professional fees in 2019.

Index

Six month comparison

The increase in operating income of $20.9 million in the second quarter of 2019 was principally due to the net effect of the following individually significant items:

•

A $18 million increase in Gross profit, as described above.

•

A $2.2 million decrease in STG&R expenses, due to lower compensation and professional fees in 2019.

Liquidity and Capital Resources

Cash Flow Summary

	Six months ended June 30,
(in thousands)	2019	2018
Net income	$63,667	$37,742
Depreciation and amortization	35,710	40,621
Changes in working capital	(4,836)	(53,460)
Changes in other noncurrent liabilities and deferred taxes	(2,906)	(9,442)
Other operating items	(8,539)	1,279
Net cash provided by/(used in) operating activities	83,096	16,740
Net cash used in investing activities	(35,453)	(39,175)
Net cash used in financing activities	(30,106)	(3,570)
Effect of exchange rate changes on cash and cash equivalents	(59)	(2,978)
Decrease in cash and cash equivalents	17,478	(28,983)
Cash and cash equivalents at beginning of year	197,755	183,727
Cash and cash equivalents at end of period	$215,233	$154,744

(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable.

Operating activities

Cash flow provided by operating activities was $83.1 million and $16.7 million for the first six months of 2019 and 2018, respectively. The net increase in cash provided by operating activities in 2019 was due to increased profitability in both MC and AEC, and improved management of working capital that resulted from a number of improvement initiatives.

Cash paid for income taxes was $17.4 million and $14.0 million for the first six months of 2019 and 2018, respectively. The increase is primarily due to an increase in withholding taxes paid on behalf of Switzerland related to dividend payments made to Switzerland and an increase in corporate income tax payments due to increased pre-tax income in Mexico and an increase in state corporate income tax payments in 2019 in the US.

At June 30, 2019, we had $215.2 million of cash and cash equivalents, of which $157.7 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first six months were $35.5 million in 2019 and $39.2 million in 2018.

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. To the extent, the Board declares cash dividends in the future, we expect to pay such dividends out of operating cash flows. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not

Index

to be significant. Substantially all of our cash balance at June 30, 2019 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2019.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $482 million of borrowings were outstanding as of June 30, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 17, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2019, we would have been able to borrow an additional $203 million under the Agreement.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 19 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP measures, including: net sales, and percent change in net sales, excluding the impact of currency translation effects (for each segment and on a consolidated basis); EBITDA and Adjusted EBITDA (for each segment and on a consolidated basis represented in dollars or as a percentage of net sales); Net debt and changes in Net debt excluding reductions in both due to the effect of changes to the treatment of leases due to the adoption of ASC 842; and Adjusted earnings per share (or Adjusted EPS). Such items are provided because management believes that they provide additional useful information to investors regarding the Company’s operational performance.

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

Index

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$49,538	$17,732	$(13,045)	$54,225
Interest, taxes, other income/(expense)	—	—	(19,966)	(19,966)
Net income/(loss) (GAAP)	49,538	17,732	(33,011)	34,259
Interest expense, net	—	—	4,631	4,631
Income tax expense	—	—	14,405	14,405
Depreciation and amortization expense	5,606	11,071	1,077	17,754
EBITDA (non-GAAP)	55,144	28,803	(12,898)	71,049
Restructuring expenses, net	935	(32)	(4)	899
Foreign currency revaluation losses	317	79	345	741
Pretax income attributable to the noncontrolling interest in ASC	—	(272)	—	(272)
Adjusted EBITDA (non-GAAP)	$56,396	$28,578	$(12,557)	$72,417

Three months ended June 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$50,315	$4,092	$(12,251)	$42,156
Interest, taxes, other income/(expense)	—	—	(12,313)	(12,313)
Net income/(loss) (GAAP)	50,315	4,092	(24,564)	29,843
Interest expense, net	—	—	4,621	4,621
Income tax expense	—	—	6,966	6,966
Depreciation and amortization expense	8,182	10,247	1,244	19,673
EBITDA (non-GAAP)	58,497	14,339	(11,733)	61,103
Restructuring expenses, net	1,800	558	231	2,589
Foreign currency revaluation (gains)/losses	(2,331)	116	(188)	(2,403)
Pretax expense attributable to the noncontrolling interest in ASC	—	121	—	121
Adjusted EBITDA (non-GAAP)	$57,966	$15,134	$(11,690)	$61,410

Index

Six months ended June 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$93,781	$27,254	$(26,717)	$94,318
Interest, taxes, other income/(expense)	—	—	(30,651)	(30,651)
Net income/(loss) (GAAP)	93,781	27,254	(57,368)	63,667
Interest expense, net	—	—	9,048	9,048
Income tax expense	—	—	21,881	21,881
Depreciation and amortization expense	11,525	21,973	2,212	35,710
EBITDA (non-GAAP)	105,306	49,227	(24,227)	130,306
Restructuring expenses, net	1,336	51	(4)	1,383
Foreign currency revaluation (gains)/losses	286	314	(1,691)	(1,091)
Pretax income attributable to the noncontrolling interest in ASC	—	(561)	—	(561)
Adjusted EBITDA (non-GAAP)	$106,928	$49,031	$(25,922)	$130,037

Six months ended June 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$77,258	$6,366	$(24,464)	$59,160
Interest, taxes, other income/(expense)	—	—	(21,418)	(21,418)
Net income/(loss) (GAAP)	77,258	6,366	(45,882)	37,742
Interest expense, net	—	—	8,909	8,909
Income tax expense	—	—	10,331	10,331
Depreciation and amortization expense	16,544	21,404	2,673	40,621
EBITDA (non-GAAP)	93,802	27,770	(23,969)	97,603
Restructuring expenses, net	10,152	779	231	11,162
Foreign currency revaluation (gains)/losses	(813)	301	499	(13)
Pretax income attributable to the noncontrolling interest in ASC	—	(222)	—	(222)
Adjusted EBITDA (non-GAAP)	$103,141	$28,628	$(23,239)	$108,530

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

Index

The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2019	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$899	$255	$644	$0.02
Foreign currency revaluation gains	741	210	531	0.02

Three months ended June 30, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,589	$779	$1,810	$0.06
Foreign currency revaluation gains	(2,403)	(723)	(1,680)	(0.05)

Six months ended June 30, 2019	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$1,383	$397	$986	$0.03
Foreign currency revaluation gains	(1,091)	(329)	(762)	(0.02)

Six months ended June 30, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$11,162	$3,565	$7,597	$0.24
Foreign currency revaluation gains	(13)	54	(67)	0.00

The following table contains the calculation of Adjusted EPS:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2019	2018	2019	2018
Earnings per share - basic (GAAP)	$1.05	$0.93	$1.96	$1.17
Adjustments:
Restructuring expenses, net (after-tax)	0.02	0.06	0.03	0.24
Foreign currency revaluation (gains)/losses (after-tax)	0.02	(0.05)	(0.02)	—
Adjusted Earnings per share	$1.09	$0.94	$1.97	$1.41

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

Index

The following table contains the calculation of net debt:

(in thousands)	June 30, 2019	March 31, 2019	December 31, 2018
Current maturities of long-term debt	$19	$19	$1,224
Long-term debt	482,019	491,022	523,707
Total debt	482,038	491,041	524,931
Cash and cash equivalents	215,233	187,385	197,755
Net debt	$266,805	$303,656	$327,176
Quarterly increase/(decrease)	(36,851)	(23,520)
Effect of ASC 842 adoption	—	(25,886)
Increase/(decrease) excluding effect of ASC 842 adoption	$(36,851)	$2,366

The following table contains the reconciliation of forecasted full-year 2019 Adjusted EBITDA and Adjusted EPS (non-GAAP measures) to comparable GAAP measures:

	Total Company		Machine Clothing
Forecast of full year 2019 Adjusted EBITDA (in millions)	Low	High	Low	High
Net income attributable to the Company (GAAP)	$98	$108	$172	$180
Interest expense, net	17	16	—	—
Income tax expense	40	41	—	—
Depreciation and amortization	70	75	22	24
EBITDA (non-GAAP)	225	240	194	204
Restructuring expenses(a)	1	1	1	1
Foreign currency revaluation gains/(losses)(a)	(1)	(1)	—	—
Pretax income attributable to the noncontrolling interest	—	—	—	—
Adjusted EBITDA (non-GAAP)	$225	$240	$195	$205

	Total Company
Forecast of full year 2019 Adjusted Earnings Per Share(b)
Per share amounts- Basic(b)	Low	High
Earnings per share (GAAP)	$3.04	$3.34
Restructuring expenses, net(a)	0.03	0.03
Foreign currency revaluation gains/(losses)(a)	(0.02)	(0.02)
Adjusted Earnings per share (non-GAAP)	$3.05	$3.35

(a)	Due to uncertainty of these items, the full year forecast is estimated as equal to actual results for the six months of 2019.
(b)	Calculations are based on shares outstanding estimate of 32.3 million.

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

Index

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

b) Changes in internal control over financial reporting.

Other than the items noted above, no changes occurred in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 17 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the items below, for discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

The Standish Family no longer holds more than 50% of the voting power of the company, and we are no longer a “controlled company” within the meaning of the NYSE listing rules.

As of May 8, 2019, the Standish Family held in the aggregate shares entitling them to cast approximately 52.7 percent of the combined votes entitled to be cast by all stockholders of the Company. After a public offering of a portion of their shares, the Standish Family now holds in the aggregate shares entitling them to cast approximately 34.5 percent of the combined votes entitled to be cast by all stockholders of the Company. As a result, we are no longer a “controlled company” within the meaning of the corporate governance requirements of the NYSE. Pursuant to these requirements, our Compensation Committee and Governance Committee are now required to be composed entirely of “independent directors” (as defined by NYSE listing rules), and a majority of our board of directors are required to be independent. Even before such offering, a majority of our board of directors and these two committees consisted of directors that our board of directors had determined to be independent. Even though we are no longer a “controlled company” under NYSE listing rules, the Standish Family will continue to have considerable influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.

Certain provisions of our Certificate of Incorporation, our Bylaws and Delaware law could hinder, delay or prevent a change in control of us that you might consider favorable, which could also adversely affect the price of our Class A Common Stock.

Certain provisions under our Certificate of Incorporation, our Bylaws and Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could delay or prevent a change in control of and could limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock.

Our certificate of incorporation authorizes our board of directors to issue new series of preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, the value of our Class A Common Stock could be negatively affected. For example, subject to applicable law, our board of directors could create a series of preferred stock with superior voting rights to our existing common stock. The ability of our board of directors to issue this new series of preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.

We may not pay cash dividends on our Class A Common Stock.

It is our current practice to pay cash dividends on our common stock. There can be no assurance, however, that we will pay dividends in the future in the amounts that we have in the past, or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our board of directors. For example, we have a substantial amount of indebtedness and while we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and

Index

grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns.

In the future, we may also enter into other credit agreements or other borrowing arrangements or issue debt securities that, in each case, restrict or limit our ability to pay cash dividends on our Class A Common Stock. In addition, since a significant portion of our cash is generated from operations of our subsidiaries, our ability to pay dividends is in part dependent on the ability of our subsidiaries — some of which are located outside of the United States — to make distributions to us. Such distributions will be subject to their operating results, cash requirements and financial condition, as well as our ability to repatriate cash held by non-U.S. subsidiaries. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A Common Stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our Class A Common Stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A Common Stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of shares by us or our existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We currently have 30,687,222 shares of Class A Common Stock outstanding and 1,617,998 shares of Class B Common Stock outstanding, each of which is convertible at any time into an equal number of shares of Class A Common Stock. In addition, shares of Class A Common Stock are issuable upon the exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.

In connection with the offering during the second quarter of 2019 by the Standish Family of a portion of their holdings of our common stock, our directors, certain executive officers, and the Standish Family entered into lock-up agreements pursuant to which each of them, with certain exceptions, until August 28, 2019, may not sell, transfer, dispose of or hedge any shares of our common stock. After that date, any shares of common stock held by them may be sold into the public market, subject to compliance with the Securities Act and other applicable securities laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the second quarter of 2019. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2019.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Document.

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)
Date: July 31, 2019	By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)