Form 10-Q
period 2019-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2019-10-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 1-10026

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
216 Airport Drive, Rochester, New Hampshire	03867
(Address of principal executive offices)	(Zip Code)

603-330-5850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	AIN	The New York Stock Exchange (NYSE)
Class B Common Stock, $0.001 par value per share	AIN	The New York Stock Exchange (NYSE)

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

The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of October 20, 2019.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018		2019	2018
$271,133	$251,889	Net sales	$796,454	$730,866
167,026	159,487	Cost of goods sold	495,394	469,039

104,107	92,402	Gross profit	301,060	261,827
39,841	39,058	Selling, general, and administrative expenses	121,602	117,646
8,832	9,958	Technical and research expenses	28,323	30,473
(244)	2,552	Restructuring expenses, net	1,139	13,714

55,678	40,834	Operating income	149,996	99,994
3,987	4,621	Interest expense, net	13,035	13,530
(1,628)	(3,151)	Other income, net	(1,906)	(973)

53,319	39,364	Income before income taxes	138,867	87,437
13,194	11,359	Income tax expense	35,075	21,690
40,125	28,005	Net income	103,792	65,747
116	269	Net income attributable to the noncontrolling interest	539	447
$40,009	$27,736	Net income attributable to the Company	$103,253	$65,300
$1.24	$0.86	Earnings per share attributable to Company shareholders — Basic	$3.20	$2.02
$1.24	$0.86	Earnings per share attributable to Company shareholders — Diluted	$3.20	$2.02
		Shares of the Company used in computing earnings per share:
32,306	32,264	Basic	32,293	32,247
32,317	32,280	Diluted	32,305	32,263
$0.18	$0.17	Dividends declared per share, Class A and Class B	$0.54	$0.51

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018		2019	2018

$40,125	$28,005	Net income	$103,792	$65,747

		Other comprehensive income/(loss), before tax:
(22,041)	(7,847)	Foreign currency translation and other adjustments	(24,243)	(21,193)
—	(232)	Pension/postretirement curtailment gain	—	(750)
		Amortization of pension liability adjustments:
(1,105)	(1,114)	Prior service credit	(3,315)	(3,341)
1,118	1,294	Net actuarial loss	3,357	3,882
(245)	(96)	Payments and amortization related to interest rate swaps included in earnings	(1,117)	138
(1,532)	1,777	Derivative valuation adjustment	(10,796)	9,703

		Income taxes related to items of other comprehensive income/(loss):
—	70	Pension/postretirement curtailment gain	—	225
(4)	(54)	Amortization of pension liability adjustment	(13)	(162)
62	23	Payments and amortization related to interest rate swaps included in earnings	285	(33)
392	(427)	Derivative valuation adjustment	2,759	(2,329)
16,770	21,399	Comprehensive income	70,709	51,887
103	264	Comprehensive income/(loss) attributable to the noncontrolling interest	520	446
$16,667	$21,135	Comprehensive income attributable to the Company	$70,189	$51,441

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$173,739	$197,755
Accounts receivable, net	224,232	223,176
Contract assets	64,571	57,447
Inventories	105,705	85,904
Income taxes prepaid and receivable	6,774	7,473
Prepaid expenses and other current assets	24,849	21,294
Total current assets	$599,870	$593,049

Property, plant and equipment, net	449,299	462,055
Intangibles, net	44,530	49,206
Goodwill	162,075	164,382
Deferred income taxes	51,761	62,622
Noncurrent receivables	45,699	45,061
Other assets	51,488	41,617
Total assets	$1,404,722	$1,417,992

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$60,994	$52,246
Accrued liabilities	122,741	129,030
Current maturities of long-term debt	20	1,224
Income taxes payable	7,787	6,806
Total current liabilities	191,542	189,306

Long-term debt	424,012	523,707
Other noncurrent liabilities	118,153	88,277
Deferred taxes and other liabilities	7,934	8,422
Total liabilities	741,641	809,712

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 39,098,292 in 2019 and 37,450,329 in 2018	39	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2019 and 3,233,998 in 2018	2	3
Additional paid in capital	431,860	430,555
Retained earnings	675,491	589,645
Accumulated items of other comprehensive income:
Translation adjustments	(139,153)	(115,976)
Pension and postretirement liability adjustments	(48,146)	(47,109)
Derivative valuation adjustment	(4,172)	4,697
Treasury stock (Class A), at cost 8,408,770 shares in 2019 and 8,418,620 shares in 2018	(256,391)	(256,603)
Total Company shareholders' equity	659,530	605,249
Noncontrolling interest	3,551	3,031
Total equity	663,081	608,280
Total liabilities and shareholders' equity	$1,404,722	$1,417,992

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018		2019	2018
		OPERATING ACTIVITIES
$40,125	$28,005	Net income	$103,792	$65,747
		Adjustments to reconcile net income to net cash provided by operating activities:
15,672	17,436	Depreciation	46,659	52,852
1,582	2,366	Amortization	6,305	7,571
13,548	1,199	Change in deferred taxes and other liabilities	12,802	(7,012)
(5)	2,131	Provision for write-off of property, plant and equipment	1,101	3,255
151	150	Non-cash interest expense	454	304
790	543	Compensation and benefits paid or payable in Class A Common Stock	1,413	1,879
—	(10)	Fair value adjustment on foreign currency option	—	61
		Changes in operating assets and liabilities that provided cash:
(9,950)	(2,813)	Accounts receivable	7,140	(39,954)
(9,605)	3,040	Contract assets	(6,558)	(8,721)
(3,760)	(2,968)	Inventories	(21,927)	(16,408)
131	103	Prepaid expenses and other current assets	(4,057)	(5,117)
304	(551)	Income taxes prepaid and receivable	662	(454)
363	(2,728)	Accounts payable	7,837	6,154
3,407	7,552	Accrued liabilities	(8,762)	12,171
(5,611)	6,766	Income taxes payable	1,619	13,355
(339)	(4,676)	Noncurrent receivables	(679)	(8,846)
(2,251)	(5,102)	Other noncurrent liabilities	(4,411)	(6,333)
(1,055)	(5,728)	Other, net	(2,517)	(9,049)
43,497	44,715	Net cash provided by operating activities	126,593	61,455

		INVESTING ACTIVITIES
(13,442)	(21,441)	Purchases of property, plant and equipment	(48,846)	(60,564)
(257)	(78)	Purchased software	(306)	(130)
(13,699)	(21,519)	Net cash used in investing activities	(49,152)	(60,694)

		FINANCING ACTIVITIES
—	3,000	Proceeds from borrowings	20,000	26,031
(58,006)	(10,471)	Principal payments on debt	(95,014)	(24,614)
(298)	—	Principal payments on finance lease liabilities	(876)	—
—	—	Taxes paid in lieu of share issuance	(971)	(1,652)
33	52	Proceeds from options exercised	105	202
(5,814)	(5,485)	Dividends paid	(17,435)	(16,441)
(64,085)	(12,904)	Net cash used in financing activities	(94,191)	(16,474)

(7,207)	(4,443)	Effect of exchange rate changes on cash and cash equivalents	(7,266)	(7,421)

41,494	5,849	Increase/decrease in cash and cash equivalents	(24,016)	(23,134)
215,233	154,744	Cash and cash equivalents at beginning of period	197,755	183,727
$173,739	$160,593	Cash and cash equivalents at end of period	$173,739	$160,593

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

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group (Safran) owns a 10 percent noncontrolling interest, is a designer and manufacturer of advanced materials-based engineered components for jet engine and airframe applications, and provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. AEC net sales to Safran were $175.2 million and $136.9 million in the first nine months of 2019 and 2018, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $107.5 million and $96.2 million as of September 30, 2019 and December 31, 2018, respectively.

Index

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales
Machine Clothing	$151,324	$157,608	$450,673	$461,165
Albany Engineered Composites	119,809	94,281	345,781	269,701
Consolidated total	$271,133	$251,889	$796,454	$730,866
Operating income/(loss)
Machine Clothing	$51,906	$49,695	$145,688	$126,952
Albany Engineered Composites	17,345	3,613	44,598	9,980
Corporate expenses	(13,573)	(12,474)	(40,290)	(36,938)
Operating income	$55,678	$40,834	$149,996	$99,994
Reconciling items:
Interest income	(851)	(579)	(2,037)	(1,399)
Interest expense	4,838	5,200	15,072	14,929
Other income, net	(1,628)	(3,151)	(1,906)	(973)
Income before income taxes	$53,319	$39,364	$138,867	$87,437

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$(211)	$370	$1,125	$10,522
Albany Engineered Composites	(33)	2,189	18	2,968
Corporate expenses	—	(7)	(4)	224
Total	$(244)	$2,552	$1,139	$13,714

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts during the first three quarters increased AEC operating income by $8.8 million and $0.5 million in 2019 and 2018, respectively.

We disaggregate revenue earned from contracts with customers for each of our business segments and reporting units based on the timing of revenue recognition, and groupings used for internal review purposes.

Index

The following table disaggregates revenue for each reporting unit by timing of revenue recognition:

	For the three months ended September 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$150,524	$800	$151,324

Albany Engineered Composites
ASC	—	56,414	56,414
Other AEC	6,708	56,687	63,395
Total Albany Engineered Composites	6,708	113,101	119,809

Total revenue	$157,232	$113,901	$271,133

	For the nine months ended September 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$448,273	$2,400	$450,673

Albany Engineered Composites
ASC	—	170,551	170,551
Other AEC	22,850	152,380	175,230
Total Albany Engineered Composites	22,850	322,931	345,781

Total revenue	$471,123	$325,331	$796,454

	For the three months ended September 30, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$156,808	$800	$157,608

Albany Engineered Composites
ASC	—	47,166	47,166
Other AEC	4,165	42,950	47,115
Total Albany Engineered Composites	4,165	90,116	94,281

Total revenue	$160,973	$90,916	$251,889

	For the nine months ended September 30, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$458,765	$2,400	$461,165

Albany Engineered Composites
ASC	—	134,972	134,972
Other AEC	15,909	118,820	134,729
Total Albany Engineered Composites	15,909	253,792	269,701

Total revenue	$474,674	$256,192	$730,866

Index

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Americas PMC	$82,763	$79,246	$239,686	$229,072
Eurasia PMC	50,330	59,321	155,849	172,675
Engineered Fabrics	18,231	19,041	55,138	59,418
Total Machine Clothing Net sales	$151,324	$157,608	$450,673	$461,165

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $81 million and $95 million as of September 30, 2019 and 2018, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2019 we expect to recognize as revenue approximately $25 million during 2019, with the remainder to be recognized in between 2020 and 2021.

At the January 1, 2019 date of adoption of ASC 842, Leases, MC assets increased by $5.6 million, AEC assets increased by $0.5 million, and Corporate assets increased by $1.0 million. Other than the impact from adoption, noted above, there were no other material changes in the total assets of the reportable segments in the first nine months of 2019.

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

Index

The table below presents the cumulative effect of changes made to our December 31, 2018 Balance Sheet as a result of the adoption of ASC 842, Leases:

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

(unaudited)

	As previously reported at December 31, 2018	Adjustments Increase/ (decrease)	Opening balance, as adjusted, January 1, 2019
ASSETS
Cash and cash equivalents	$197,755	$—	$197,755
Accounts receivable, net	223,176	—	223,176
Contract assets	57,447	—	57,447
Inventories	85,904	—	85,904
Income taxes prepaid and receivable	7,473	—	7,473
Prepaid expenses and other current assets	21,294	(370)	20,924
Total current assets	$593,049	$(370)	$592,679

Property, plant and equipment, net	462,055	(6,144)	455,911
Intangibles, net	49,206	—	49,206
Goodwill	164,382	—	164,382
Deferred income taxes	62,622	(20)	62,602
Noncurrent receivables	45,061	—	45,061
Other assets	41,617	13,615	55,232
Total assets	$1,417,992	$7,081	$1,425,073

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes and loans payable	$—	$—	$—
Accounts payable	52,246	—	52,246
Accrued liabilities	129,030	4,964	133,994
Current maturities of long-term debt	1,224	(1,206)	18
Income taxes payable	6,806	—	6,806
Total current liabilities	189,306	3,758	193,064

Long-term debt	523,707	(24,680)	499,027
Other noncurrent liabilities	88,277	27,968	116,245
Deferred taxes and other liabilities	8,422	—	8,422
Total liabilities	809,712	7,046	816,758

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 37,450,329 in 2018 and 37,395,753 in 2017	37	—	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 3,233,998 in 2018 and 2017	3	—	3
Additional paid in capital	430,555	—	430,555
Retained earnings	589,645	35	589,680
Accumulated items of other comprehensive income:
Translation adjustments	(115,976)	—	(115,976)
Pension and postretirement liability adjustments	(47,109)	—	(47,109)
Derivative valuation adjustment	4,697	—	4,697
Treasury stock (Class A), at cost 8,418,620 shares in 2018 and 8,431,335 shares in 2017	(256,603)	—	(256,603)
Total Company shareholders' equity	605,249	35	605,284
Noncontrolling interest	3,031	—	3,031
Total equity	608,280	35	608,315
Total liabilities and shareholders' equity	$1,417,992	$7,081	$1,425,073

Index

Adoption of the standard had no impact to our Consolidated Statements of Cash Flows.

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

We have operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

Index

The components of lease expense were as follows:

(in thousands)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Finance lease
Amortization of right-of-use asset	$249	$748
Interest on lease liabilities	388	1,181
Operating lease
Fixed lease cost	991	3,416
Variable lease cost	59	263
Short-term lease cost	350	1,022
Total lease expense	$2,037	$6,630

Lease expense for the three and nine month periods ended September 30, 2018 was $2.1 million and $6.1 million, respectively.

Supplemental cash flow information related to leases was as follows:

(in thousands)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$974	$3,350
Operating cash flows from finance leases	388	1,181
Financing cash flows from finance leases	298	876

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$988	$3,990
Finance leases	—	—

The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	September 30, 2019
Operating leases
Right of use assets included in Other assets	$13,838
Lease liabilities included in
Accrued liabilities	$3,780
Other noncurrent liabilities	10,131
Total operating lease liabilities	$13,911
Finance leases
Right of use assets included in Property, plant and equipment, net	$10,223
Lease liabilities included in
Accrued liabilities	$1,290
Other noncurrent liabilities	17,900
Total finance lease liabilities	$19,190

Index

Additional information for leases existing at September 30, 2019 was as follows:

Weighted average remaining lease term
Operating leases	4 years
Finance leases	10 years
Weighted average discount rate
Operating leases	5.7%
Finance leases	8.0%

Maturities of lease liabilities as of September 30, 2019 were as follows:

(in thousands)	Operating leases	Finance lease
Year ending December 31,
2019	$1,316	$686
2020	4,603	2,790
2021	3,497	2,790
2022	2,471	2,838
2023	1,495	3,004
Thereafter	3,054	15,512
Total lease payments	16,436	27,620
Less imputed interest	(2,525)	(8,430)
Total	$13,911	$ 19,190

The finance lease liability includes the SLC lease described above, but excludes additional manufacturing space that was included in the September 2018 modification of that lease. We expect to take control of the additional space during the fourth quarter of 2019, which would be the commencement of this lease component, at which time the lease liability and ROU asset will be recorded. We expect to have control of the additional space through 2029 and the additional space is expected to increase gross cash outflows during that period by $6.1 million.

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

The composition of the net periodic benefit cost for the nine months ended September 30, 2019 and 2018, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$1,892	$2,085	$142	$174
Interest cost	5,368	5,430	1,585	1,520
Expected return on assets	(6,155)	(6,702)	—	—
Curtailment gain	—	(750)	—	—
Amortization of prior service cost/(credit)	51	25	(3,366)	(3,366)
Amortization of net actuarial loss	1,687	1,665	1,670	2,217
Net periodic benefit cost	$2,843	$1,753	$31	$545

The amount of net periodic pension cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first nine months of 2019. In 2018, we recorded curtailment gains of $0.5 million in the second quarter and $0.2 million in the third quarter related to restructuring in France.

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

5. Restructuring

MC restructuring charges include expenses for the first nine months of 2019 and 2018 principally related to discontinued operations at its MC production facility in Sélestat, France. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $9.0 million in the first nine months of 2018 for severance and outplacement costs for the approximately 50 positions that were terminated under this plan. In the first nine months of 2019, restructuring charges were $0.3 million. Since 2017, we have recorded $12.0 million of restructuring charges related to this action. As a result of this action, the Company recorded a pension plan curtailment gain of $0.7 million in 2018 which is recorded in Other (income)/expense.

AEC restructuring charges include expenses for the first nine months of 2018 were related to work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire.

AEC restructuring charges in the third quarter of 2018 were principally related to the discontinuation of certain manufacturing processes in Salt Lake City, resulting in a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance.

Index

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$(211)	$370	$1,125	$10,522
Albany Engineered Composites	(33)	2,189	18	2,968
Corporate expenses	—	(7)	(4)	224
Total	$(244)	$2,552	$1,139	$13,714

Nine months ended September 30, 2019 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Impairment of intangible assets
Machine Clothing	$1,125	$1,081	$44	$—
Albany Engineered Composites	18	18	—	—
Corporate expenses	(4)	(4)	—	—
Total	$1,139	$1,095	$44	$—

Nine months ended September 30, 2018 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Impairment of intangible assets
Machine Clothing	$10,522	$11,128	$144	$(750)
Albany Engineered Composites	2,968	1,206	1,762	—
Corporate expenses	224	224	—	—
Total	$13,714	$12,558	$1,906	$(750)

We expect that approximately $0.4 million of Accrued liabilities for restructuring at September 30, 2019 will be paid within one year and approximately $1.7 million will be paid the following year. The table below presents the year-to-date changes in restructuring liabilities for 2019 and 2018, all of which related to termination costs:

(in thousands)	December 31, 2018	Restructuring charges accrued	Payments	Currency translation /other	September 30, 2019
Total termination and other costs	$5,570	$1,095	$(4,195)	$(360)	$2,110

(in thousands)	December 31, 2017	Restructuring charges accrued	Payments	Currency translation/ other	September 30, 2018
Total termination and other costs	$3,326	$12,558	$(9,153)	$(379)	$6,352

Index

6. Other (Income)/Expense, net

The components of Other (Income)/Expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Currency transaction (gains)/losses	$(2,028)	$(3,611)	$(3,724)	$(2,930)
Bank fees and amortization of debt issuance costs	81	100	262	303
Pension curtailment gain	—	(232)	—	(750)
Components of net periodic pension and postretirement cost other than service	278	264	840	789
Other	41	328	716	1,615
Total	$(1,628)	$(3,151)	$(1,906)	$973

7. Income Taxes

The following table presents components of income tax expense for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Income tax based on income from continuing operations, at estimated tax rates of 27.5% and 29.7%, respectively	$14,662	$11,691	$38,256	$25,970
Effect of change in estimated tax rate	(692)	(191)	—	—
Income tax before discrete items	13,970	11,500	38,256	25,970

Discrete tax expense:

Exercise of U.S. stock options	(55)	(29)	(111)	(155)
Impact of mandatory repatriation	—	—	—	(1,099)
Adjustments to prior period tax liabilities	(160)	(7)	187	(259)
Provision for/resolution of tax audits and contingencies, net	(558)	(168)	(2,785)	2,280
Adjustment related to prior period change in opening valuation allowance	—	63	(1,366)	(4,923)
Change in valuation allowances	(11)	—	830	—
Other	8	—	64	(124)
Total income tax expense	$13,194	$11,359	$35,075	$21,690

The third-quarter estimated annual effective tax rate on continuing operations was 27.5 percent in 2019, compared to 29.7 percent for the same period in 2018.

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

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $170.4 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $4.0 million and state income taxes of $3.8 million which have already been recorded.

Index

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

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2019, the Company determined that a valuation allowance of $0.8 million was necessary for one of its Mexico entities. Therefore, the Company booked an expense of $0.8 million in the second quarter of 2019.

In the first quarter of 2019, the Company recorded a $1.3 million out-of-period immaterial adjustment related to a German tax valuation allowance.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2019	2018	2019	2018
Net income attributable to the Company	$40,009	$27,736	$103,253	$65,300
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,306	32,264	32,293	32,247
Effect of dilutive stock-based compensation plans:
Stock options	11	16	12	16
Weighted average number of shares used in calculating diluted net income per share	32,317	32,280	32,305	32,263
Average market price of common stock used for calculation of dilutive shares	$82.99	$72.30	$76.45	$66.01

Net income attributable to the Company per share:
Basic	$1.24	$0.86	$3.20	$2.02
Diluted	$1.24	$0.86	$3.20	$2.02

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2018 to September 30, 2019:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications	(23,177)	280	(8,037)	(30,934)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(832)	(832)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	29	—	29
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(23,177)	(1,037)	(8,869)	(33,083)
September 30, 2019	$(139,153)	$(48,146)	$(4,172)	$(191,471)

Index

The table below presents changes in the components of AOCI for the period December 31, 2017 to September 30, 2018:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2017	$(87,318)	$(50,536)	$1,953	$(135,901)
Other comprehensive income/(loss) before reclassifications	(23,582)	2,389	7,374	(13,819)
Pension/postretirement curtailment gain, net of tax	—	(525)	—	(525)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	105	105
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	379	—	379
Net current period other comprehensive income	(23,582)	2,243	7,479	(13,860)
September 30, 2018	$(110,900)	$(48,293)	$9,432	$(149,761)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Consolidated Statements of Income that were affected for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$(245)	$(96)	$(1,117)	$138
Income tax effect	62	23	285	(33)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(183)	$(73)	$(832)	$105
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	—	(232)	—	(750)
Amortization of prior service credit	(1,105)	(1,114)	(3,315)	(3,341)
Amortization of net actuarial loss	1,118	1,294	3,357	3,882
Total pretax amount reclassified (b)	13	(52)	42	(209)
Income tax effect	(4)	16	(13)	63
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$9	$(36)	$29	$(146)
(a)	Included in Interest expense, net, are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 15 and 16).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic cost (see Note 4).

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

Index

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

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Nine months ended September 30,
(in thousands)	2019	2018
Net income of Albany Safran Composites (ASC)	$6,368	$5,433
Less: Return attributable to the Company's preferred holding	974	965
Net income of ASC available for common ownership	$5,394	$4,468
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$539	$447

Noncontrolling interest, beginning of year	$3,031	$3,247
Decrease attributable to 2018 adoption of ASC 606	—	(327)
Net income attributable to noncontrolling interest	539	447
Changes in other comprehensive income attributable to noncontrolling interest	(19)	(1)
Noncontrolling interest	$3,551	$3,366

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

As of September 30, 2019 and December 31, 2018, Accounts receivable consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Trade and other accounts receivable	$210,919	$211,244
Bank promissory notes	16,062	19,269
Allowance for doubtful accounts	(2,749)	(7,337)
Accounts receivable, net	$224,232	$223,176

During the third quarter of 2019, the Company wrote-off $5.1 million of Accounts receivables related to ongoing bankruptcy proceedings for certain Machine Clothing customers in Europe. The write-offs pertained to Accounts receivables recorded in prior years, which were fully reserved, and resulted in no impact on the Consolidated Statements of Income for the three and nine month periods ended September 30, 2019.

The Company has Noncurrent receivables in the AEC segment that represent revenue earned which has extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020.

As of September 30, 2019 and December 31, 2018, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Noncurrent receivables	$45,699	$45,061

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

Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2019 and December 31, 2018, Contract assets and Contract liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Contract assets	$64,571	$57,447
Contract liabilities	4,713	9,025

Contract assets increased approximately $7.1 million during the nine month period ended September 30, 2019. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the three and nine month periods ended September 30, 2019.

Contract liabilities decreased approximately $4.3 million during the nine month period ended September 30, 2019, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers for contracts that were in a contract liability position. Revenue recognized for the nine month period ended September 30, 2019, that was included in the Contract liability balance as of December 31, 2018 was $6.1 million, and included revenue in the MC and AEC segments.

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

As of September 30, 2019 and December 31, 2018, Inventories consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$54,376	$40,489
Work in process	34,614	33,181
Finished goods	16,715	12,234
Total inventories	$105,705	$85,904

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

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of September 30, 2019 and December 31, 2018, were as follows:

As of September 30, 2019 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
AEC trade names	15	$140	($133)	$7
AEC technology	15	370	(333)	37
Customer relationships	15	48,421	(11,304)	37,117
Customer contracts	6	17,471	(10,199)	7,272
Other intangibles	5	322	(225)	97
Net amortized intangible assets		$66,724	($22,194)	$44,530

Unamortized intangible assets:
MC Goodwill		$66,345	$—	$66,345
AEC Goodwill		95,730	—	95,730
Total unamortized intangible assets:		$162,075	$—	$162,075

As of December 31, 2018 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
AEC trade names	15	$140	($129)	$11
AEC technology	15	370	(314)	56
Customer relationships	15	48,421	(8,883)	39,538
Customer contracts	6	17,471	(8,015)	9,456
Other intangibles	5	322	(177)	145
Net amortized intangible assets		$66,724	($17,518)	$49,206

Unamortized intangible assets:
MC Goodwill		$68,652	$—	$68,652
AEC Goodwill		95,730	—	95,730
Total unamortized intangible assets:		$164,382	$—	$164,382

Index

The changes in intangible assets, net and goodwill from December 31, 2018 to September 30, 2019, were as follows:

(in thousands)	December 31, 2018	Amortization	Currency Translation	September 30, 2019
Amortized intangible assets:
AEC trade names	$11	($4)	$—	$7
AEC technology	56	(19)	—	37
Customer relationships	39,538	(2,421)	—	37,117
Customer contracts	9,456	(2,184)	—	7,272
Other intangibles	145	(48)	—	97
Net amortized intangible assets	$49,206	($4,676)	$—	$44,530

Unamortized intangible assets:
MC Goodwill	$68,652	$—	($2,307)	$66,345
AEC Goodwill	95,730	—	—	95,730
Total unamortized intangible assets:	$164,382	$—	($2,307)	$162,075

Estimated amortization expense of intangibles for the years ending December 31, 2019 through 2023, is as follows:

Annual amortization
Year	(in thousands)
2019	$6,234
2020	6,234
2021	6,163
2022	3,949
2023	3,228

15. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	September 30, 2019	December 31, 2018
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.47% in 2019 and 3.69% in 2018 (including the effect of interest rate hedging transactions, as described below), due in 2022	$424,000	$499,000

Finance obligation	—	25,886

Other debt, at an average end of period rate of 5.50% in both 2019 and 2018, due in varying amounts through 2021	32	45

Long-term debt	424,032	524,931

Less: current portion	(20)	(1,224)
Long-term debt, net of current portion	$424,012	$523,707

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $424 million of borrowings were outstanding as of September 30, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 30, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from

Index

1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2019, we would have been able to borrow an additional $261 million under the Agreement.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2019 was 2.03%, during the swap period. On September 16, 2019, the all-in-rate on the $350 million of debt was 3.485%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of September 30, 2019, our leverage ratio was 1.42 to 1.00 and our interest coverage ratio was 13.03 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of September 30, 2019.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at September 30, 2019, or at December 31, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index

	September 30, 2019		December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$26,317	$—	$14,234	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	839	—	731	—
Interest rate swaps	—	—	—	4,548 (c)
Liabilities:
Other noncurrent liabilities
Interest rate swaps	—	(7,021) (b)	—	—
(a)	Original cost basis $0.5 million.
(b)	Net of $15.5 million receivable floating leg and $22.5 million liability fixed leg.
(c)	Net of $32.0 million receivable floating leg and $27.5 million liability fixed leg.

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation

Index

adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of September 30, 2019, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled ($0.8) million for the nine month period ended September 30, 2019, and $0.6 million for the nine month period ended September 30, 2018. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.3 million for the nine month period ended September 30, 2019 and $0.5 million for the nine month period ended September 30, 2018.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$—	$10	$—	($61)

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,701 claims as of September 30, 2019.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2014	4,299	625	147	3,821	$437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019 (as of September 30)	3,684	29	46	3,701	$—

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2019 we had resolved, by means of settlement or dismissal, 37,775 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

Index

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of September 30, 2019, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

Index

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2018 to September 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Adoption of accounting standards(a)	—	—	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	—	29,190	—	—	—	218	29,408
Compensation and benefits paid or payable in shares	25	—	—	—	(547)	—	—	—	—	—	(547)
Options exercised	3	—	—	—	44	—	—	—	—	—	44
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,231)	—	—	—	—	(5,231)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(582)	—	—	—	—	(582)
Cumulative translation adjustments	—	—	—	—	—	—	(654)	—	—	(8)	(662)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(1,487)	—	—	—	(1,487)
Derivative valuation adjustment	—	—	—	—	—	—	(2,851)	—	—	—	(2,851)
March 31, 2019	37,478	$37	3,234	$3	$430,052	$613,057	$(163,380)	8,419	$(256,603)	$3,241	$626,407
Net income	—	—	—	—	—	34,054	—	—	—	205	34,259
Compensation and benefits paid or payable in shares	—	—	—	—	958	—	—	(10)	212	—	1,170
Options exercised	2	—	—	—	28	—	—	—	—	—	28
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	—
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,523)	—	—	—	—	(5,523)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(291)	—	—	—	—	(291)
Conversion of Class B shares to Class A shares, rounding(b)	1,616	2	(1,616)	(1)	(1)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1)	—	—	2	1
Pension and postretirement liability adjustments	—	—	—	—	—	—	(40)	—	—	—	(40)
Derivative valuation adjustment	—	—	—	—	—	—	(4,695)	—	—	—	(4,695)
June 30, 2019	39,096	$39	1,618	$2	$431,037	$641,297	$(168,116)	8,409	$(256,391)	$3,448	$651,316
Net income	—	—	—	—	—	40,009	—	—	—	116	40,125
Compensation and benefits paid or payable in shares	—	—	—	—	790	—	—	—	—	—	790
Options exercised	2	—	—	—	33	—	—	—	—	—	33
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	—
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,524)	—	—	—	—	(5,524)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(291)	—	—	—	—	(291)
Cumulative translation adjustments	—	—	—	—	—	—	(22,522)	—	—	(13)	(22,535)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(490)	—	—	—	490
Derivative valuation adjustment	—	—	—	—	—	—	(1,323)	—	—	—	(1,323)
September 30, 2019	39,098	$39	1,618	$2	$431,860	$675,491	$(191,471)	8,409	$(256,391)	$3,551	$663,081

Index

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2017 to September 30, 2018:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2017	37,396	$37	3,234	$3	$428,423	$534,082	$(135,901)	8,431	$(256,876)	$3,247	$573,015
Adoption of accounting standards(c)(d)	—	—	—	—	—	(5,068)	—	—	—	(327)	(5,395)
Net income	—	—	—	—	—	7,662	—	—	—	237	7,899
Compensation and benefits paid or payable in shares	44	—	—	—	289	—	—	—	—	—	289
Options exercised	8	—	—	—	147	—	—	—	—	—	147
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.17 per share	—	—	—	—	—	(4,933)	—	—	—	—	(4,933)
Class B Common Stock, $0.17 per share	—	—	—	—	—	(550)	—	—	—	—	(550)
Cumulative translation adjustments	—	—	—	—	—	—	17,646	—	—	(7)	17,639
Pension and postretirement liability adjustments	—	—	—	—	—	—	(13)	—	—	—	(13)
Derivative valuation adjustment	—	—	—	—	—	—	4,480	—	—	—	4,480
March 31, 2018	37,448	$37	3,234	$3	$428,859	$531,193	$(113,788)	8,431	$(256,876)	$3,150	$592,578
Net income	—	—	—	—	—	29,902	—	—	—	(59)	29,843
Compensation and benefits paid or payable in shares	—	—	—	—	773	—	—		274	—	1,047
Options exercised	—	—	—	—	3	—	—	—	—	—	3
Shares issued to Directors	—	—	—	—	—	—	—	(12)	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	—
Class A Common Stock, $0.17 per share	—	—	—	—	—	(4,935)	—	—	—	—	(4,935)
Class B Common Stock, $0.17 per share	—	—	—	—	—	(550)	—	—	—	—	(550)
Cumulative translation adjustments	—	—	—	—	—	—	(33,216)	—	—	11	(33,205)
Pension and postretirement liability adjustments	—	—	—	—	—	—	2,127	—	—	—	2,127
Derivative valuation adjustment	—	—	—	—	—	—	1,722	—	—	—	1,722
June 30, 2018	37,448	$37	3,234	$3	$429,635	$555,610	$(143,155)	8,419	$(256,602)	$3,102	$588,630
Net income	—	—	—	—	—	27,736	—	—	—	(269)	28,005
Compensation and benefits paid or payable in shares	—	—	—	—	544	—	—		(1)	—	543
Options exercised	2	—	—	—	52	—	—	—	—	—	52
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	—	—	—
Class A Common Stock, $0.17 per share	—	—	—	—	—	(4,935)	—	—	—	—	(4,935)
Class B Common Stock, $0.17 per share	—	—	—	—	—	(550)	—	—	—	—	(550)
Cumulative translation adjustments	—	—	—	—	—	—	(8,012)	—	—	(5)	(8,017)
Pension and postretirement liability adjustments	—	—	—	—	—	—	129	—	—	—	129
Derivative valuation adjustment	—	—	—	—	—	—	1,277	—	—	—	1,277
September 30, 2018	37,450	$37	3,234	$3	$430,231	$577,861	$(149,761)	8,419	$(256,603)	$3,366	$605,134

Index

(a)	As described in Note 3, the Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.
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

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. We do not expect a significant impact to our consolidated assets and liabilities, net earnings, or cash flows as a result of adopting this new standard. We plan to adopt the new standard effective January 1, 2021.

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

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,”

Index

“anticipate,” “intend,” “estimate,” “project,” ”look for,” “will,” “should,” “guidance,” “guide” and similar expressions identify forward-looking statements, which generally are not historical in nature. Because forward-looking statements are subject to certain risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Index

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

A number of countries, including the United States, have issued orders grounding Boeing 737 Max 8 and/or Max 9 aircraft. If these recent groundings cause a decrease in demand for, or production of, this aircraft, it could have an adverse impact on demand for the LEAP 1B engine variant, which could in turn have an adverse impact on demand for the parts we supply for such engine. During the third quarter of 2019, we worked with our customer to implement certain reductions in our production plans for LEAP components for the second half of the year, while at the same time maintaining a production rate somewhat higher than the delivery rate of our components, in order to retain the our existing workforce and avoid regressing on the learning curve. The Company is continuing to monitor developments with our customer. Due to the nature of the contract with our customer, under the relevant accounting standards we are recognizing revenue and gross profit on that extra production in 2019, rather than in any future period in which the produced components will be delivered to the customer. This is generating a pull-forward of revenue from those periods into 2019. In addition, considerable uncertainty still exists with respect to the return-to-service of the 737-MAX and the subsequent ramp-up in our production of LEAP-1B components, which may lead to additional impacts to our revenues from LEAP-1B components in 2020 and future periods. The nature of our cost-plus fee arrangement, however, should somewhat mitigate the impact of such factors on gross margin rate in such future periods.

Consolidated Results of Operations

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2019	2018	% Change	2019	2018	% Change
Machine Clothing	$151,324	$157,608	-4.0%	$450,673	$461,165	-2.3%
Albany Engineered Composites	119,809	94,281	27.1%	345,781	269,701	28.2%
Total	$271,133	$251,889	7.6%	$796,454	$730,866	9.0%

The following tables provide a comparison of 2019 Net sales, excluding the impact of currency translation effects, to 2018 Net sales:

(in thousands, except percentages)	Net sales as reported, Q3 2019	Decrease due to changes in currency translation rates	Q3 2019 sales on same basis as Q3 2018	Net sales as reported, Q3 2018	% Change compared to Q3 2018, excluding changes in currency translation rates
Machine Clothing	$151,324	$2,181	$153,505	$157,608	-2.6%
Albany Engineered Composites	119,809	1,163	120,972	94,281	28.3%
Total	$271,133	$3,344	$274,477	$251,889	9.0%

Index

(in thousands, except percentages)	Net sales as reported, nine months ended September 30, 2019	Decrease due to changes in currency translation rates	First nine months of 2019 sales on same basis as 2018	Net sales as reported, nine months ended September 30, 2018	% Change compared to 2018, excluding changes in currency translation rates
Machine Clothing	$450,673	$9,310	$459,983	$461,165	-0.3%
Albany Engineered Composites	345,781	4,062	349,843	269,701	29.7%
Total	$796,454	$13,372	$809,826	$730,866	10.8%

Three month comparison

•

Changes in currency translation rates had the effect of decreasing Net sales by $3.3 million during the third quarter of 2019, as compared to 2018, principally due to the weaker euro in 2019.

•

Excluding the effect of changes in currency translation rates:

•

Net sales increased 9.0% compared to the same period in 2018.

•

Net sales in MC decreased 2.6% compared to the third quarter of 2018. A decline in the publication grade sales was partially offset by a modest net increase across other grades.

•

Net sales in AEC increased 28.3% primarily driven by growth in the LEAP, F-35 and Boeing 787 fuselage frames programs.

Nine month comparison

•

Changes in currency translation rates had the effect of decreasing Net sales by $13.4 million for the first nine months of 2019, as compared to 2018, principally due to the weaker euro in 2019.

•

Excluding the effect of changes in currency translation rates:

•

Net sales increased 10.8% compared to the same period in 2018.

•

Net sales in MC decreased 0.3% compared to 2018. A decline in the publication grade sales was partially offset by a modest net increase across other grades.

•

Net sales in AEC increased 29.7% primarily driven by growth in the LEAP, F-35 and Boeing 787 fuselage frames programs.

Gross Profit

The following table summarizes Gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Machine Clothing	$79,225	$78,727	$234,040	$224,111
Albany Engineered Composites	24,882	13,727	67,020	37,877
Corporate expenses	—	(52)	—	(161)
Total	$104,107	$92,402	$301,060	$261,827
% of Net sales	38.4%	36.7%	37.8%	35.8%

Three month comparison

The increase in 2019 Gross profit, as compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

An increase in AEC gross profit, principally due to higher sales and the favorable effect of changes in the estimated profitability of long-term contracts, which increased Gross profit by $3.3 million in the third quarter of 2019, compared to a $2.1 million increase in the same period of 2018.

•

An increase in MC gross profit, principally due to lower depreciation expense, partially offset by lower Net sales.

Index

•

Changes in currency translation rates did not have a significant effect on gross profit in 2019.

Nine month comparison

The increase in 2019 gross profit, as compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

An increase in AEC gross profit, principally due to higher sales and the favorable effect of changes in the estimated profitability of long-term contracts which increased Gross profit by $8.8 million in the first nine months of 2019, compared to an increase of $0.5 million in 2018.

•

An increase in MC gross profit, principally due to improved labor productivity.

•

Changes in currency translation rates did not have a significant effect on Gross profit in 2019.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.

The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Machine Clothing	$27,529	$28,661	$87,227	$86,639
Albany Engineered Composites	7,572	7,927	22,404	24,931
Corporate expenses	13,572	12,428	40,294	36,549
Total	$48,673	$49,016	$149,925	$148,119
% of Net sales	18.0%	19.5%	18.8%	20.3%

Three month comparison

The overall decrease in STG&R expenses in the third quarter of 2019, compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

In MC, revaluation of nonfunctional currency assets and liabilities resulted in third-quarter gain of $1.0 million in 2019 and a negligible gain in 2018.

•

In AEC, lower spending on research and development in 2019, as compared to 2018.

•

Corporate STG&R expenses increased principally due to professional fees associated with various initiatives.

Nine month comparison

The overall increase in STG&R expenses in the first nine months of 2019, compared to the same period in 2018, was principally due to the net effect of the following individually significant items:

•

In MC, revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.7 million in 2019, and gains of $0.9 million in 2018.

•

In AEC, lower spending on research and development and professional fees and in 2019, as compared to 2018.

•

Corporate STG&R expenses increased principally due to costs in 2019 for terminations and professional fees associated with various initiatives.

Research and Development

The following table is a subset of the STG&R expenses table above and summarizes expenses associated with internally funded research and development by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$3,967	$4,208	$12,429	$12,837
Albany Engineered Composites	2,233	3,117	7,870	9,447
Total	$6,200	$7,325	$20,299	$22,284

Index

Restructuring Expense

In addition to the items discussed above affecting Gross profit, and STG&R expenses, operating income was affected by restructuring costs of $1.1 million in the first nine months of 2019, and $13.7 million for the same period in 2018.

The following table summarizes restructuring expenses by business segment:

	Three months ended September 30,		nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$(211)	$370	$1,125	$10,522
Albany Engineered Composites	(33)	2,189	18	2,968
Corporate expenses	—	(7)	(4)	224
Total	$(244)	$2,552	$1,139	$13,714

In 2018, the Company’s proposal to close its Machine Clothing production facility in Sélestat, France was approved by the French Labor Ministry. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. In the first nine months of 2018, we recorded restructuring expense of $9.0 million for severance and outplacement costs for the approximately 50 positions that will be terminated under this plan. Since 2017, we have recorded $12.0 million of restructuring charges related to this action. The Company continues to assess property, plant and equipment in that location to determine if equipment will be transferred to other facilities, or if the value of the assets can be recovered through a sale. Depending on the outcome of that assessment, additional restructuring charges could be recorded in future periods. Annual cost savings associated with this action has resulted in lower cost of goods sold.

AEC restructuring charges include expenses for the first nine months of 2018 were related to work force reductions in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire.

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

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Machine Clothing	$51,906	$49,695	$145,688	$126,952
Albany Engineered Composites	17,345	3,613	44,598	9,980
Corporate expenses	(13,573)	(12,474)	(40,290)	(36,938)
Total	$55,678	$40,834	$149,996	$99,994

Index

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Interest expense, net	$3,987	$4,621	$13,035	$13,530
Other income, net	(1,628)	(3,151)	(1,906)	(973)
Income tax expense	13,194	11,359	35,075	21,690
Net income attributable to the noncontrolling interest	116	269	539	447

Interest Expense, net

Year-to-date 2019 Interest expense, net, was relatively flat compared to 2018. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net

Three month comparison

The decrease in Other (income)/expense, net included the following individually significant items:

•

For the third quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a gain of $2.0 million in 2019 and $3.6 million in 2018.

Nine month comparison

The increase in Other (income)/expense, net included the following individually significant items:

•

For the first nine months of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a gain of $3.7 million in 2019, and a gain of $2.9 million in 2018.

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

Three month comparison

The Company’s effective tax rates for the third quarter of 2019 and 2018 were 24.7% and 28.9%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the effective tax rate in the third quarter of 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•

The income tax rate on continuing operations, excluding discrete items, was 27.5%.

•

A ($0.2) million [-0.3%] tax benefit related to the true-up of prior years’ estimated taxes.

•

A ($1.3) million [-2.5%] tax benefit for other tax adjustments.

Significant items that impacted the third quarter of 2018 tax rate included the following:

•

The income tax rate on continuing operations, excluding discrete items, was 29.7%.

•

A ($0.2) million [-0.4%] tax benefit due to changes of uncertain tax positions.

•

A $0.1 million [0.2%] tax expense due to changes in the opening valuation allowance.

•

A ($0.2) million [-0.6%] tax benefit for other tax adjustments.

Index

Nine month comparison

The Company’s effective tax rates for the first nine months of 2019 and 2018 were 25.3% and 24.8%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the effective tax rate in the first nine months of 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•

The income tax rate on continuing operations, excluding discrete items, was 27.5%.

•

A $0.2 million [0.2%] tax expense related to the true-up of prior years’ estimated taxes.

•

A ($2.8) million [-2.0%] tax benefit due to changes of uncertain tax positions.

•

A ($1.4) million [-1.0%] tax benefit from an adjustment related to a prior period change in the valuation allowance.

•

A $0.8 million [0.6%] tax expense related to the creation of a valuation allowance in Mexico.

Significant items that impacted the effective tax rate in the first nine months of 2018 included the following:

•

The income tax rate on continuing operations, excluding discrete items, was 29.7%.

•

A ($0.3) million [-0.3%] tax benefit related to the true-up of prior years’ estimated taxes.

•

A ($1.1) million [-1.2%] tax benefit from the impact of the mandatory repatriations.

•

A $2.3 million [2.5%] tax expense due to changes of uncertain tax positions.

•

A ($5.0) million [-5.3%] tax benefit due to changes in the opening valuation allowance.

•

A ($0.2) million [-0.6%] net tax benefit for other tax adjustments.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 57% of our consolidated revenues during the first nine months of 2019. MC products are purchased primarily by manufacturers of paper and paperboard.

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

Index

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Net sales	$151,324	$157,608	$450,673	$461,165
Gross profit	79,225	78,727	234,040	224,111
% of Net sales	52.4%	50.0%	51.9%	48.6%
STG&R expenses	27,529	28,661	87,227	86,639
Operating income	51,906	49,695	145,688	126,952

Net Sales

Three month comparison

•

Net sales decreased by 4.0%.

•

Changes in currency translation rates had the effect of decreasing third-quarter 2019 sales by $2.2 million compared to the same period in 2018. That currency translation effect was principally due to the weaker euro in the third quarter of 2019, compared to 2018.

•

Excluding the effect of changes in currency translation rates, Net sales in MC decreased 2.6% compared to a very strong third quarter of 2018. A decline in the publication grade sales was partially offset by a modest net increase across other grades.

Nine month comparison

•

Net sales decreased by 2.3%.

•

Changes in currency translation rates had the effect of decreasing 2019 sales by $9.3 million compared to the same period in 2018. That currency translation effect was principally due to the weaker euro and Chinese renminbi in 2019, compared to 2018.

•

Excluding the effect of changes in currency translation rates, Net sales in MC decreased 0.3%, as the declines in sales for publication grades was nearly offset by increases in sales for other grades.

Gross Profit

Three month comparison

•

The increase in MC Gross profit was principally due to lower depreciation expense, that resulted principally from significant investments made approximately ten years ago that have become fully depreciated.

•

Changes in currency translation rates did not have a significant effect on Gross profit for the third quarter of 2019.

Nine month comparison

•

The increase in MC Gross profit was principally due to lower depreciation expense that resulted principally from significant investments made approximately ten years ago that have become fully depreciated.

•

Changes in currency translation rates did not have a significant effect on year-to-date Gross profit in 2019.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•

STG&R expenses decreased $1.1 million principally due to revaluation of nonfunctional currency assets and liabilities which resulted in gains of $1.0 million in 2019, and negligible gains in 2018.

Index

•

Restructuring activities resulted in a net reduction to expense of $0.2 million in the third quarter of 2019, compared to expense of $0.4 million in the same period in 2018.

Nine month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•

Gross profit increased $9.9 million principally due to lower depreciation expense and improved labor productivity.

•

Restructuring charges were $1.1 million in 2019, compared to $10.5 million in the same period in 2018.

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

A number of countries, including the United States, have issued orders grounding Boeing 737 Max 8 and/or Max 9 aircraft. If these recent groundings cause a decrease in demand for, or production of, this aircraft, it could have an adverse impact on demand for the LEAP 1B engine variant, which could in turn have an adverse impact on demand for the parts we supply for such engine. During the third quarter of 2019, we worked with our customer to implement certain reductions in our production plans for LEAP components for the second half of the year, while at the same time maintaining a production rate somewhat higher than the delivery rate of our components, in order to retain the our existing workforce and avoid regressing on the learning curve. The Company is continuing to monitor developments with our customer. Due to the nature of the contract with our customer, under the relevant accounting standards we are recognizing revenue and gross profit on that extra production in 2019, rather than in any future period in which the produced components will be delivered to the customer. This is generating a pull-forward of revenue from those periods into 2019. In addition, considerable uncertainty still exists with respect to the return-to-service of the 737-MAX and the subsequent ramp-up in our production of LEAP-1B components, which may lead to additional impacts to our revenues from LEAP-1B components in 2020 and future periods. The nature of our cost-plus fee arrangement, however, should somewhat mitigate the impact of such factors on gross margin rate in such future periods.

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Net sales	$119,809	$94,281	$345,781	$269,701
Gross profit	24,882	13,727	67,020	37,877
% of Net sales	20.8%	14.6%	19.4%	14.0%
STG&R expenses	7,572	7,927	22,404	24,931
Operating income	17,345	3,613	44,598	9,980

Net Sales

Three and nine month comparison

The increase in Net sales was principally due to growth in the LEAP, F-35 and Boeing 787 fuselage frames programs.

Gross Profit

Three month comparison

The increase in Gross profit of $11.2 million was principally due to the increase in Net sales, as described above and the effect of changes in the estimated profitability of long-term contracts which increased Gross profit by $3.3 million in the third quarter of 2019, compared to an increase of $2.1 million in 2018. The 2019 favorable effect of changes in the estimated profitability of long-term contracts was principally due to learning curve and other productivity improvements.

Index

Nine month comparison

The increase in Gross profit of $29.1 million was principally due to the increase in Net sales, as described above and the effect of changes in the estimated profitability of long-term contracts which increased Gross profit by $8.8 million in the first nine months of 2019, compared to an increase of $0.5 million in 2018. The 2019 favorable effect of changes in the estimated profitability of long-term contracts was principally due to learning curve and other productivity improvements.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus fee agreement. Revenue earned under these arrangements accounted for approximately 50 percent of segment revenue for each of the first nine months of 2019 and 2018.

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

Changes in contract estimates resulted in an increase to Gross profit of $8.8 million in the first nine months of 2019, compared to an increase to Gross profit of $0.5 million for the first nine months of 2018.

Operating Income/(Loss)

Three month comparison

The increase in operating income of $13.7 million in the third quarter of 2019 was principally due to the net effect of the following individually significant items:

•

An $11.2 million increase in Gross profit, as described above.

•

Restructuring activities had a negligible effect on 2019 operating income, compared to expense of $2.2 million in the same period in 2018.

Nine month comparison

The increase in operating income of $34.6 million in the first nine months of 2019 was principally due to the net effect of the following individually significant items:

•

A $29.1 million increase in Gross profit, as described above.

•

Restructuring activities had a negligible effect on 2019 operating income, compared to expense of $3.0 million in the same period in 2018.

Liquidity and Capital Resources

Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2019	2018
Net income	$103,792	$65,747
Depreciation and amortization	52,964	60,423
Changes in working capital (a)	(27,788)	(58,929)
Changes in other noncurrent liabilities and deferred taxes	8,391	(13,345)
Other operating items	(10,766)	7,559
Net cash provided by/(used in) operating activities	126,593	61,455
Net cash used in investing activities	(49,152)	(60,694)
Net cash used in financing activities	(94,191)	(16,474)
Effect of exchange rate changes on cash and cash equivalents	(7,266)	(7,421)
Decrease in cash and cash equivalents	(24,016)	(23,134)
Cash and cash equivalents at beginning of year	197,755	183,727
Cash and cash equivalents at end of period	$173,739	$160,593
(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable.

Index

Operating activities

Cash flow provided by operating activities was $126.6 million and $61.5 million for the first nine months of 2019 and 2018, respectively. The net increase in cash provided by operating activities in 2019 was due to increased profitability in both MC and AEC, and improved management of working capital that resulted from a number of improvement initiatives.

Cash paid for income taxes was $21.4 million and $19.9 million for the first nine months of 2019 and 2018, respectively. The increase is primarily due to an increase in withholding taxes related to repatriation activities, along with increases in corporate income tax payments due to increased pre-tax income in Mexico and increases in U.S state corporate income tax payments.

At September 30, 2019, we had $173.7 million of cash and cash equivalents, of which $134.7 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first nine months were $49.2 million in 2019 and $60.7 million in 2018.

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

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. Substantially all of our cash balance at September 30, 2019 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2019.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $424 million of borrowings were outstanding as of September 30, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 30, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2019, we would have been able to borrow an additional $261 million under the Agreement.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

The information set forth under Note 19 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Index

Non-GAAP Measures

This Form 10-Q contains certain non-GAAP measures, including: net sales, and percent change in net sales, excluding the impact of currency translation effects (for each segment and on a consolidated basis); EBITDA and Adjusted EBITDA (for each segment and on a consolidated basis, represented in dollars or as a percentage of net sales); Net debt and changes in Net debt excluding reductions in both due to the effect of changes to the treatment of leases due to the adoption of ASC 842; and Adjusted earnings per share (or Adjusted EPS). Such items are provided because management believes that they provide additional useful information to investors regarding the Company’s operational performance.

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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$51,906	$17,345	$(13,573)	$55,678
Interest, taxes, other income/(expense)	—	—	(15,553)	(15,553)
Net income/(loss) (GAAP)	51,906	17,345	(29,126)	40,125
Interest expense, net	—	—	3,987	3,987
Income tax expense	—	—	13,194	13,194
Depreciation and amortization expense	5,149	11,087	1,018	17,254
EBITDA (non-GAAP)	57,055	28,432	(10,927)	74,560
Restructuring expenses, net	(211)	(33)	—	(244)
Foreign currency revaluation (gains)/losses	(1,021)	341	(2,026)	(2,706)
Pretax income attributable to the noncontrolling interest in ASC	—	(161)	—	(161)
Adjusted EBITDA (non-GAAP)	$55,823	$28,579	$(12,953)	$71,449

Index

Three months ended September 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$49,695	$3,613	$(12,474)	$40,834
Interest, taxes, other income/(expense)	—	—	(12,829)	(12,829)
Net income/(loss) (GAAP)	49,695	3,613	(25,303)	28,005
Interest expense, net	—	—	4,621	4,621
Income tax expense	—	—	11,359	11,359
Depreciation and amortization expense	7,727	10,892	1,183	19,802
EBITDA (non-GAAP)	57,422	14,505	(8,140)	63,787
Restructuring expenses, net	370	2,189	(7)	2,552
Foreign currency revaluation (gains)/losses	(39)	243	(3,439)	(3,235)
Pretax income attributable to the noncontrolling interest in ASC	—	(397)	—	(397)
Adjusted EBITDA (non-GAAP)	$57,753	$16,540	$(11,586)	$62,707

Nine months ended September 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$145,688	$44,598	$(40,290)	$149,996
Interest, taxes, other income/(expense)	—	—	(46,204)	(46,204)
Net income/(loss) (GAAP)	145,688	44,598	(86,494)	103,792
Interest expense, net	—	—	13,035	13,035
Income tax expense	—	—	35,075	35,075
Depreciation and amortization expense	16,674	33,059	3,231	52,964
EBITDA (non-GAAP)	162,362	77,657	(35,153)	204,866
Restructuring expenses, net	1,125	18	(4)	1,139
Foreign currency revaluation (gains)/losses	(734)	655	(3,716)	(3,795)
Pretax income attributable to the noncontrolling interest in ASC	—	(722)	—	(722)
Adjusted EBITDA (non-GAAP)	$162,753	$77,608	$(38,873)	$201,488

Nine months ended September 30, 2018
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$126,952	$9,980	$(36,938)	$99,994
Interest, taxes, other income/(expense)	—	—	(34,247)	(34,247)
Net income/(loss) (GAAP)	126,952	9,980	(71,185)	65,747
Interest expense, net	—	—	13,530	13,530
Income tax expense	—	—	21,690	21,690
Depreciation and amortization expense	24,271	32,296	3,856	60,423
EBITDA (non-GAAP)	151,223	42,276	(32,109)	161,390
Restructuring expenses, net	10,522	2,968	224	13,714
Foreign currency revaluation (gains)/losses	(852)	544	(2,940)	(3,248)
Pretax income attributable to the noncontrolling interest in ASC	—	(619)	—	(619)
Adjusted EBITDA (non-GAAP)	$160,893	$45,169	$(34,825)	$171,237

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

Index

The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2019	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	($244)	($67)	($177)	($0.01)
Foreign currency revaluation gains	(2,706)	(744)	(1,962)	(0.06)

Three months ended September 30, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,552	$758	$1,794	$0.06
Foreign currency revaluation gains	(3,235)	(961)	(2,274)	(0.07)

Nine months ended September 30, 2019	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$1,139	$330	$809	$0.02
Foreign currency revaluation gains	(3,795)	(1,073)	(2,722)	(0.08)

Nine months ended September 30, 2018	Pre tax	Tax	After tax	Per Share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$13,714	$4,323	$9,391	$0.30
Foreign currency revaluation gains	(3,248)	(907)	($2,341)	(0.07)

The following table contains the calculation of Adjusted EPS:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2019	2018	2019	2018
Earnings per share - basic (GAAP)	$1.24	$0.86	$3.20	$2.02
Adjustments:
Restructuring expenses, net (after-tax)	(0.01)	0.06	0.02	0.30
Foreign currency revaluation (gains)/losses (after-tax)	(0.06)	(0.07)	(0.08)	(0.07)
Adjusted Earnings per share	$1.17	$0.85	$3.14	$2.25

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

Index

The following table contains the calculation of net debt:

(in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Current maturities of long-term debt	$20	$19	$19	$1,224
Long-term debt	424,012	482,019	491,022	523,707
Total debt	424,032	482,038	491,041	524,931
Cash and cash equivalents	173,739	215,233	187,385	197,755
Net debt	$250,293	$266,805	$303,656	$327,176
Quarterly increase/(decrease)	(16,512)	(36,851)	(23,520)
Effect of ASC 842 adoption	—	—	(25,886)
Increase/(decrease) excluding effect of ASC 842 adoption	$(16,512)	$(36,851)	$2,366

The following table contains the reconciliation of forecasted full-year 2019 Adjusted EBITDA and Adjusted EPS (non-GAAP measures) to comparable GAAP measures:

	Total Company		Machine Clothing		AEC
Forecast of full year 2019 Adjusted EBITDA (in millions)	Low	High	Low	High	Low	High
Net income attributable to the Company (GAAP)	$123	$129	$184	$192	$51	$59
Interest expense, net	17	16	—	—	—	—
Income tax expense	45	46	—	—	—	—
Depreciation and amortization	69	73	21	23	44	46
EBITDA (non-GAAP)	254	264	205	215	95	105
Restructuring expenses (a)	1	1	1	1	—	—
Foreign currency revaluation (gains)/losses (a)	(4)	(4)	(1)	(1)	1	1
Pretax income attributable to the noncontrolling interest	(1)	(1)	—	—	(1)	(1)
Adjusted EBITDA (non-GAAP)	$250	$260	$205	$215	$95	$105

	Total Company
Forecast of full year 2019 Adjusted Earnings Per Share(b)
Per share amounts- Basic (b)	Low	High
Earnings per share (GAAP)	$3.81	$4.01
Restructuring expenses, net (a)	0.02	0.02
Foreign currency revaluation (gains)/losses (a)	(0.08)	(0.08)
Adjusted Earnings per share (non-GAAP)	$3.75	$3.95
(a)	Due to uncertainty of these items, the full year forecast is estimated as equal to actual results for the nine months of 2019.
(b)	Calculations are based on shares outstanding estimate of 32.3 million.

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

Index

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

Certain provisions under our Certificate of Incorporation, our Bylaws and Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could delay or prevent a change in control of us and could limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock.

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

We currently have 30,689,522 shares of Class A Common Stock outstanding and 1,617,998 shares of Class B Common Stock outstanding, each of which is convertible at any time into an equal number of shares of Class A Common Stock. In addition, shares of Class A Common Stock are issuable upon the exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.

In connection with the offering during the second quarter of 2019 by the Standish Family of a portion of their holdings of our common stock, our directors, certain executive officers, and the Standish Family entered into lock-up agreements pursuant to which each of them, with certain exceptions, until August 28, 2019, could not sell, transfer, dispose of or hedge any shares of our common stock. After that date, any shares of common stock held by them may be sold into the public market, subject to compliance with the Securities Act and other applicable securities laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the third quarter of 2019. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Index

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2019.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ALBANY INTERNATIONAL CORP.
(Registrant)
Date: October 30, 2019	By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)