Form 10-K
period 2019-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2020-02-28
CIK 819793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

216 Airport Drive, Rochester, New Hampshire	03867
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 603-330-5850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	AIN	The New York Stock Exchange (NYSE)
Class B Common Stock, $0.001 par value per share	AIN	The New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:	None

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $2.5 billion.

The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of February 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2020.	III

Index

Forward-Looking Statements

This annual report and the documents incorporated or deemed to be incorporated by reference in this annual report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “may,” “will,” “should,” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:

•

Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions;

•

In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades, and continuation of coronavirus effects for an extended period;

•

In the Albany Engineered Composites segment, further delays in the Boeing 737 MAX return to service, or unanticipated reductions in demand, delays, technical difficulties or cancellations in other aerospace programs that are expected to drive growth;

•

Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and

•

Other risks and uncertainties detailed in this report and other periodic reports.

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

Index

PART I

Item 1.  Business

Albany International Corp. (the Registrant, the Company, we, us, or our) and its subsidiaries are engaged in two business segments.

The Machine Clothing (“MC”) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, pulp, nonwovens, fiber cement and several other industrial applications.

We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue, and towel) for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and the efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and drying fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet (more than 75 percent water) through the forming section. Pressing fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the drying section, drying fabrics manage air movement and hold the sheet against heated cylinders to enhance drying. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.

The MC segment also supplies customized, consumable fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries.

The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and drying fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated net sales during one or more of the last three years. No individual customer accounted for as much as 10 percent of MC segment net sales in any of the periods presented. A majority of our MC segment’s net sales in the year ended December 31, 2019 were for use in the production of the growing tissue, containerboard and other paper categories, while less than 25% of our MC segment’s net sales were for the production of the declining newsprint and printing and writing papers categories.

The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 22 percent of the Company’s consolidated net sales in 2019. AEC, through ASC, is the exclusive supplier to this program of advanced composite fan blades and cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets, the latter of which is currently under a grounding order. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K, and JASSM programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2019, approximately 25 percent of the AEC segment’s sales were related to U.S. government contracts or programs.

See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Following is a table of Net sales by segment for 2019, 2018, and 2017.

(in thousands)	2019	2018	2017
Machine Clothing	$601,254	$611,858	$590,357
Albany Engineered Composites	452,878	370,621	273,360

Consolidated total	$1,054,132	$982,479	$863,717

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, is incorporated herein.

Index

International Operations

Our Machine Clothing business segment maintains manufacturing facilities in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. Our AEC business segment maintains manufacturing facilities in the United States, France, Mexico, and Germany.

Our global presence subjects us to certain risks, including tariffs and other restrictions on trade, and controls on foreign exchange and the repatriation of funds. While the direct impact to date of recent developments in global trade and tariff policy has not been significant, there is a risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not indefinitely reinvested. While, to date, we have been able to make such repatriations without substantial governmental restrictions, changes in the trade or regulatory compliance in any country that we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future.

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

In addition to supplying paper, paperboard, and tissue companies, the MC segment is a leading supplier to the nonwovens (which includes the manufacture of products such as diapers, personal care and household wipes), building products, and tannery and textile industries. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use products.

The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. Sales and working capital rose sharply in the last few years in this segment. Additionally, growth in the future could lead to further increases in working capital levels.

In the MC segment, the Chinese New Year, summer months, and the end of the year are often periods of lower production for some of our customers, which, in the past contributed to seasonal variation in sales and orders. In recent years, shorter order cycles and lower inventory levels throughout the supply chain have become a more significant factor in quarterly sales. The impact of these combined factors on any quarter can be difficult to predict, and can make quarterly comparisons less meaningful than annual comparisons. While seasonality is generally not a significant factor in the Albany Engineered Composites segment, the commercial terms of the supply agreement governing the LEAP program resulted in fourth quarter sales volatility in recent years.

Backlog in the MC segment was $165.6 million at December 31, 2019, compared to $170.5 million at December 31, 2018. Backlog in the AEC segment decreased to $288.1 million at December 31, 2019, compared to $393.3 million at December 31, 2018. The decrease reflects the grounding of the Boeing 737 MAX. All of the backlog in MC and approximately 95% of the AEC backlog is expected to be invoiced during the next 12 months.

Research and Development and Technology

We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much of our research activity supports existing products, we also engage in significant research and development activities for new technology platforms, products and product enhancements.

MC segment products are custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for machine, position, and application. As a result, many employees in sales and technical functions have engineering degrees, paper mill experience, or other

Index

manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation. This innovation has resulted in a continuing stream of new MC products and enhancements across all of our product lines.

Albany Engineered Composites designs, develops and manufactures advanced composite parts for complex aerospace applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated material placement, filament winding, through-thickness reinforcement and braiding, and thermoplastic pultrusion.

In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.

Company-funded research expenses totaled $26.9 million in 2019, $29.8 million in 2018, and $30.7 million in 2017. In 2019, these costs were 2.6 percent of total Company Net sales, including $10.5 million, or 2.3 percent of Net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $6.8 million in 2019, $3.5 million in 2018, and $4.7 million in 2017.

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

Competition

In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30 percent in 2019, while the two largest competitors each had a market share of approximately half of ours.

While some competitors in the MC segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Albany’s Machine Clothing product portfolio is broad and deep, with products for every part of the machine

Index

and a wide range of machine types and paper grades. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve - work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new products that offer each customer the possibility of even better performance and increased savings. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell – are reflected in the Company’s strong competitive position in the marketplace. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and often bundle clothing with original or rebuilt machines and/or aftermarket services.

The primary competitive factors in the markets in which our Albany Engineered Composites segment competes is product performance and price. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, and is a critical performance requirement in the aerospace industry. Our broad array of capabilities in composites enable us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature resistant composites. The dominant competitive factor is how the customer weighs these performance benefits, which include fuel savings due to lower weight, against the possible cost advantage of more traditional metal and composite components.

Employees

We employ approximately 4,600 persons, of whom approximately 70 percent are engaged in the manufacturing of our products. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. In general, we consider our relations with employees to be excellent.

A number of hourly employees outside of the United States are members of various unions.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company as of February 28, 2020:

A. William Higgins, 61, President and Chief Executive Officer, joined the Company in 2020. He has served the Company as President and Chief Executive Officer since January 2020. He has been a director of the Company since 2016 and served as Chairman of the Board from February 2019 until January 2020. From 2005 to 2012 he served CIRCOR International, Inc. in a variety of senior organizational positions, including Chief Executive Officer and Chairman. Prior to joining CIRCOR, he held a variety of senior management positions with Honeywell International and AlliedSignal.

Stephen M. Nolan, 50, Chief Financial Officer and Treasurer, joined the Company in 2019. He has served the Company as Chief Financial Officer and Treasurer since April 2019. Prior to joining the Company, he served as Chief Financial Officer of Esterline and previously held the same role at Vista Outdoor, Inc. He previously worked in a number of strategic and operational management roles at ATK, including Senior Vice President for Strategy and Business Development and several business unit leadership positions. Earlier in his career, Mr. Nolan served in corporate development and strategy roles at Raytheon Company and as a strategy consultant at McKinsey & Company.

Daniel A. Halftermeyer, 58, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American

Index

Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.

Greg Harwell, 56, President – Albany Engineered Composites, joined the Company in 2019. He has served the Company as President - Albany Engineered Composites since November 2019. Prior to joining the company, he served as President of Aerostructures for Precision Castparts (PCC) managing all aspects of the organization for the Aerostructures division. He also served as Vice President and General Manager in charge of Global Operations Strategy at Alcoa Fastening Systems and Rings, and before November 2014 served in a number of operational positions within Alcoa Fastening Systems. Since March 2019, Mr. Harwell was a consultant to Arlington Capital Partners, providing M&A advisory services.

Alice McCarvill, 55, Executive Vice President- Human Resources and Chief Human Resources Officer, joined the Company in 2018. She has served the Company as Executive Vice President- Human Resources and Chief Human Resources Officer since February 2019. She joined the Company in March 2018 as Executive Vice President- Human Resources. Prior to 2018 she was Group VP Human Resources for Arconic Engineered Products and Solutions.

Robert A. Hansen, 62, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

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

Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (the “SEC”), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through our website (www.albint.com) as soon as reasonably practicable after such filing. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reading Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the Public Reading Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

Index

Item 1A.  RISK FACTORS

The Company’s business, operations, and financial condition are subject to various risks. Some of these risks are described below and in the documents incorporated by reference, and investors should take these risks into account when evaluating any investment decision involving the Company. This section does not describe all risks applicable to the Company, its industry or business, and it is intended only as a summary of certain material factors.

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

Similar pressures exist in the markets in which AEC competes. A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a further decrease in demand in production for this aircraft, it could have an adverse impact on demand for LEAP engines which, in turn, could have an adverse impact on demand for our LEAP engine parts.

The LEAP long-term supply agreement contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability. Additionally, many of AEC’s customers, as well as the companies supplied by our customers are under pressure to achieve acceptable returns on their substantial investments in recent years in new technologies, new programs and new product introductions. This has contributed to a relentless focus on reducing costs, resulting in continuous pressure for cost reduction and pricing improvement throughout the supply chain. The recent wave of consolidation in the aerospace industry could continue or intensify these pressures.

AEC is subject to significant execution risk related to the ramp up of key programs in the short and medium term

AEC has a number of programs that are expected to grow in the next several years, including airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. AEC will be required to execute all of these program ramp-ups while continuing to maintain and improve performance on legacy programs. AEC’s ability to realize its full growth potential will depend on how effectively it accomplishes these goals. Failure to accomplish these goals could have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.

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

Index

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

AEC is currently working on a broad portfolio of potential new product applications in the aerospace industry. These development projects may or may not result in commercial supply opportunities. In the event that AEC succeeds in developing products and securing contracts to manufacture and supply them, it will face the same industrialization and manufacturing ramp-up risks that it currently faces in its existing contracts, and AEC may or may not be successful in meeting its obligations under these contracts. Failure to manage these development, commercialization and execution risks could have a material adverse impact on AEC’s prospects for revenue growth.

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

While long-term fixed-price contracts also provide AEC with the opportunity to enjoy increased profits as the result of cost reductions and efficiencies, their profitability is dependent on estimates and assumptions regarding contract performance costs over the life of the contract, which in some cases can last for many years. Such estimates and assumptions are subject to many variables, and may prove over time to have been inaccurate when made, or may become inaccurate over time, which can lead to volatility of AEC’s earnings in the any period. Additionally, many of the parts AEC agrees to develop and produce have highly complex designs, and challenging technical, quality, and engineering specifications. Manufacturing or development challenges, disagreements over technical, quality or other contract requirements, and other variables may arise during development or production that result in higher costs, or an inability to achieve required specifications. If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for current or future periods. One or more of these events could have a material adverse effect on AEC’s revenues or operating results in any period. Such events could also result in the write-off of deferred charges that have been or could be accumulated in anticipation of future revenues.

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

Index

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

Weak or unstable economic conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write off such accounts, which could have a material adverse effect on our business, financial condition, or operating results. Furthermore, both the MC and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in Contract assets or Inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering, some of which could be significant depending on the program.

Index

AEC derives a significant portion of its revenue from contracts with the U.S. government, which are subject to unique risks

The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may last several years, but they are normally funded annually. Changes in military strategy and priorities may affect future opportunities and/or existing programs. Long-term government contracts and related orders are subject to cancellation, delay or restructure, if appropriations for subsequent performance periods are not made. The termination or reduction of funding for existing or new U.S. government programs could result in a material adverse effect on our earnings, cash flow and financial position.

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

The loss of one or more major customers could have a material adverse effect on sales and profitability

One customer (Safran) accounted for approximately 50 percent of Net sales in the AEC segment in 2019, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on segment sales and profitability. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. The grounding of the Boeing 737 MAX noted above led to lower deliveries of parts in 2019 and could result in significantly lower revenue in future periods than previously expected.

The LEAP long-term supply agreement contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability.

AEC’s short- and medium-term non-LEAP future sales growth is currently limited to and dependent upon a small number of customers and programs. Unlike the 3D-woven composite components supplied by ASC, parts supplied for such non-LEAP programs are capable of being made by a number of other suppliers. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.

Our top ten customers in the MC segment accounted for a significant portion of our Net sales in 2019. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

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

Index

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

Some of the Company’s competitors in the MC segment have the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics

Although customers historically have tended to view the purchase of paper machine clothing and the purchase of paper machines as separate purchasing decisions, the ability to bundle fabrics with new machines and after-market services could provide an advantage to our competitors. This underscores the importance of our ability to maintain the technological competitiveness and value of our products, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

Natural disasters at one or more of our facilities could make it difficult for us to meet our supply obligations to our customers

AEC’s production of LEAP engine components is currently located in three facilities. A natural disaster at any of these locations would have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components. Production of almost all of AEC’s other legacy and growth programs – including components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles – is located primarily in facilities in Salt Lake City, Utah or Boerne, Texas.

Significant consolidation of manufacturing operations in our MC segment over the past decade has reduced the number of facilities available to produce our products, and increased utilization significantly at remaining facilities. Not all product lines are produced at, or capable of being produced at, all facilities. We have Machine Clothing facilities located near Mexico City, which has been identified as an area vulnerable to flood, storm surge and earthquake risks, and in the Pearl River Delta area of China, which has been identified as vulnerable to flood, storm and storm surge risks. Additionally, the recent outbreak of the coronavirus has impacted our two manufacturing plants in China.

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

Index

and may also hinder the ability of affected employees to report for work. Although we carry property and business interruption insurance to help mitigate the risk of property loss or business interruption that could result from the occurrence of such events, such coverage may not be adequate to compensate us for all loss or damage that we may incur.

The Company is increasingly dependent on information technology and our business, systems, assets and infrastructure face certain risks, including cybersecurity and data leakage risks. The failure to prevent attacks on our operational systems or infrastructure could result in disruptions to our businesses, or the loss or disclosure of confidential and proprietary intellectual property or other assets

As our dependence on information technology and communication systems has increased, so have the risks associated with cyber-attacks from third parties attempting to gain access to our systems, data, or assets using varied means, from electronic “hacking” to traditional social engineering aimed at our employees. The Company has been, and will likely continue to be, the target of such attacks, none of which have, individually or in the aggregate, been material to the Company.

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

Index

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

We have a substantial amount of indebtedness. At December 31, 2019, the Company had outstanding long-term debt of $424 million

At December 31, 2019, our leverage ratio (as defined in our primary borrowing agreement) was 1.35 to 1, and we had borrowed $424 million under our $685 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

We use interest rate swap agreements to help manage the interest cost associated with our borrowings. We account for those swaps as a hedge of future cash flows and, accordingly, changes in the fair value of the swaps are recorded in Other comprehensive income. Borrowings under the revolving credit facility and the interest rate swaps are currently based on LIBOR, which is expected to be phased out and replaced by the end of 2021. Future changes in the interest rate benchmark could affect the Company’s cash flows, or the effectiveness of the swap agreements, which could have an effect on net income.

As of December 31, 2019, we had approximately $261 million of additional borrowing capacity under our $685 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products

We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Note 21 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.

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

Index

Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities

Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2019, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $15.5 million ($7.5 million for the U.S. plan, $8.0 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $54.4 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. Those liabilities include $74.6 million of deferred costs which are included in Accumulated other comprehensive income. The deferred costs will be amortized into expense in future periods, or a significant charge could be recorded if we were to settle pension or postretirement obligations.

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

Changes in or interpretations of tax rules, structures, country profitability mix, and regulations may adversely affect our effective tax rate

We are a United States-based multinational company subject to tax in the United States and foreign tax jurisdictions. Unanticipated changes in tax rates, or tax policies in the countries in which we operate, could affect our future results of operations. Our future effective tax rate could be unfavorably affected by changes in or interpretation of tax rules and regulations in the jurisdictions in which we do business, by structural changes in the Company’s businesses, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, changes in the tax laws in any country may be difficult to interpret without additional guidance, which could lead to future adjustments to our financial statements.

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

Index

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

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties

We currently have manufacturing facilities outside the U.S. In 2019, 46 percent of consolidated Net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

We have significant manufacturing operations in Mexico, Canada and China. Changes in U.S. trade policy with these countries, or other changes in U.S. laws and policies governing foreign trade, as well as any responsive or retaliatory changes in regulations or policies by such countries, could have an adverse impact on our business, either directly or in the form of increased costs due to their impacts on our supply chain. While the direct impact to date of recent developments in global trade and tariff policy has not been significant, there is a risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. In addition, the Company has manufacturing operations in the United Kingdom that could be impacted by uncertainties surrounding Brexit.

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

Index

The Standish Family continues to have considerable influence over the management and affairs of the Company and matters requiring stockholder approval

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

Certain provisions of our Certificate of Incorporation, our Bylaws and Delaware law could hinder, delay or prevent a change in control of us that you might consider favorable, which could also adversely affect the price of our Class A Common Stock

Certain provisions under our Certificate of Incorporation, our Bylaws and Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could delay or prevent a change in control and could limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock.

Our Certificate of Incorporation authorizes our board of directors to issue new series of preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or value of our Class A Common Stock could be negatively affected. For example, subject to applicable law, our board of directors could create a series of preferred stock with superior voting rights to our existing common stock. The ability of our board of directors to issue this new series of preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.

We may not pay cash dividends on our Class A Common Stock

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

In the future, we may also enter into other credit agreements or other borrowing arrangements or issue debt securities that, in each case, restrict or limit our ability to pay cash dividends on our Class A Common Stock. In addition, since a significant portion of our cash is generated from operations of our subsidiaries, our ability to pay dividends is in part dependent on the ability of our subsidiaries – some of which are located outside of the United States – to make distributions to us. Such distributions will be subject to their operating results, cash requirements and financial condition, as well as our ability to repatriate cash held by non-U.S. subsidiaries. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A Common Stock.

Index

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline

The trading market for our Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our Class A Common Stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A Common Stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of shares by us or our existing stockholders could cause our stock price to decline

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of February 19, 2020 we had 30,690,022 shares of Class A Common Stock outstanding and 1,617,998 shares of Class B Common Stock outstanding, each of which is convertible at any time into an equal number of shares of Class A Common Stock. In addition, shares of Class A Common Stock are issuable upon the exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.0 million square feet, of which 1.1 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 3.6 million square feet, of which 3.1 million square feet are owned and 0.5 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2020.

Item 3.  LEGAL PROCEEDINGS

The information set forth above under Note 21 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.  MINE SAFETY DISCLOSURES

None.

Index

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. According to Broadridge, as of December 31, 2019, there were over 20,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2019, there were 6 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2019
Cash dividends per share	$0.18	$0.18	$0.18	$0.19
Class A Common Stock prices:
High	$78.45	$82.91	$91.51	$90.30
Low	$60.82	$69.29	$78.41	$75.92
2018
Cash dividends per share	$0.17	$0.17	$0.17	$0.18
Class A Common Stock prices:
High	$67.30	$65.45	$81.40	$78.31
Low	$60.05	$58.35	$60.70	$58.41

Index

The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of twenty three companies that includes: Actuant Corp, Astronics Corp, Barnes Group Inc., Circor International Inc., Curtiss-wright Corp, Ducommun Inc., Enpro Industries Inc., Esco Technologies Inc., Heico Corp, Hexcel Corp, Idex Corp, Kadant Inc., National Presto Industries Inc., Neenah Inc., Nordson Corp, OMNOVA Solutions Inc., P H Glatfelter Co, Raven Industries Inc., Rogers Corp, Schweitzer-Mauduit International Inc., Tredegar Corp, Trimas Corp and Watts Water Technologies Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Albany International Corp., the Russell 2000 Index,

and a Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31. Copyright© 2020 Russell Investment Group. All rights reserved.

December 31,	2014	2015	2016	2017	2018	2019
Albany International Corp.	100.00	98.03	126.25	169.79	174.31	214.02
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	90.46	122.80	157.45	138.10	185.25

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

Index

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

(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Summary of Operations
Net sales(2)(3)(6)	$1,054,132	$982,479	$863,717	$779,839	$709,868
Cost of goods sold(2)(3)(4)(5)	656,431	632,730	567,434	478,555	429,929
Restructuring and other(5)(9)	2,905	15,570	13,491	8,376	23,846
Operating income/(loss)(2)(4)	193,576	137,408	78,676	94,132	67,128
Interest expense, net	16,921	18,124	17,091	13,464	9,984
Income/(loss) from continuing operations	133,383	83,019	32,585	52,812	57,265
Net income attributable to the Company	132,398	82,891	33,111	52,733	57,279
Earnings per share attributable to Company Shareholders – Basic	4.10	2.57	1.03	1.64	1.79
Earnings per share attributable to Company Shareholders – Diluted	4.10	2.57	1.03	1.64	1.79
Dividends declared per share	0.73	0.69	0.68	0.68	0.67
Weighted average number of shares outstanding – basic	32,296	32,252	32,169	32,086	31,978
Capital expenditures, including software	67,955	82,886	87,637	73,492	50,595
Financial position
Cash	$195,540	$197,755	$183,727	$181,742	$185,113
Asset held for sale(7)(10)	515	—	—	—	4,988
Property, plant and equipment, net(1)(2)(7)	466,462	462,055	454,302	422,564	357,470
Total assets(1)(2)(3)(5)(6)	1,474,368	1,417,992	1,361,198	1,263,433	1,009,562
Current liabilities(1)(2)(8)	202,719	189,306	161,517	200,009	126,231
Long-term debt(1)	424,009	523,707	514,120	432,918	265,080
Total noncurrent liabilities(1)(2)(8)	568,960	620,406	626,666	552,134	380,778
Total liabilities(1)(2)(3)	771,679	809,712	788,183	752,143	507,009
Total equity(1)(3)	702,689	608,280	573,015	511,290	502,553

(1)

In 2019, we adopted the provisions of ASC 842, “Leases”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2019 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2019.

(2)

In 2019, we acquired the outstanding shares of CirComp GmbH for net cash of $36.3 million, which includes approximately $5.5 million of deferred payments. The table above includes operational results of the acquired entity from November 20, 2019 to December 31, 2019.

(3)

In 2018, we adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2018.

(4)

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

Index

(5)

In 2017, we discontinued the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to a charge of $2.8 million to Cost of goods sold for the write-off of inventory, and a non-cash restructuring charge of $4.5 million for the write-off of equipment and intangibles.

(6)

In 2016, we acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The table above includes operational results from April 8, 2016 to December 31, 2016 and for full years 2017 through 2019.

(7)

In 2018, we discontinued operations at the Company’s MC production facility in Sélestat, France, and wrote down the land and building to its estimated fair market value. The value of $0.5 million as of December 31, 2019 reflects the estimated selling price. We anticipate the sale of the property to occur in 2020.

(8)

In 2015, we adopted the provisions of ASU 2015-17, “Income Taxes” using the prospective transition method. This accounting update affected the amount and classification of deferred tax assets and liabilities.

(9)	During the period 2015 through 2019, we recorded restructuring charges related to organizational changes and cost reduction initiatives.

(10)

In 2015, we discontinued operations at the Company’s pressing fabric manufacturing facility in Germany, and recorded a charge of $3.3 million related to the write down of the land and building to their estimated fair market value. This asset was reclassified from Property, plant, and equipment to Asset held for sale.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes, in Item 8.

Business Environment Overview and Trends

Our reportable segments, Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of product-based advantage that is grounded in those core capabilities.

The MC segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Despite continued market pressure on revenue, the business retains the potential for maintaining stable earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost-reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides significant growth potential for our Company both near and long term. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 22 percent of the Company’s consolidated net sales in 2019. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets, the latter of which is currently under a

Index

grounding order. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets.

Consolidated Results of Operations

Net sales

The following table summarizes our Net sales by business segment:

	(in thousands, except percentages)
Years ended December 31,	2019	2018	2017
Machine Clothing	$601,254	$611,858	$590,357
Albany Engineered Composites	452,878	370,621	273,360
Total	$1,054,132	$982,479	$863,717
% change	7.3%	13.8%	—

2019 vs. 2018

•

Changes in currency translation rates had the effect of decreasing 2019 Net sales by $14.8 million (1.4% of Net sales) compared to 2018. That currency translation effect was principally due to the weaker euro and Chinese renminbi in 2019, as compared to 2018.

•

Excluding the effect of changes in currency translation rates:

•

Consolidated Net sales increased 8.8%.

•

Net sales in MC were flat compared to 2018, as increases in sales for tissue and packaging grades were offset by decreases in sales for publication grades.

•

Net sales in AEC increased 23.4%, driven by growth in the LEAP, F-35, CH-53K and Boeing 787 programs.

2018 vs. 2017

Effective January 1, 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 were not restated, which affects comparability of results for 2018 and 2017. The following table summarizes the effect on various financial statement line items that resulted from the adoption of ASC 606:

Increase/(decrease) attributable to adoption of ASC 606 for the year ended December 31, 2018 (in thousands)	Machine Clothing	Albany Engineered Composites	Income tax and noncontrolling interest effects	Total Company
Net sales	$(3,970)	$(3,150)	$—	$(7,120)
Gross profit	(1,617)	4,930	—	3,313
Selling, technical, general and research expenses	(12)	—	—	(12)
Operating income and Income before income taxes	(1,605)	4,930	—	3,325
Income taxes	—	—	877	877
Net income	(1,605)	4,930	(877)	2,448
Net income attributable to the noncontrolling interest in ASC	—	—	129	129
Net income attributable to the Company	$(1,605)	$4,930	$(1,006)	$2,319

•

Changes in currency translation rates had the effect of increasing Net sales by $8.5 million (0.9% of Net sales), compared to 2017. That currency translation effect was principally due to the euro being stronger in 2018, as compared to 2017.

•

Excluding the effect of changes in currency translation rates:

•

Consolidated Net sales increased 12.8%. Excluding the additional effect of applying ASC 606 in 2018, but not 2017, Net sales increased 13.6%.

Index

•

Net sales in MC increased 2.6%. Excluding the additional effect of applying ASC 606 in 2018, Net sales increased 3.3%, principally due to global growth in sales for packaging and tissue grades.

•

Net sales in AEC increased 34.7%. Excluding the additional effect of applying ASC 606 in 2018, Net sales increased 35.9%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Backlog

Backlog in the MC segment was $165.6 million at December 31, 2019, compared to $170.5 million at December 31, 2018. Backlog in the AEC segment decreased to $288.1 million at December 31, 2019, compared to $393.3 million at December 31, 2018. The decrease reflects the grounding of the Boeing 737 MAX aircraft. All of the backlog in MC and approximately 95% of the AEC backlog is expected to be invoiced during the next 12 months.

Gross Profit

The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)
Years ended December 31,	2019	2018	2017
Machine Clothing	$309,641	$297,416	$280,686
Albany Engineered Composites	88,060	52,550	15,875
Corporate expenses	—	(217)	(278)
Total	$397,701	$349,749	$296,283
% of Net Sales	37.7%	35.6%	34.3%

The increase in 2019 Gross profit, as compared to 2018, was principally due to the net effect of the following individually significant items:

•

The increase in MC Gross profit of $12.2 million, was principally due to a $9.0 million reduction in depreciation expense that resulted principally from significant investments made approximately ten years ago that have become fully depreciated.

•

The increase in AEC Gross profit of $35.5 million, was principally due to the effect of the following individually significant items:

•

Favorable adjustments to the estimated profitability of long-term contracts increased Gross profit by $10.8 million in 2019, compared to a decrease of $2.0 million in 2018.

•

The Net sales increase in 2019, as described above, increased Gross profit by approximately $12 million.

•

AEC Gross profit was also increased as a result of productivity improvements.

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

•

The increase in AEC Gross profit of $36.7 million was principally due to the effect of the following individually significant items:

•

Changes in the estimated profitability of long-term contracts decreased Gross profit by $2.0 million in 2018, and by $11.5 million in 2017. As further described below, the 2017 effect principally related to manufacturing contracts for the BR725 and A380 programs.

Index

•

During the third quarter of 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracking components used in the oil and gas industry, which was part of the 2016 business acquisition. That decision resulted in a $2.8 million charge to Cost of goods sold for the write-off of inventory.

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

The following table summarizes STG&R by business segment:

	(in thousands, except percentages)
Years ended December 31,	2019	2018	2017
Machine Clothing	$116,546	$115,305	$123,277
Albany Engineered Composites	30,707	32,855	37,470
Corporate expenses	53,967	48,611	43,369
Total	$201,220	$196,771	$204,116
% of Net Sales	19.1%	20.0%	23.6%

The increase in STG&R expenses in 2019 compared to 2018, was principally due to the following individually significant items:

•

MC revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.6 million in 2019 and gains of $0.8 million in 2018.

•

AEC STG&R expenses decreased $2.1 million principally due to lower spending on research and development in 2019, as compared to 2018.

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

Index

Research and Development

The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)
Years ended December 31,	2019	2018	2017
Machine Clothing	$16,412	$17,474	$18,483
Albany Engineered Composites	10,521	12,278	12,188
Total	$26,933	$29,752	$30,671

Restructuring

In addition to the items discussed above affecting gross profit, and STG&R expenses, operating income was affected by restructuring costs of $2.9 million in 2019, $15.6 million in 2018, and $13.5 million in 2017.

The following table summarizes Restructuring expense, net by business segment:

	(in thousands)
Years ended December 31,	2019	2018	2017
Machine Clothing	$1,129	$12,278	$3,429
Albany Engineered Composites	1,833	3,048	10,062
Corporate expenses	(57)	244	—
Total	$2,905	$15,570	$13,491

In 2017, the Company announced a proposal to close its MC production facility in Sélestat, France, and the proposal was approved by the French Labor Ministry in 2018. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. We recorded restructuring expense of $1.1 million in 2017 and $10.7 million in 2018, which included severance and outplacement costs for the approximately 50 positions that were terminated under this plan. To date, we have recorded $12.7 million of restructuring charges related to these actions. Annual cost savings associated with this action principally resulted in lower Cost of goods sold in 2019.

In 2016, the Company discontinued research and development activities at its MC facility in Sélestat, France, which resulted in $2.2 million of restructuring expense in 2016. In 2017 and 2018, we recorded additional restructuring charges of $1.6 million and $1.0 million, related to a 2016 restructuring at the same location. Total restructuring costs for that initiative, including 2016, was $3.9 million.

In 2017, the Company initiated work force reductions and facility rationalization in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire. Restructuring charges include expenses of $0.1 million in 2019, $1.1 million in 2018, and $5.0 million in 2017. To date, we have recorded $6.2 million of restructuring charges related to these actions.

In 2018, the Company discontinued certain manufacturing processes at its AEC facility in Salt Lake City, Utah, which resulted in $1.9 million of restructuring in 2018, which included a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge resulted from writing down manufacturing equipment used in that line of business to its estimated value. In 2019, the Company wrote off the remaining $1.2 million book value of that equipment as the Company has been unable to sell it.

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

Index

Operating Income

The following table summarizes operating income/(loss) by business segment:

	(in thousands)
Years ended December 31,	2019	2018	2017
Machine Clothing	$191,965	$169,836	$153,980
Albany Engineered Composites	55,520	16,647	(31,657)
Corporate expenses	(53,909)	(49,075)	(43,647)
Total	$193,576	$137,408	$78,676

Other Earnings Items

	(in thousands)
Years ended December 31,	2019	2018	2017
Interest expense, net	$16,921	$18,124	$17,091
Other (income)/expense, net	(1,557)	4,037	6,877
Income tax expense	44,829	32,228	22,123
Net income/(loss) attributable to the noncontrolling interest	985	128	(526)

Interest Expense

Interest expense, net, decreased $1.2 million in 2019 principally due to lower debt balances resulting from higher cash flow in the AEC business and lower interest rates as a result of lower market rates and a lower margin from a lowered leverage ratio. See “Liquidity and Capital Resources” for further discussion of borrowings and interest rates.

Other (income)/expense, net

The change in Other (income)/expense, net included the following individually significant items:

•

In 2019, we recorded a $0.5 million charge related to the freezing of defined benefit plan accruals in the United Kingdom.

•

In 2018, we recorded a $2.2 million charge related to the settlement of a portion of our non-U.S. defined benefit pension plan liabilities and a curtailment gain of $0.7 million related to the restructuring in Sélestat, France.

•

Foreign currency revaluations of cash and intercompany balances resulted in net gains of $4.5 million in 2019, and $0.1 million in 2018, and net losses of $4.6 million in 2017.

•

In 2017, we recorded a gain of $2.0 million based on an insurance settlement related to a theft in 2016.

Income Taxes

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% in 2019. The jurisdictional location of earnings is a significant component of our effective tax rate each year and, therefore, on our overall income tax expense.

The Company’s effective tax rate for fiscal years 2019, 2018 and 2017 was 25.2%, 28.0% and 40.4%, respectively.

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

Significant items that impacted the 2019 effective tax rate included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

•

A tax benefit of $0.1 million (-0.1%) related to foreign tax rate changes.

•

A tax benefit of $1.5 million (-0.9%) related to U.S. and Non-U.S. return to provision adjustments.

Index

•

A tax benefit of $1.4 million (-0.8%) related to changes in the opening valuation allowances.

•

A tax expense of $0.9 million (0.5%) related to the creation of a valuation allowance.

•

A net effective tax rate expense of 0.5% was recognized from income tax rate differences between non-U.S. and U.S. jurisdictions. U.S. tax costs on foreign earnings that have been or will be repatriated and foreign withholdings resulted in an increase of 0.8% to the effective tax rate.

•

A tax benefit of $2.9 million (-1.6%) related to the settlement of audits throughout the year.

•

A tax benefit of $0.2 million (-0.1%) related to amended tax return adjustments.

•

Income tax rate on continuing operations, excluding discrete items, was 28.0%.

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

•

A tax charge of $1.9 million (3.4%) related to U.S. and Non-U.S. tax rate changes.

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

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 57 percent of our consolidated revenues during 2019. MC products are purchased primarily by manufacturers of paper and paperboard.

According to RISI, Inc., global production of paper and paperboard is expected to grow at an annual rate of approximately 1 percent over the next five years, driven primarily by global growth in packaging and tissue, which is expected to be greater than expected declines in publication grades.

While the MC business has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are well-positioned in these markets, with high-quality,

Index

low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.

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

We have incurred significant restructuring charges in recent periods as we reduced MC manufacturing capacity and administrative positions in various countries.

Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2019	2018	2017
Net sales	$601,254	$611,858	$590,357
% change from prior year	-1.7%	3.6%	—
Gross profit	309,641	297,416	280,686
% of net sales	51.5%	48.6%	47.5%
STG&R expenses	116,546	115,305	123,277
Operating income	191,965	169,836	153,980

Net Sales

2019 vs. 2018

•

Changes in currency translation rates had the effect of decreasing 2019 sales by $10.5 million compared to 2018. That currency translation effect was principally due to the weaker euro and Chinese renminbi in 2019, compared to 2018.

•

Excluding the effect of changes in currency translation rates, Net sales in MC were flat compared to 2018, as increases in sales for tissue and packaging grades were offset by decreases in sales for publication grades.

2018 vs. 2017

•

Changes in currency translation rates had the effect of increasing 2018 sales by $6.1 million compared to 2017. That currency translation effect was principally due to the euro being stronger in 2018 than in 2017.

•

Excluding the effect of changes in currency translation rates, Net sales in MC increased 2.6%. Excluding the additional effect of applying ASC 606 in 2018, but not 2017, Net sales increased 3.3%, principally due to global growth in sales for the packaging and tissue grades.

Gross Profit

2019 vs. 2018

•

MC Gross profit increased principally due to a reduction of $9.0 million in depreciation expense due primarily to a number of significant investments made approximately ten years ago, that have become fully depreciated.

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

Index

Operating Income

2019 vs. 2018

The increase in Operating income was principally due to the net effect of the following individually significant items:

•

Gross profit increased $12.2 million, principally due to lower depreciation expense as described above.

•

STG&R expenses increased $1.2 million, principally due to year-over-year changes in foreign currency revaluation gains and losses, as described above.

•

Restructuring charges were $1.1 million in 2019, compared to $12.3 million in 2018.

2018 vs. 2017

The increase in Operating income was principally due to the net effect of the following individually significant items:

•

Gross profit increased $16.7 million due to higher sales, resulting from changes in currency translation rates, as described above.

•

STG&R expenses decreased $8.0 million, principally due to year-over-year changes in foreign currency revaluation gains and losses, as described above.

•

Restructuring charges were $12.3 million in 2018, compared to $3.4 million in 2017.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets, the latter of which is currently under a grounding order. Other significant AEC programs include components for the F-35, fuselage frames for the Boeing 787, components for the CH-53K helicopter, and the fan case for the GE9X engine.

On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for $32.4 million. The Company also agreed to pay approximately $5.5 million that will become due, as certain post-closing obligations are performed. Expense related to that agreement will be recognized over the five-year performance period. As the acquisition occurred during the year, the Company’s 2019 results of operations include only a portion of the year, which can affect comparability amongst periods. The acquired entity is part of the AEC segment. Management believes that the acquisition complements and expands Albany’s portfolio of proprietary, advanced manufacturing technologies for composite components, increases the Company’s position as a leading innovator in advanced materials processing and automation and opens a geographic footprint in Europe to better serve our global customer base.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income:

(in thousands)	November 20 to December 31, 2019
Net sales	$485
Gross profit	27
Selling, technical, general and research expenses	189
Restructuring expense	—
Operating loss	(162)

Index

Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2019	2018	2017
Net sales	$452,878	$370,621	$273,360
% change from prior year	22.2%	35.6%	—
Gross profit	88,060	52,550	15,875
% of net sales	19.4%	14.2%	5.8%
STG&R expenses	30,707	32,855	37,470
Operating income/(loss)	55,520	16,647	(31,657)

Net Sales

2019 vs. 2018

The increase in Net sales was principally due to the net effect of the following individually significant items:

•

Excluding the effect of changes in currency translation rates, Net sales increased 23.4%, primarily driven by growth in the LEAP, F-35, CH-53K and Boeing 787 programs.

2018 vs. 2017

The increase in Net sales was principally due to the net effect of the following individually significant items:

•

Excluding the effect of changes in currency translation rates, Net sales increased 34.7%. Excluding the impact of applying ASC 606 in 2018, but not 2017, Net sales increased 35.9%, primarily driven by growth in the LEAP, Boeing 787, F-35, and CH-53K programs.

Gross Profit

2019 vs. 2018

The increase in AEC Gross profit in 2019 was principally due to the net effect of the following individually significant items:

•

Favorable adjustments to the estimated profitability of long-term contracts increased Gross profit by $10.8 million in 2019, compared to a decrease of $2.0 million in 2018.

•

The Net sales increase in 2019, as described above, increased Gross profit by approximately $12 million.

•

AEC Gross profit was also increased in 2019 by productivity improvements.

2018 vs. 2017

The increase in AEC Gross profit in 2018 was principally due to the net effect of the following individually significant items:

•

Changes in the estimated profitability of long-term contracts decreased Gross profit by $2.0 million in 2018, and by $11.5 million in 2017. As further described below, the 2017 effect principally related to manufacturing contracts for the BR725 and A380 programs.

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

Index

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee arrangement. Revenue earned under these arrangements accounted for approximately 49 percent of segment revenue in 2019 and 2018, and 44 percent in 2017. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a continued reduction in production of this aircraft, this would have an adverse impact on demand for our LEAP engine parts. Such a decrease could, in turn, trigger an increase in demand for A320neo aircraft, which could somewhat offset this negative impact.

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

The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $10.8 million in 2019, decreased AEC operating income by $2.0 million in 2018, and decreased AEC operating income by $11.5 million in 2017. The favorable effects in 2019 were largely attributable to efficiency improvements during the ramp-up of several programs.

The unfavorable effect for 2017 was driven by an AEC contract for the manufacture of composite components for the Rolls-Royce BR725 engine, which powers Gulfstream’s G-650 business jet. The contract obligates AEC to supply these components for the life of the BR725 program. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and we recorded a charge of $10.2 million as a provision for anticipated losses through the end of the program. The charge was driven primarily by a reduction in the estimated future demand for these components. The SLC business had a contract for the manufacture of composite struts for the Airbus A380, under which it supplied composite wing box struts. During the second quarter of 2017, the Company revised its estimate of the profitability of this contract and determined that a charge of $5.6 million should be recorded as a provision for anticipated losses through contract completion. The revision was driven by a decrease in estimated demand for these components during the contract term, as well as by program inefficiencies. In the fourth quarter of 2017, we amended a long-term agreement with a licensor for the A380 program, which resulted in a $4.9 million decrease to Cost of goods sold.

Selling, Technical, General, and Research (STG&R)

2019 vs. 2018

STG&R expenses decreased $2.2 million principally due to lower spending on research and development in 2019, as compared to 2018.

2018 vs. 2017

STG&R expenses decreased $4.6 million principally due to restructuring and other organization changes.

Operating Income/(Loss)

2019 vs. 2018

The increase in Operating income of $38.9 million in 2019 was principally due to the net effect of the following individually significant items:

•

An increase in Net sales and strong productivity, as described above.

•

A decrease of $1.2 million in Restructuring expenses, as described above.

Index

2018 vs. 2017

The increase in Operating income of $48.3 million in 2018 was principally due to the net effect of the following individually significant items:

•

An increase in Net sales and strong productivity, as described above.

•

The $15.8 million charge recorded in the second quarter of 2017, as described above.

•

The $2.8 million charge to Cost of goods sold in 2017 for the write-off of Bear Claw® inventory.

•

A decrease of $7.0 million in Restructuring expenses, as described above.

Liquidity and Capital Resources

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2019	2018	2017
Net income	$133,383	$83,019	$32,585
Depreciation and amortization	70,795	79,036	71,956
Changes in working capital(a)	(8,011)	(21,034)	(15,859)
Changes in long-term liabilities, deferred taxes and other credits	7,129	3,493	(11,409)
Write-off of pension liability adjustment due to settlement/curtailment	450	1,494	—
Write-off of intangible assets in a discontinued product line	—	—	4,149
Other operating items	(3,394)	(13,523)	(17,206)
Net cash provided by operating activities	200,352	132,485	64,216
Net cash used in investing activities	(98,748)	(82,886)	(87,637)
Net cash provided by/(used in) financing activities	(100,307)	(27,258)	12,867
Effect of exchange rate changes on cash flows	(3,512)	(8,313)	12,539
Increase/(decrease) in cash and cash equivalents	(2,215)	14,028	1,985
Cash and cash equivalents at beginning of year	197,755	183,727	181,742
Cash and cash equivalents at end of year	$195,540	$197,755	$183,727

(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable.

Operating activities

Cash provided by operating activities was $200.4 million in 2019, compared to $132.5 million in 2018, and $64.2 million in 2017. The net increase in cash provided by operating activities in 2019 was due to increased profitability in both MC and AEC. The growth in MC profitability was due to productivity improvements and cost-reduction initiatives. The growth in AEC profitability was due to an increase in Net sales and favorable adjustments to long-term contracts. Cash flow for Contract assets and Inventories was a use of $28.1 million principally due to a slowdown of production for the Boeing 737 MAX aircraft. Additionally, the Noncurrent receivables held by AEC resulted in a use of cash of $1.3 million in 2019, $12.2 million in 2018 and $18.8 million in 2017. Changes in long-term liabilities, deferred taxes and other liabilities resulted in an increase to cash flows of $7.1 million in 2019, $3.5 million in 2018, and a use of cash of $11.4 million in 2017. The amount reported for 2017 was principally due to an amendment to a long-term agreement with a licensor for the A380 program. That agreement resulted in a $3.0 million cash payment, plus a $4.9 million reduction in the present value of the obligation to the supplier. Cash paid for income taxes was $25.9 million, $28.1 million, and $23.7 million in 2019, 2018, and 2017, respectively.

At December 31, 2019, the Company had $195.5 million of cash and cash equivalents, of which $156.9 million was held by subsidiaries outside of the United States. As disclosed in Note 7 of the Consolidated Financial Statements in Item 8, we determined that all but $94.4 million of this amount (which represents the amount of cumulative earnings expected to be repatriated to the United States at some point in the future) is intended to be utilized by these non-U.S. operations for an indefinite period of time. Our current

Index

plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were to be needed to fund operations in the U.S., and if associated accruals for taxes have not already been provided, we would be required to record additional tax expense.

Investing Activities

On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for net cash of $30.8 million. Total capital expenditures for continuing operations, including purchased software, were $68.0 million in 2019, compared to $82.9 million in 2018, and $87.6 million in 2017. In the AEC segment, capital expenditures were $48.8 million in 2019, compared to $60.1 million in 2018, and $63.9 million in 2017. We currently estimate capital expenditures to be $75 million to $85 million in 2020.

Financing Activities and Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at December 31, 2019 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2019.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $424 million of borrowings were outstanding as of December 31, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 30, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2019, we would have been able to borrow an additional $261 million under the Agreement.

For more information, see Note 17 to the Consolidated Financial Statements in item 8, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Index

Contractual Obligations

As of December 31, 2019, we have the following cash flow obligations:

		Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$424.0	$—	$424.0	$—	$—
Interest payments(a)	41.4	14.8	26.6	—	—
Pension plan contributions(b)	2.4	2.4	—	—	—
Other postretirement benefits(c)	54.4	3.8	7.4	7.2	36.0
Restructuring accruals	2.0	1.3	0.7	—	—
Other noncurrent liabilities(d)	—	—	—	—	—
Operating leases	21.3	5.2	7.2	3.6	5.3
Finance leases	32.9	3.3	6.7	7.1	15.8
Totals	$578.4	$30.8	$472.6	$17.9	$57.1

(a)

The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 17 of the Consolidated Financial Statements in Item 8. The interest payments are based on the assumption that we maintain $74 million of variable rate debt until the November 2017 Credit Agreement matures on November 7, 2022, and the rate as of December 31, 2019 (3.43%) continues until October 17, 2022, then continues at 3.19% until maturity. Both rates include the effects of interest rate hedging transactions.

(b)

We estimate the total of pension benefits to be paid directly by the Company and pension contributions to be $2.4 million in 2020. However, that estimate is subject to revision based on many factors. The Company may also make voluntary contributions to pension trusts that exist in certain countries. The amount of contributions after 2020 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2020 are not included in this schedule.

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

The foregoing table should not be deemed to represent all of our future cash requirements, which will vary based on our future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 21 of the Consolidated Financial Statements in Item 8 are not currently anticipated to have a material adverse effect on our Company, there can be no assurance that this may not change. Subject to the foregoing, we currently expect that cash from operations and the other sources of liquidity described above will be sufficient to enable us to meet the foregoing cash obligations, as well as to meet our other cash requirements.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is set forth in Item 8 Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference.

Critical Accounting Policies and Estimates

For the discussion of our accounting policies, see Item 8 Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements.

Index

Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments can affect our results of operations. In addition to the accounting policies stated in Item 8, financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.

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

The Albany Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. During the design and testing phases, we perform pre-production or nonrecurring engineering services, which are normally considered a fulfillment activity, rather than a performance obligation. Fulfillment activities that create resources that will be used in satisfying performance obligations in the future, and are expected to be recovered, are capitalized in Other assets. The capitalized costs are amortized into Cost of goods sold over the period over which the asset is expected to contribute to future cash flows which includes anticipated renewal periods. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable.

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

Pension and Postretirement Liabilities

The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2019, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $15.5 million, of which $8.0 million was for plans outside of the U.S. Additionally, at December 31, 2019, other postretirement

Index

liabilities totaled $54.4 million, substantially all of which related to our U.S. plan. As of December 31, 2019, we have unrecognized pretax net losses of $63.9 million for pension plans and $10.7 million for other postretirement benefit plans that may be amortized into earnings in future periods.

We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2020, we anticipate pension contributions and direct payments to retirees to total $2.4 million, and payments for other postretirement benefit plans to be $3.8 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for determining pension and other postretirement plan liabilities and expenses are evaluated and updated at least annually.

Income Taxes

In the ordinary course of business, there is inherent uncertainty in determining assets and liabilities related to income tax balances. We exercise significant judgment in order to estimate taxes payable or receivable in future periods. Tax-related balances may also be impacted by organizational changes or changes in the tax laws of any country in which we operate. We assess our income tax positions and record tax assets and liabilities for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

Goodwill and Intangible assets

Goodwill is not amortized, but is tested for impairment at least annually. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including expected future operating results. It is possible that these judgments and estimates could change in future periods.

The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisitions in 2019 and 2016, is subject to many estimates and assumptions. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

Presenting sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance

Index

used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular period of specific restructuring costs, acquisition and related retention agreement expenses, currency revaluation, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt, is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. EBITDA, Adjusted EBITDA, and Adjusted earnings per share are performance measures that relate to the Company’s continuing operations.

Net sales, or percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization expense. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, inventory write-offs associated with discontinued businesses, adding charges and credits related to pension plan settlements and curtailments; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains in excess of previously recorded losses; adding acquisition and related retention agreement expenses and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted earnings per share is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; inventory write-offs associated with discontinued businesses; pension settlements/curtailments; the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition-related expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and Adjusted earnings per share as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Consolidated results	(in thousands)
Years ended December 31,	2019	2018	2017
Operating income (GAAP)	$193,576	$137,408	$78,676
Interest, taxes, other income/(expense)	(60,193)	(54,389)	(46,091)
Net income (GAAP)	133,383	83,019	32,585
Interest expense, net	16,921	18,124	17,091
Income tax expense	44,829	32,228	22,123
Depreciation and amortization expense	70,795	79,036	71,956
EBITDA (non-GAAP)	265,928	212,407	143,755
Restructuring expenses, net	2,905	15,570	13,491
Foreign currency revaluation (gains)/losses	(3,190)	(341)	8,761
Pension settlement/curtailment expense	478	1,494	—
Acquisition expenses	501	—	—
Retention agreement expense	120	—	—
Write-off of inventory in a discontinued product line	—	—	2,800
Pre-tax (income)/loss attributable to noncontrolling interest in ASC	(1,308)	(197)	567
Adjusted EBITDA (non-GAAP)	$265,434	$228,933	$169,374

Index

	(in thousands)
Year ended December 31, 2019	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$191,965	$55,520	$(53,909)	$193,576
Interest, taxes, other income/(expense)	—	—	(60,193)	(60,193)
Net income/(loss) (GAAP)	191,965	55,520	(114,102)	133,383
Interest expense, net	—	—	16,921	16,921
Income tax expense	—	—	44,829	44,829
Depreciation and amortization expense	21,876	44,670	4,249	70,795
EBITDA (non-GAAP)	213,841	100,190	(48,103)	265,928
Restructuring expenses, net	1,129	1,833	(57)	2,905
Foreign currency revaluation (gains)/losses	630	643	(4,463)	(3,190)
Pension curtailment expense	—	—	478	478
Acquisition expenses	—	301	200	501
Retention agreement expense	—	120	—	120
Pre-tax (income) attributable to noncontrolling interest in ASC	—	(1,308)	—	(1,308)
Adjusted EBITDA (non-GAAP)	$215,600	$101,779	$(51,945)	$265,434

	(in thousands)
Year ended December 31, 2018	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$169,836	$16,647	$(49,075)	$137,408
Interest, taxes, other income/(expense)	—	—	(54,389)	(54,389)
Net income/(loss) (GAAP)	169,836	16,647	(103,464)	83,019
Interest expense, net	—	—	18,124	18,124
Income tax expense	—	—	32,228	32,228
Depreciation and amortization expense	30,813	43,205	5,018	79,036
EBITDA (non-GAAP)	200,649	59,852	(48,094)	212,407
Restructuring expenses, net	12,278	3,048	244	15,570
Foreign currency revaluation (gains)/losses	(826)	547	(62)	(341)
Pension settlement/curtailment expense	—	—	1,494	1,494
Pretax (income) attributable to noncontrolling interest in ASC	—	(197)	—	(197)
Adjusted EBITDA (non-GAAP)	$212,101	$63,250	$(46,418)	$228,933

	(in thousands)
Year ended December 31, 2017	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$153,980	$(31,657)	$(43,647)	$78,676
Interest, taxes, other income/(expense)	—	—	(46,091)	(46,091)
Net income/(loss) (GAAP)	153,980	(31,657)	(89,738)	32,585
Interest expense, net	—	—	17,091	17,091
Income tax expense	—	—	22,123	22,123
Depreciation and amortization expense	33,527	33,533	4,896	71,956
EBITDA (non-GAAP)	187,507	1,876	(45,628)	143,755
Restructuring expenses, net	3,429	10,062	—	13,491
Foreign currency revaluation losses	3,903	214	4,644	8,761
Write-off of inventory in a discontinued product line	—	2,800	—	2,800
Pre-tax loss attributable to noncontrolling interest in ASC	—	567	—	567
Adjusted EBITDA (non-GAAP)	$194,839	$15,519	$(40,984)	$169,374

Index

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

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2019	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$2,905	$824	$2,081	$0.06
Foreign currency revaluation (gains)/losses	(3,190)	(904)	(2,286)	(0.07)
Pension curtailment charge	478	91	387	0.01
Acquisition expenses	501	120	381	0.01
Retention agreement expense	120	36	84	—

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2018	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$15,570	$4,904	$10,666	$0.34
Foreign currency revaluation (gains)/losses	(341)	3	(344)	(0.01)
Net Pension settlement/curtailment charge	1,494	348	1,146	0.04

	(in thousands, except per share amounts)
	Pre tax	Tax	After tax	Per Share
Year ended December 31, 2017	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$13,491	$4,768	$8,723	$0.27
Foreign currency revaluation (gains)/losses	8,761	3,107	5,654	0.18
Write-off of inventory in a discontinued product line	2,800	1,036	1,764	0.05

The following table contains the calculation of full-year Adjusted EPS, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2019	2018	2017
Earnings per share (GAAP)	$4.10	$2.57	$1.03
Adjustments, after tax:
Restructuring expenses, net	0.06	0.34	0.27
Foreign currency revaluation (gains)/losses	(0.07)	(0.01)	0.18
Write-off of inventory in a discontinued product line	—	—	0.05
Pension settlement/curtailment charge	0.01	0.04	—
Acquisition expenses	0.01	—	—
Adjusted earnings per share (non-GAAP)	$4.11	$2.94	$1.53

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2019	2018	2017
Notes and loans payable	$—	$—	$262
Current maturities of long-term debt	20	1,224	1,799
Long-term debt	424,009	523,707	514,120
Total debt	424,029	524,931	516,181
Cash and cash equivalents	195,540	197,755	183,727
Net debt	$228,489	$327,176	$332,454

Index

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $570.2 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $57.0 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $77.9 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $25.4 million of foreign currency assets as of December 31, 2019. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $2.5 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On December 31, 2019, we had the following variable rate debt:

(in thousands, except interest rates)
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 3.185% in 2019, due in 2022	$74,000
Total	$74,000

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

Index

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index

Evaluation of estimated total contract costs at completion for Albany Engineered Composites revenue recognition

As discussed in Note 2 to the consolidated financial statements, the Albany Engineered Composites (AEC) segment had net sales of $452.9 million for the year ended December 31, 2019 of which $424.3 million was recognized over time as costs are incurred. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred.

We identified the evaluation of estimated total contract costs at completion to recognize revenue for certain AEC contracts as a critical audit matter because of the varied nature and inherent complexities of the contractual performance obligations. A high degree of auditor judgment was required to evaluate the estimates of total contract costs, primarily material and labor, at completion for those contracts.

The primary procedures we performed to address this critical audit matter included the following. We tested certain controls over the Company’s estimated costs at completion process, including controls related to developing forecasted material and labor costs. We read relevant agreements, including amendments, to identify significant contract terms and compared the terms to the Company’s recognition of revenue for these contracts. We inspected the Company’s analysis of the contract’s status, including forecasted costs, which we compared against historical costs, and assessed changes to gross margin.

Evaluation of the Machine Clothing revenue recognized at a point in time

As discussed in Note 2 to the consolidated financial statements, the Machine Clothing (MC) segment had net sales of $601.3 million for the year ended December 31, 2019. Contracts with customers in the MC segment have various terms that can affect the point-in-time when revenue is recognized. The Company recognizes revenue within the MC segment when the performance obligation related to the manufacture and delivery of a product has been satisfied, generally determined based on arrival at the location specified by the customer in accordance with the contract terms. The contractual terms must be closely monitored by the Company in order to ensure revenue is recognized in the proper period.

We identified the evaluation of the MC segment revenue recognized at a point-in-time for certain contracts as a critical audit matter. While our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, during a portion of the year, controls over certain point-in-time revenue transactions were ineffective. As a result, a high degree of auditor judgment was required to evaluate when revenue should be recognized due to the variability of contractual terms affecting when the performance obligation has been satisfied, specifically when the satisfaction of the performance obligation occurs close to the end of the reporting period.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s MC segment revenue process, including controls related to assessing when performance obligations have been satisfied. Specifically, we tested controls over sales orders for the relevance and reliability of certain financial information and review of proof of delivery. We evaluated the timing of revenue recognition by examining a sample of MC segment revenue transactions and comparing relevant information to source documentation, such as proof of delivery. We confirmed the location and existence of certain MC segment products held at third parties to assess when the Company had satisfied its performance obligations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Albany, New York

February 28, 2020

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Albany International Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Albany International Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired CirComp GmbH (CirComp) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, CirComp’s internal control over financial reporting associated with total assets of $41.1 million and total net sales of $0.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CirComp.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Albany, New York

February 28, 2020

Index

Albany International Corp.

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(in thousands, except per share amounts)

	2019	2018	2017
Net sales	$1,054,132	$982,479	$863,717
Cost of goods sold	656,431	632,730	567,434
Gross profit	397,701	349,749	296,283
Selling, general and administrative expenses	163,651	156,189	162,942
Technical and research expenses	37,569	40,582	41,174
Restructuring expenses, net	2,905	15,570	13,491
Operating income	193,576	137,408	78,676
Interest income	(2,729)	(2,118)	(1,511)
Interest expense	19,650	20,242	18,602
Other (income)/expense, net	(1,557)	4,037	6,877
Income before income taxes	178,212	115,247	54,708
Income tax expense	44,829	32,228	22,123
Net income	133,383	83,019	32,585
Net income/(loss) attributable to the noncontrolling interest	985	128	(526)
Net income attributable to the Company	$132,398	$82,891	$33,111

Earnings per share attributable to Company shareholders — Basic	$4.10	$2.57	$1.03
Earnings per share attributable to Company shareholders — Diluted	$4.10	$2.57	$1.03
Dividends declared per share, Class A and Class B	$0.73	$0.69	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

Index

Albany International Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,

(in thousands)

	2019	2018	2017
Net income	$133,383	$83,019	$32,585
Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(8,747)	(27,383)	44,162
Pension settlements and curtailments	450	1,494	—
Pension/postretirement plan remeasurement	(1,796)	851	2,955
Amortization of pension and postretirement liability adjustments:
Prior service credit	(4,420)	(4,454)	(4,453)
Net actuarial loss	4,480	5,175	5,439
Payments and amortization related to interest rate swaps included in earnings	(1,011)	(146)	1,490
Derivative valuation adjustment	(9,512)	3,832	325
Income taxes related to items of other comprehensive income/(loss):
Pension settlements and curtailments	(74)	(348)	—
Pension/postretirement plan remeasurement	359	(408)	(918)
Amortization of pension and postretirement liability adjustments	(13)	(158)	(22)
Payments and amortization related to interest rate swaps included in earnings	259	37	(566)
Derivative valuation adjustment	2,432	(979)	(124)
Comprehensive income	115,790	60,532	80,873
Comprehensive income/(loss) attributable to the noncontrolling interest	975	111	(520)
Comprehensive income attributable to the Company	$114,815	$60,421	$81,393

The accompanying notes are an integral part of the consolidated financial statements.

Index

Albany International Corp.

CONSOLIDATED BALANCE SHEETS

At December 31,

(in thousands, except per share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$195,540	$197,755
Accounts receivable, net	218,271	223,176
Contract assets	79,070	57,447
Inventories	95,149	85,904
Income taxes prepaid and receivable	6,162	7,473
Prepaid expenses and other current assets	24,142	21,294
Total current assets	618,334	593,049

Property, plant and equipment, net	466,462	462,055
Intangibles, net	52,892	49,206
Goodwill	180,934	164,382
Deferred income taxes	51,621	62,622
Noncurrent receivables	41,234	45,061
Other assets	62,891	41,617
Total assets	$1,474,368	$1,417,992

Liabilities
Current liabilities:
Accounts payable	$65,203	$52,246
Accrued liabilities	125,885	129,030
Current maturities of long-term debt	20	1,224
Income taxes payable	11,611	6,806
Total current liabilities	202,719	189,306

Long-term debt	424,009	523,707
Other noncurrent liabilities	132,725	88,277
Deferred taxes and other liabilities	12,226	8,422
Total liabilities	771,679	809,712

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 39,098,792 in 2019 and 37,450,329 in 2018	39	37
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2019 and 3,233,998 in 2018	2	3
Additional paid-in capital	432,518	430,555
Retained earnings	698,496	589,645
Accumulated items of other comprehensive income:
Translation adjustments	(122,852)	(115,976)
Pension and postretirement liability adjustments	(49,994)	(47,109)
Derivative valuation adjustment	(3,135)	4,697
Treasury stock (Class A), at cost; 8,408,770 shares in 2019 and 8,418,620 shares in 2018	(256,391)	(256,603)
Total Company shareholders’ equity	698,683	605,249
Noncontrolling interest	4,006	3,031
Total Equity	702,689	608,280
Total liabilities and shareholders’ equity	$1,474,368	$1,417,992

The accompanying notes are an integral part of the consolidated financial statements.

Index

Albany International Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(in thousands)

	2019	2018	2017
Operating Activities
Net income	$133,383	$83,019	$32,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,085	68,800	61,517
Amortization	8,710	10,236	10,439
Change in deferred taxes and other liabilities	13,702	8,972	(1,264)
Provision for write-off of property, plant and equipment	3,119	3,707	2,870
Non-cash interest expense	605	459	660
Write-off of pension liability adjustment due to settlement/curtailment	450	1,494	—
Compensation and benefits paid or payable in Class A Common Stock	2,063	2,203	2,133
Write-off of intangible assets in a discontinued product line	—	—	4,149
Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	9,587	(19,139)	(21,859)
Contract assets	(19,199)	(10,267)	—
Inventories	(8,923)	(968)	3,090
Prepaid expenses and other current assets	(2,291)	(5,815)	(4,989)
Income taxes prepaid and receivable	1,390	(1,402)	(941)
Accounts payable	10,524	9,340	2,910
Accrued liabilities	(7,393)	8,209	5,303
Income taxes payable	3,979	(824)	(799)
Noncurrent receivables	(1,341)	(12,249)	(18,766)
Other noncurrent liabilities	(6,573)	(5,479)	(10,145)
Other, net	(3,525)	(7,811)	(2,677)
Net cash provided by operating activities	200,352	132,485	64,216
Investing Activities
Purchase of business, net of cash acquired	(30,793)	—	—
Purchases of property, plant and equipment	(67,358)	(81,579)	(85,510)
Purchased software	(597)	(1,307)	(2,127)
Net cash used in investing activities	(98,748)	(82,886)	(87,637)
Financing Activities
Proceeds from borrowings	45,000	26,031	115,334
Principal payments on debt	(120,017)	(29,913)	(84,047)
Principal payments on finance lease liabilities	(1,180)	—	—
Debt acquisition costs	—	—	(2,130)
Cash received to settle swap agreements	—	—	6,346
Taxes paid in lieu of share issuance	(971)	(1,652)	(1,364)
Proceeds from options exercised	112	202	597
Dividends paid	(23,251)	(21,926)	(21,869)
Net cash (used in)/provided by financing activities	(100,307)	(27,258)	12,867
Effect of exchange rate changes on cash and cash equivalents	(3,512)	(8,313)	12,539
(Decrease)/increase in cash and cash equivalents	(2,215)	14,028	1,985
Cash and cash equivalents at beginning of year	197,755	183,727	181,742
Cash and cash equivalents at end of year	$195,540	$197,755	$183,727

The accompanying notes are an integral part of the consolidated financial statements.

Index

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from contracts with customers, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 were not restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2018. The standard replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single model for recognizing revenue from contracts with customers. We applied the new accounting standard to contracts which were not completed by December 31, 2017.

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

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

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $10.8 million in 2019, decreased AEC operating income by $2.0 million in 2018, and decreased AEC operating income by $11.5 million in 2017. The favorable effects in 2019 were largely attributable to efficiency improvements during the ramp-up of several programs. The unfavorable effects in 2017 included charges on the BR725 and A380 programs. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses.

Additional accounting policies related to revenue from contracts with customers are set forth in Note 2.

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

Selling, General, Administrative, Technical, and Research Expenses

Selling, general, administrative, and technical expenses are primarily comprised of wages, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes provisions for bad debts and costs related to contract acquisition. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total company research expense was $26.9 million in 2019, $29.8 million in 2018, and $30.7 million in 2017.

The Albany Engineered Composites segment participates in both company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis and considered to be a collaborative arrangement, in which case both parties are active participants and are exposed to the risks and rewards dependent on the success of the activity. In such cases, amounts charged to the collaborating entity are credited against research and development expense. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales, while expenses are included in Cost of goods sold.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

Restructuring Expense

We may incur expenses related to exiting a line of business or restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Restructuring expenses may also include impairment of Property, plant and equipment, as described below under “Property, Plant and Equipment”. Employee termination costs include the severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.

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

Selling, general, and administrative expenses include foreign currency gains and losses resulting from third party balances, such as receivables and payables, which are denominated in a currency other than the entity’s functional currency. Gains or losses resulting from cash and short-term intercompany loans and balances denominated in a currency other than the entity’s functional currency, and foreign currency options are generally included in Other expense, net. Gains and losses on long-term intercompany loans not intended to be repaid in the foreseeable future are recorded in other comprehensive income. There were no such intercompany loans during 2019 and 2018.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2019	2018	2017
(Gains)/losses included in:
Selling, general, and administrative expenses	$1,281	$(274)	$4,127
Other expense, net	(4,471)	(67)	4,634
Total transaction (gains)/losses	$(3,190)	$(341)	$8,761

The following table presents foreign currency gains on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2019	2018	2017
Gain on long-term intercompany loans	$—	$—	$1,867

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

See additional information set forth in Notes 2 and 13.

Leases

Effective January 1, 2019, we adopted the provisions of ASC 842, Leases, using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2019 have not been restated, and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2019.

The new standard is intended to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes under the new standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We applied the new accounting standard to leases existing at the date of initial application of January 1, 2019.

We elected the available package of practical expedients, which permitted us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We implemented processes and internal controls to enable the preparation of financial information related to this standard.

The most significant impacts resulting from the adoption of the new standard was the recognition of ROU assets and lease liabilities for operating leases on our balance sheet for our real estate and automobile operating leases, as well as to the derecognition and reassessment of assets and liabilities related to our primary manufacturing facility in Salt Lake City, Utah (SLC lease), which had been accounted for as a build-to-suit lease with a failed sale-leaseback. For that lease, transitional guidance required the derecognition of existing assets and liabilities and a reassessment of lease classification. We determined that the lease met the criteria for recording as a finance lease and we determined the January 1, 2019 values of the ROU asset and lease liability on the basis of that reassessment. The change in the SLC lease-related assets and liabilities resulted in a $0.3 million pre-tax reduction to Retained earnings at the date of adoption.

We have certain lease agreements with lease and non-lease components. For most of these leases, we account for the lease and non-lease components as a single lease component, in accordance with the practical expedient that is available for ongoing accounting. Additionally, for certain other leases, such as for vehicles, we apply a portfolio approach. Such new leases are classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Expenses related to operating leases are recognized on a straight-line basis, while those determined to be financing leases are recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the income statement.

Operating lease ROU assets are included in Other assets in the Consolidated Balance Sheets, while finance lease ROU assets are included in Property, plant, and equipment, net. Lease liabilities for both operating and finance leases are included in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.

See additional information set forth in Note 20.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

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

Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development were immaterial in 2019 and 2018.

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

We have an investment in a company in Russia that is accounted for under the equity method of accounting and is included in Other assets, amounting to $0.5 million in 2019 and $0.4 million in 2018. We perform regular reviews of the financial condition of the investee to determine if our investment is other than temporarily impaired. If the financial condition of the investee were to no longer support their valuation, we would record an impairment provision.

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

Included in Other assets is $21.3 million in 2019 and $14.2 million in 2018 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $0.8 million in 2019 and $5.3 million in 2018. See additional information set forth in Note 18.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

Stock-Based Compensation

We have stock-based compensation plans for key employees. Stock options are accounted for in accordance with applicable guidance for the modified prospective transition method of share-based payments. No options have been granted since 2002. See additional information set forth in Note 22.

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

1. Accounting Policies — (continued)

Recent Accounting Pronouncements

In June 2016, an accounting update was issued which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses under the current expected losses (CECL) methodology is applicable to financial assets measured at amortized cost, which includes Short-term securities, Trade receivables, Contract assets, and Noncurrent receivables. The Company is required to estimate a CECL allowance using relevant available information. Historical credit loss experience will provide the basis for the estimation of expected credit losses, and adjustments may be made for differences in current asset-specific risk characteristics. A CECL allowance for credit losses will be measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they will be evaluated on an individual basis. The principal effect on the Company’s financial statements will be an increase in credit loss reserve on financial instruments, which the Company does not expect to be material. The Company will adopt the new standard using a modified retrospective transition approach as of January 1, 2020, which will be our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2020. Additionally, the Company is evaluating changes to our accounting policies, processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. We will adopt the new standard as of January 1, 2020 and do not expect the adoption to significantly impact our financial statements.

In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. We plan to adopt the new standard effective January 1, 2021. We do not expect the adoption of this update to significantly impact our financial statements.

In November 2018, an accounting update was issued which clarifies when transactions between collaborative arrangement participants are in the scope of ASC 606. The update also provides some guidance on presentation of transactions not in the scope of ASC 606. We will adopt the new standard as of January 1, 2020 and do not expect the adoption to significantly impact our financial statements.

In December 2019, an accounting update was issued which removes certain exceptions for recognizing deferred taxes for investments and performing intra-period tax allocations. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We plan to adopt the new standard as of January 1, 2021 and we are assessing the potential impact on our financial statements.

2. Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of ASC 606, Revenue from contracts with customers, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 were not restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2018.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revenue Recognition — (continued)

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

In our MC segment, our primary performance obligation in most contracts is to provide solution-based, custom-designed fabrics and belts to the customer. We satisfy this performance obligation upon transferring control of the product to the customer at a specific point in time. Contracts with customers in the MC segment have various terms that can affect the point in time when revenue is recognized. Generally, the customer obtains control when the product has been received at the location specified by the customer, at which time the only remaining obligations under the contract may be fulfillment costs, in the form of shipping and handling, which are accrued when control of the product is transferred.

In the MC segment, contracts with certain customers may also obligate us to provide various product-related services at no additional cost to the customer. When this obligation is material in the context of the contract with the customer, we recognize a separate performance obligation and allocate revenue to those services on a relative estimated standalone selling price basis. The standalone selling price for these services is determined based upon an analysis of the services offered and an assessment of the price we might charge for such services as a separate offering. As we typically provide such services on a stand-ready basis, we recognize this revenue over time. Revenue allocated to such service performance obligations is the only MC revenue that is recognized over time.

In our AEC segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. A significant portion of AEC revenue is earned under short duration, firm-fixed-price orders that are placed under a master agreement containing general terms and conditions applicable to all orders placed under the master agreement. To determine the proper revenue recognition method, we evaluate whether two or more orders or contracts should be combined and accounted for as one single contract, and whether the combined or single contract contains single or multiple performance obligations. This evaluation requires significant judgment, and the decision to combine a group of contracts, or to allocate revenue from the combined or single contract among multiple performance obligations, could have a significant impact on the amount of revenue and profit recorded in a given period. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to manage the contract and provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revenue Recognition — (continued)

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

In other AEC contracts, revenue is recognized at a point in time because the products are offered to multiple customers, or we do not have an enforceable right to payment until the product is shipped or delivered to the location specified by the customer in the contract.

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

The following table provides a summary of the composition of each business segment:

Segment	Product Group	Principal Product or Service	Principal Locations
Machine Clothing (MC)	Machine Clothing	Paper machine clothing: Permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, and pulp	World-wide
Engineered fabrics: Belts used in the manufacture of nonwovens, fiber cement and several other industrial applications
Albany Engineered Composites (AEC)	Albany Safran Composites (ASC)	3D-woven, injected composite components for aircraft engines	Rochester, NH Commercy, France Queretaro, Mexico
	Airframe and engine Components (Other AEC)	Composite airframe and engine components for military and commercial aircraft	Salt Lake City, UT Boerne, TX Queretaro, Mexico Kaiserslautern, Germany

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

2. Revenue Recognition — (continued)

We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.

The following table presents disaggregated revenue for each product group by timing of revenue recognition:

	For the year ended
	December 31, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$598,054	$3,200	$601,254
Albany Engineered Composites ASC	—	220,188	220,188
Other AEC	28,584	204,106	232,690
Total Albany Engineered Composites	28,584	424,294	452,878
Total revenue	$626,638	$427,494	$1,054,132

	For the year ended
	December 31, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$608,658	$3,200	$611,858
Albany Engineered Composites ASC	—	182,699	182,699
Other AEC	21,614	166,308	187,922
Total Albany Engineered Composites	21,614	349,007	370,621
Total revenue	$630,272	$352,207	$982,479

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	For the years ended December 31,
(in thousands)	2019	2018
Americas PMC	$316,355	$303,768
Eurasia PMC	210,961	227,493
Engineered Fabrics	73,938	80,597
Total Machine Clothing Net sales	$601,254	$611,858

In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $82 million as of both December 31, 2019 and 2018, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2019 we expect to recognize as revenue approximately $67 million during 2020, with the remainder to be recognized in 2021.

Index

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

Machine Clothing:

The Machine Clothing (“MC”) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel nonwovens, fiber cement and several other industrial applications. We sell our MC products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for MC are substantially the same in each region of the world in which we operate.

We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue and towel) for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.

Albany Engineered Composites:

The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. In 2019, Safran leased manufacturing space from AEC for the GE9X program. Rent paid by Safran under this lease amount to $0.2 million in 2019. AEC Net sales to Safran were $226.8 million in 2019, $186.3 million in 2018, and $119.2 million in 2017. The total of Accounts receivable, Contract assets and Noncurrent receivable due from Safran amounted to $114.5 million and $96.2 million as of December 31, 2019 and 2018, respectively. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2019, approximately 25 percent of AEC sales were related to U.S. government contracts or programs.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data — (continued)

As described in Note 2, effective January 1, 2018, the Company adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the cumulative effect method for translation. Periods prior to 2018 have not been restated. The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2019	2018	2017	Year ended December 31, 2018 Increase/(decrease) attributable to application of ASC 606
Net Sales
Machine Clothing	$601,254	$611,858	$590,357	$(3,970)
Albany Engineered Composites	452,878	370,621	273,360	(3,150)
Consolidated total	$1,054,132	$982,479	$863,717	$(7,120)
Depreciation and amortization
Machine Clothing	21,875	30,813	33,527	—
Albany Engineered Composites	44,670	43,205	33,533	—
Corporate expenses	4,250	5,018	4,896	—
Consolidated total	$70,795	$79,036	$71,956	$—
Operating income/(loss)
Machine Clothing	191,965	169,836	153,980	(1,605)
Albany Engineered Composites	55,520	16,647	(31,657)	4,930
Corporate expenses	(53,909)	(49,075)	(43,647)	—
Operating income	$193,576	$137,408	$78,676	$3,325
Reconciling items:
Interest income	(2,729)	(2,118)	(1,511)	—
Interest expense	19,650	20,242	18,602	—
Other expense, net	(1,557)	4,037	6,877	—
Income before income taxes	$178,212	$115,247	$54,708	$3,325

The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2019	2018	2017
Restructuring expenses, net
Machine Clothing	$1,129	$12,278	$3,429
Albany Engineered Composites	1,833	3,048	10,062
Corporate expenses	(57)	244	—
Consolidated total	$2,905	$15,570	$13,491

In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, net, Contract assets, Noncurrent receivables, Property, plant and equipment, net, Intangibles, net and Goodwill. On November 20, 2019, the Company acquired CirComp GmbH, resulting in a $35.3 million increase in AEC assets.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data — (continued)

The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2019	2018	2017
Segment assets
Machine Clothing	$441,072	$453,836	$464,468
Albany Engineered Composites	693,799	633,394	584,076
Reconciling items:
Cash	195,540	197,755	183,727
Income taxes prepaid, receivable and deferred	57,783	70,095	74,914
Prepaid and Other assets	86,174	62,912	54,013
Consolidated total assets	$1,474,368	$1,417,992	$1,361,198

Capital expenditures and purchased software
Machine Clothing	$16,707	$20,230	$20,522
Albany Engineered Composites	48,753	60,121	63,865
Corporate expenses	2,495	2,535	3,250
Consolidated total	$67,955	$82,886	$87,637

At the January 1, 2018 date of adoption of ASC 606, MC assets increased by $22.5 million, and AEC assets decreased by $14.1 million. Excluded from segment assets are cash, tax related assets, prepaid and other current assets, and certain other assets not directly associated with segment operations.

In 2018, AEC finalized a modification to the lease of its primary manufacturing facility in Salt Lake City, Utah, which increased the manufacturing space and extended the minimum lease period until December 31, 2029. The lease modification resulted in a non-cash increase of $12.7 million to both Property, plant and equipment, net, and to Long-term debt in the Consolidated Balance Sheets in 2018. Effective January 1, 2019, we adopted the provisions of ASC 842, Leases, which resulted in changes to the amount and classification of the associated assets and liabilities, as depicted in Note 20. Due to the non-cash nature of the modification and subsequent adoption of the new Lease accounting standard, changes during both 2018 and 2019 are excluded from amounts reported in the Consolidated Statements of Cash Flows.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

3. Reportable Segments and Geographic Data — (continued)

The following table shows data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Net sales recorded by our entity in Switzerland are derived from products sold throughout Europe and Asia, and are invoiced in various currencies.

(in thousands)	2019	2018	2017
Net sales
United States	$574,063	$519,349	$459,525
Switzerland	146,571	157,339	147,601
France	91,783	85,386	57,195
Mexico	73,039	48,534	31,902
Brazil	64,666	62,093	60,535
China	48,586	50,923	48,920
Other countries	55,424	58,855	58,039
Consolidated total	$1,054,132	$982,479	$863,717

Property, plant and equipment, at cost, net
United States	$275,965	$272,584	$252,639
Mexico	45,640	40,343	22,981
France	43,986	50,245	58,196
China	41,799	48,686	61,840
United Kingdom	11,047	12,042	14,256
South Korea	10,795	12,396	14,558
Germany (a)	10,577	27	39
Canada	9,509	8,154	10,230
Other countries	17,144	17,578	19,563
Consolidated total	$466,462	$462,055	$454,302

(a)	In 2019, the Company acquired CirComp GmbH, which resulted in an increase in Property, plant and equipment of $10.6 million.

4. Pensions and Other Postretirement Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits accrued through February 2009, but no benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan, were similarly frozen. The U.S. pension plan accounts for 45 percent of consolidated pension plan assets, and 46 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

The December 31, 2019 benefit obligations for the U.S. pension and postretirement plans were calculated using the Pri-2012 mortality table with MP-2017 generational projection. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions.

Index

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

The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2019, the accrued postretirement liability was $53.2 million in the U.S. and $1.2 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.

Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2019 and 2018, except where indicated below.

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans — (continued)

The following table sets forth the plan benefit obligations:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$201,450	$51,127	$230,911	$58,531
Service cost	2,543	189	2,723	232
Interest cost	7,216	2,115	7,217	2,024
Plan participants' contributions	243	—	228	—
Actuarial (gain)/loss	22,645	4,686	(10,666)	(6,100)
Benefits paid	(8,404)	(3,782)	(7,814)	(3,473)
Settlements and curtailments	(1,768)	—	(13,807)	—
Plan amendments and other	152	—	534	—
Foreign currency changes	3,134	49	(7,876)	(87)
Benefit obligation, end of year	$227,211	$54,384	$201,450	$51,127
Accumulated benefit obligation	$218,006	$—	$193,870	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	3.40%	3.27%	4.41%	4.31%
Discount rate — non-U.S. plans	2.31%	3.05%	2.98%	3.65%
Compensation increase — U.S. plan	—	3.00%	—	3.00%
Compensation increase — non-U.S. plans	2.81%	3.00%	3.02%	3.00%

The following sets forth information about plan assets:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$178,942	$—	$205,586	$—
Actual return on plan assets, net of expenses	32,367	—	(8,449)	—
Employer contributions	4,670	3,782	10,071	3,474
Plan participants' contributions	243	—	228	14
Benefits paid	(8,404)	(3,782)	(7,813)	(3,488)
Settlements	(260)	—	(13,029)	—
Foreign currency changes	4,197	—	(7,652)	—
Fair value of plan assets, end of year	$211,755	$—	$178,942	$—

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans — (continued)

The funded status of the plans was as follows:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$211,755	$—	$178,942	$—
Benefit obligation	227,211	54,384	201,450	51,127
Funded status	$(15,456)	$(54,384)	$(22,508)	$(51,127)
Accrued benefit cost, end of year	$(15,456)	$(54,384)	$(22,508)	$(51,127)
Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$21,337	$—	$14,206	$—
Current liability	(2,155)	(3,808)	(2,124)	(3,890)
Noncurrent liability	(34,638)	(50,576)	(34,590)	(47,237)
Net amount recognized	$(15,456)	$(54,384)	$(22,508)	$(51,127)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$63,240	$28,119	$68,110	$25,660
Prior service cost/(credit)	639	(17,434)	1,020	(21,922)
Net amount recognized	$63,879	$10,685	$69,130	$3,738

The composition of the net pension plan funded status as of December 31, 2019 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$(660)	$17,546	$16,886
Pension plans without pension assets	(6,799)	(25,543)	(32,342)
Total	$(7,459)	$(7,997)	$(15,456)

The net underfunded balance in the U.S. principally relates to the Supplemental Executive Retirement Plan.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans — (continued)

The composition of the net periodic benefit plan cost for the years ended December 31, 2019, 2018, and 2017, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$2,543	$2,723	$2,720	$189	$232	$244
Interest cost	7,216	7,217	7,476	2,114	2,024	2,214
Expected return on assets	(8,285)	(8,873)	(8,152)	—	—	—
Amortization of prior service cost/(credit)	68	34	36	(4,488)	(4,488)	(4,488)
Amortization of net actuarial loss	2,253	2,219	2,628	2,227	2,956	2,811
Settlement	(16)	2,246	—	—	—	—
Curtailment (gain)/loss	466	(752)	—	—	—	—
Net periodic benefit cost	$4,245	$4,814	$4,708	$42	$724	$781

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	4.41%	3.70%	4.20%	4.31%	3.59%	4.00%
Discount rate — non-U.S. plans	2.98%	2.83%	2.98%	3.65%	3.40%	3.70%
Expected return on plan assets — U.S. plan	4.57%	3.87%	4.40%	—	—	—
Expected return on plan assets — non-U.S. plans	4.45%	4.83%	4.46%	—	—	—
Rate of compensation increase — U.S. plan	—	—	—	3.00%	—	—
Rate of compensation increase — non-U.S. plans	3.02%	3.04%	3.29%	3.00%	3.00%	3.00%

Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2019, 2018, and 2017, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2019	2018	2017	2019	2018	2017
Settlements/curtailments	$(450)	$(1,494)	$—	$—	$—	$—
Asset/liability loss/(gain)	(2,794)	6,411	(4,408)	4,685	(6,100)	2,743
Amortization of actuarial (loss)	(2,253)	(2,219)	(2,628)	(2,227)	(2,956)	(2,811)
Amortization of prior service cost/(credit)	(68)	(34)	(36)	4,488	4,488	4,488
Currency impact	316	(1,389)	1,930	—	—	2
Cost/(benefit) in Other comprehensive income	$(5,249)	$1,275	$(5,142)	$6,946	$(4,568)	$4,422

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans — (continued)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 are as follows:

(in thousands)	Total pension	Total postretirement benefits
Actuarial loss	$2,409	$2,592
Prior service cost/(benefit)	32	(4,488)
Total	$2,441	$(1,896)

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

Non-United States plans:

For the countries in which the Company has funded pension trusts, the investment strategy may also be liability driven or, in other cases, to achieve a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions.

Fair-Value Measurements

The following tables present plan assets as of December 31, 2019, and 2018, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 17. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2019 and 2018, there were no investments expected to be sold at a value materially different than NAV.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2019
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$216	$—	$—	$216
Debt securities	—	92,721	—	92,721
Insurance contracts	—	—	3,244	3,244
Cash and short-term investments	2,793	—	—	2,793
Total investments in the fair value hierarchy	$3,009	$92,721	$3,244	98,974
Investments at net asset value:
Common Stocks and equity funds				56,846
Fixed income funds				52,751
Limited partnerships				3,184
Total plan assets				$211,755

	Assets at Fair Value as of December 31, 2018
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$284	$—	$—	$284
Debt securities	—	78,523	—	78,523
Insurance contracts	—	—	2,890	2,890
Cash and short-term investments	3,016	—	—	3,016
Total investments in the fair value hierarchy	$3,300	$78,523	$2,890	84,713
Investments at net asset value:
Common Stocks and equity funds				42,852
Fixed income funds				47,534
Limited partnerships				3,843
Total plan assets				$178,942

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2019 and 2018:

(in thousands)	December 31, 2018	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2019
Insurance contracts -
total level 3 assets	$2,890	$—	$20	$334	$—	$3,244

(in thousands)	December 31, 2017	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2018
Insurance contracts -
total level 3 assets	$2,407	$—	$(45)	$528	$—	$2,890

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

4. Pensions and Other Postretirement Benefit Plans — (continued)

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2019 and 2018, and the target allocation, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target	Percentage of plan assets at plan measurement date		Target	Percentage of plan assets at plan measurement date
Asset category	Allocation	2019	2018	Allocation	2019	2018
Equity securities	—%	1%	1%	13%	13%	19%
Debt securities	100%	96%	94%	82%	80%	74%
Real estate	—%	2%	4%	1%	1%	1%
Other(1)	—%	1%	1%	4%	6%	6%
	100%	100%	100%	100%	100%	100%

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

At the end of 2019 and 2018, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2019	2018
Projected benefit obligation	$137,123	$123,261
Fair value of plan assets	100,330	86,547

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2019	2018
Accumulated benefit obligation	$134,737	$120,869
Fair value of plan assets	100,330	86,062

Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$2,446	$3,808
Expected benefit payments
2020	7,905	3,808
2021	8,537	3,738
2022	8,755	3,683
2023	9,068	3,631
2024	9,531	3,555
2025-2029	53,652	16,569

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

5. Restructuring

In 2017, the Company announced a proposal to discontinue operations at its MC production facility in Sélestat, France. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $10.7 million in 2018, which includes severance and outplacement costs for the approximately 50 positions that were terminated under this plan. In 2019, restructuring charges were $0.9 million. Since 2017, we have recorded $12.7 million of restructuring charges related to this action. As a result of this action, we recorded a pension plan curtailment gain of $0.7 million in 2018 which is recorded in Other expense, net.

In 2016, the Company discontinued research and development activities at its MC facility in Sélestat, France as part of a plan to reduce research and development costs. This initiative resulted in 2016 expense of $2.2 million for severance, outplacement, and the write-off of equipment. In 2017 and 2018, we recorded additional restructuring charges of $1.6 million and $1.0 million respectively, related to a 2016 restructuring at the same location. Total restructuring costs for that initiative, including 2016, was $3.9 million

In 2017, the Company initiated work force reductions and facility rationalization in AEC locations in Salt Lake City, Utah and Rochester, New Hampshire. Restructuring charges include expenses of $0.1 million in 2019, $1.1 million in 2018, and $5.0 million in 2017. To date, we have recorded $6.2 million of restructuring charges related to these actions.

In 2018, the Company discontinued certain manufacturing processes at its AEC facility in Salt Lake City, Utah, which resulted in $1.9 million of restructuring in 2018, which included a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge resulted from writing down manufacturing equipment used in that line of business to its estimated value. In 2019, the Company wrote off the remaining $1.2 million book value of that equipment as the Company has been unable to sell it. To date, we have recorded $3.1 million of restructuring charges related to these actions.

In 2017, the Company decided to discontinue the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which was part of the AEC business. This decision resulted in a non-cash restructuring charge of $4.5 million in 2017 for the write-off of intangible assets and equipment, and a $2.8 million charge to Cost of goods sold for the write-off of inventory.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

Year ended December 31, 2019 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,129	$667	$462
Albany Engineered Composites	1,833	659	1,174
Corporate expenses	(57)	(57)	—
Total	$2,905	$1,269	$1,636

Year ended December 31, 2018 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$12,278	$11,890	$388
Albany Engineered Composites	3,048	1,286	1,762
Corporate expenses	244	244	—
Total	$15,570	$13,420	$2,150

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

5. Restructuring — (continued)

Year ended December 31, 2017 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$3,429	$2,945	$484
Albany Engineered Composites	10,062	5,004	5,058
Corporate expenses	—	—	—
Total	$13,491	$7,949	$5,542

We expect that approximately $1.3 million of Accrued liabilities for restructuring at December 31, 2019 will be paid within one year and approximately $0.7 million will be paid the following year.

The table below presents the changes in restructuring liabilities for 2019 and 2018, all of which related to termination costs:

(in thousands)	December 31, 2018	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2019
Total termination and other costs	$5,570	$1,269	$(5,084)	$287	$2,042

(in thousands)	December 31, 2017	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2018
Total termination and other costs	$3,326	$13,420	$(10,696)	$(480)	$5,570

6. Other (income)/expense, net

The components of Other (income)/expense, net, are:

(in thousands)	2019	2018	2017
Currency transactions	$(4,473)	$(67)	$4,634
Bank fees and amortization of debt issuance costs	348	417	487
Pension settlements and curtailments	450	1,494	—
Components of net periodic pension and postretirement cost other than service	1,105	1,089	2,525
Gain on insurance recovery	—	—	(2,000)
Other	1,013	1,104	1,231
Total	$(1,557)	$4,037	$6,877

In 2019, the Company took actions to freeze accrued benefits under the United Kingdom defined benefit pension plan, which resulted in a curtailment charge of $0.5 million.

In 2018, the Company took actions to settle a portion of its non-U.S. defined benefit pension plan liabilities, which resulted in a settlement charge of $2.2 million.

In 2018, the Company recorded a pension curtailment gain of $0.7 million related to the restructuring in Sélestat, France.

In 2017, we recorded a gain of $2.0 million based on an insurance settlement related to a theft in 2016.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

7. Income Taxes

The following tables present components of income tax expense/(benefit) and income before income taxes on continuing operations:

(in thousands)	2019	2018	2017
Income tax based on income from continuing operations, at estimated tax rates of 28%, 31%, and 32%, respectively	$49,977	$36,044	$17,519
Income tax before discrete items	49,977	36,044	17,519
Discrete tax expense/(benefit):
Net impact of mandatory deemed repatriation	—	(1,003)	5,758
Provision for/resolution of tax audits and contingencies, net	(2,874)	1,286	1,329
Adjustments to prior period tax liabilities	(1,637)	(1,284)	(840)
Provision for/adjustment to beginning of year valuation allowances	(525)	(4,882)	(3,522)
Enacted tax legislation	(112)	2,067	1,879
Total income tax expense	$44,829	$32,228	$22,123

(in thousands)	2019	2018	2017
Income/(loss) before income taxes:
U.S.	$76,024	$41,875	$(5,865)
Non-U.S.	102,188	73,372	60,573
	$178,212	$115,247	$54,708
Income tax provision
Current:
Federal	$780	$304	$1,551
State	6,357	4,996	1,770
Non-U.S.	25,255	21,557	19,282
	$32,392	$26,857	$22,603
Deferred:
Federal	$10,583	$10,700	$1,881
State	253	(338)	(1,237)
Non-U.S.	1,601	(4,991)	(1,124)
	$12,437	$5,371	$(480)
Total income tax expense	$44,829	$32,228	$22,123

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2019	2018	2017
Net effect of temporary differences	$(18)	$(4,657)	$(5,774)
Foreign tax credits	12,530	9,437	8,340
Retirement benefits	(752)	2,360	(502)
Net impact to operating loss carryforwards	1,314	1,046	(900)
Enacted changes in tax laws and rates	(112)	2,067	1,878
Adjustment to beginning-of-the-year valuation allowance balance for changes in circumstances	(525)	(4,882)	(3,522)
Total	$12,437	$5,371	$(480)

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

7. Income Taxes — (continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	3.0	2.9	0.4
Non-U.S. local income taxes	4.4	3.3	5.9
US permanent adjustments	—	(0.3)	0.5
Foreign permanent adjustments	0.4	(0.4)	0.4
Foreign rate differential	0.5	0.2	(10.5)
Net U.S. tax on non-U.S. earnings and foreign withholdings	0.3	5.7	11.9
Provision for/resolution of tax audits and contingencies, net	(1.6)	1.1	2.4
Research and development and other tax credits	(0.3)	(0.1)	(1.5)
Provision for/adjustment to beginning of year valuation allowances	(0.3)	(4.2)	(6.4)
Enacted tax legislation and rate change	(0.1)	1.8	3.0
Return to provision and other adjustments	(2.1)	(3.0)	(0.7)
Effective income tax rate	25.2%	28.0%	40.4%

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% during 2019. The jurisdictional location of earnings is a significant component of the Company’s effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of the Company’s total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 21% and the expense accrued based on the different statutory tax rates that apply in the jurisdictions where the income or loss is earned.

During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (blended 34% tax rate), China (25% tax rate), and Mexico (30% tax rate). The foreign rate differential of these jurisdictions was partially offset by Switzerland (7.8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax return purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

7. Income Taxes — (continued)

	U.S.		Non-U.S.
(in thousands)	2019	2018	2019	2018
Noncurrent deferred tax assets:
Accounts receivable	$823	$686	$1,050	$1,224
Inventories	636	442	1,231	829
Deferred compensation	4,730	4,460	1,386	1,053
Depreciation and amortization	—	—	4,892	4,252
Postretirement benefits	14,885	14,759	1,048	1,667
Tax loss carryforwards	2,266	1,199	21,467	21,890
Tax credit carryforwards	15,931	30,523	936	1,197
Derivatives	1,411	—	—	—
Reserves	2,953	3,954	—	—
Deferred Revenue	2,417	3,556	—	—
Other	—	516	—	990
Noncurrent deferred tax assets before valuation allowance	46,052	60,095	32,010	33,102
Less: valuation allowance	—	—	(9,102)	(8,389)
Total noncurrent deferred tax assets	46,052	60,095	22,908	24,713
Total deferred tax assets	$46,052	$60,095	$22,908	$24,713
Noncurrent deferred tax liabilities:
Unrepatriated foreign earnings	$2,202	$4,028	$—	$—
Depreciation and amortization	4,404	12,848	—	—
Postretirement benefits	—	—	—	—
Deferred gain	3,391	3,762	—	—
Derivatives	—	1,162	—	—
Flow-through DTL's	6,205	2,192	—	—
Deferred Revenue	—	—	8,492	5,740
Other	510	—	3,137	—
Total noncurrent deferred tax liabilities	$16,712	$23,992	$11,629	$5,740
Net deferred tax liabilities	$16,712	$23,992	$11,629	$5,740
Net deferred tax asset	$29,340	$36,103	$11,279	$18,973

Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2019, the Company recorded the following movements in its valuation allowance: the Company recorded a valuation allowance of $0.8 million for one of its Mexican subsidiaries, and the Company also recorded a $0.1 million decrease in a valuation allowance due to a net reduction in the related deferred tax assets. Additionally, the Company recorded a $1.3 million out-of-period immaterial adjustment related to a German tax valuation allowance that was released in 2018.

At December 31, 2019, the Company had available approximately $112.9 million of net operating loss carryforwards, for which the Company has a deferred tax asset of $24.3 million, with expiration dates ranging from one year to indefinite that may be applied against future taxable income. The Company believes that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, the Company has recorded a valuation allowance of $9.1 million as of December 31, 2019. Additionally, management has evaluated its ability to utilize its other non-U.S. tax attributes during the various carryforward periods and has concluded that the Company will more likely than not be able to utilize the remaining non-U.S. tax attributes. Included in the net operating loss carryforward is approximately $38.8 million of state net operating loss carryforwards that are subject to various business apportionment

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

7. Income Taxes — (continued)

factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $11.7 million that will begin to expire in 2025, U.S. and non-U.S. research and development credit carryforwards of $8.0 million and $0.9 million, respectively, that will begin to expire in 2025.

The Company reported a U.S. net deferred tax asset of $29.3 million at December 31, 2019, which contained $22.6 million of tax attributes with limited lives. Although the Company is in a cumulative book income position for the three-year period ending December 31, 2019, management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations, available tax elections and tax planning opportunities more likely than not will generate income of sufficient character to utilize the remaining tax attributes. Accordingly, no valuation allowance has been established for the U.S. net deferred tax assets.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $94.4 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $1.2 million and state income taxes of $1.0 million which have already been recorded.

The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $169.1 million, and are intended to remain indefinitely invested in foreign operations.

No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2019. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, $1.0 million of which, if recognized, would impact the effective tax rate:

(in thousands)	2019	2018	2017
Unrecognized tax benefits balance at January 1st	$3,790	$4,509	$4,183
Increase in gross amounts of tax positions related to prior years	4,874	2,008	480
Decrease in gross amounts of tax positions related to prior years	(2,239)	(358)	(50)
Increase in gross amounts of tax positions related to current years	—	—	—
Decrease due to settlements with tax authorities	—	(1,626)	(381)
Decrease due to lapse in statute of limitations	(626)	(479)	(29)
Currency translation	35	(264)	306
Unrecognized tax benefits balance at December 31	$5,834	$3,790	$4,509

The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties related to the unrecognized tax benefits noted above of $0.2 million or less in each of 2019, 2018 and 2017. As of December 31, 2019, 2018 and 2017, the Company had approximately $0.1 million, $0.1 million, and $0.4 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

7. Income Taxes — (continued)

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico and Switzerland. The open tax years in these jurisdictions range from 2007 to 2019. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada and Italy. In 2019, the Company recorded a net decrease of $2.2 million for tax audit settlements with Canada. The Canadian Revenue Agency agreed to accept the Company’s appeal of all protested issues. The Company has received the refunds from the Canadian Revenue Agency and Ontario for taxes that were pre-paid at the time of protests. As such, during the first quarter, the Company determined that it was more likely than not that the liability for unrecognized tax benefits of $2.2 million that was recorded as of December 31, 2018 was no longer warranted and thus it was reduced in the first quarter of 2019, resulting in a $2.2 million discrete tax benefit.

As of December 31, 2019, and 2018, current income taxes prepaid and receivable consisted of the following:

(in thousands)	2019	2018
Prepaid taxes	$4,399	$4,859
Taxes receivable	1,763	2,614
Total current income taxes prepaid and receivable	$6,162	$7,473

As of December 31, 2019, and 2018, noncurrent deferred taxes and other liabilities consisted of the following:

(in thousands)	2019	2018
Deferred income taxes	$11,002	$7,547
Other liabilities	1,224	875
Total noncurrent deferred taxes and other liabilities	$ 12,226	$ 8,422

Taxes paid, net of refunds, amounted to $25.9 million in 2019, $28.1 million in 2018 and $23.7 million in 2017.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2019	2018	2017
Net income attributable to the Company	$132,398	$82,891	$33,111
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,296	32,252	32,169
Effect of dilutive stock-based compensation plans:
Stock options	12	15	30
Long-term incentive plan	14	28	45
Weighted average number of shares used in calculating diluted net income per share	32,322	32,295	32,244
Average market price of common stock used for calculation of dilutive shares	$78.13	$66.95	$52.19
Net income per share:
Basic	$4.10	$2.57	$1.03
Diluted	$4.10	$2.57	$1.03

Shares outstanding, net of treasury shares, were 32.3 million as of December 31, 2019 and 2018, and were 32.2 million as of December 31, 2017.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI from January 1, 2017 to December 31, 2019:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2017	$(133,298)	$(51,719)	$828	$(184,189)

Other comprehensive income/(loss) before reclassifications	45,980	(1,818)	201	44,363
Pension/postretirement plan remeasurement.	—	2,037	—	2,037
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	924	924
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	964	—	964
Net current period other comprehensive income	45,980	1,183	1,125	48,288
December 31, 2017	(87,318)	(50,536)	1,953	(135,901)

Other comprehensive income/(loss) before reclassifications	(28,658)	1,275	2,853	(24,530)
Pension/postretirement settlements and curtailments	—	1,146	—	1,146
Pension/postretirement plan remeasurement.	—	443	—	443
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(109)	(109)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	563	—	563
Net current period other comprehensive income	(28,658)	3,427	2,744	(22,487)
December 31, 2018	(115,976)	(47,109)	4,697	(158,388)
Other comprehensive income/(loss) before reclassifications	(6,876)	(525)	(10,523)	(17,924)
Pension/postretirement settlements and curtailments	—	376	—	376
Pension/postretirement plan remeasurement.	—	(1,437)	—	(1,437)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	2,691	2,691
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	47	—	47
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(6,876)	(2,885)	(7,832)	(17,593)
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

9. Accumulated Other Comprehensive Income (AOCI) — (continued)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2019, 2018, and 2017.

(in thousands)	2019	2018	2017
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$(1,011)	$(146)	$1,490
Income tax effect	259	37	(566)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(752)	$(109)	$924
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$450	$1,494	$—
Amortization of prior service credit	(4,420)	(4,454)	(4,453)
Amortization of net actuarial loss	4,480	5,175	5,439
Total pretax amount reclassified(b)	510	2,215	986
Income tax effect	(87)	(506)	(22)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$423	$1,709	$964

(a)	Included in interest expense, net are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 17 and 18).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

10. Noncontrolling Interest — (continued)

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC, and the impact of transitioning to ASC 606:

(in thousands, except percentages)	2019	2018
Net income of Albany Safran Composites (ASC)	$11,140	$2,578
Less: Return attributable to the Company's preferred holding	1,291	1,299
Net income of ASC available for common ownership	$9,849	$1,279
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to noncontrolling interest	$985	$128

Noncontrolling interest, beginning of year	$3,031	$3,247
Decrease attributable to 2018 adoption of ASC 606	—	(327)
Net income/(loss) attributable to noncontrolling interest	985	128
Changes in other comprehensive income attributable to noncontrolling interest	(10)	(17)
Noncontrolling interest, end of year	$4,006	$3,031

11. Accounts Receivable

As of December 31, 2019 and 2018, Accounts receivable consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Trade and other accounts receivable	$201,427	$211,244
Bank promissory notes	18,563	19,269
Allowance for doubtful accounts	(1,719)	(7,337)
Accounts receivable, net	$218,271	$223,176

The 2019 decrease in Allowance for doubtful accounts was principally due to the write-off of Accounts receivables related to ongoing bankruptcy proceedings for certain Machine Clothing customers in Europe, which had been fully reserved as of December 31, 2018.

The Noncurrent receivables will be invoiced to the customer over a 10-year period, beginning in 2020. Accordingly, $5.2 million was reclassified from Noncurrent receivables to Trade and other accounts receivable during 2019. As of December 31, 2019 and December 31, 2018, Noncurrent receivables were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Noncurrent receivables	$41,234	$45,061

12. Contract Assets and Liabilities

Contract assets and Contract liabilities (included in Accrued liabilities) are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Contract assets	$79,070	$57,447
Contract liabilities	5,656	9,025

Contract assets increased $21.6 million during the year ended December 31, 2019. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations for the LEAP contract, in excess of the amounts billed. There were no impairment losses related to our Contract assets during the years ended December 31, 2019 and 2018.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

12. Contract Assets and Liabilities — (continued)

Contract liabilities decreased $3.4 million during the year ended December 31, 2019, primarily due to revenue recognition from satisfied performance obligations exceeding the amounts invoiced to customers for contracts that were in a contract liability position. Revenue recognized for the years ended December 31, 2019 and 2018 that was included in the Contract liability balance at the beginning of the year was $6.0 million and $3.2 million, respectively.

13. Inventories

As of December 31, 2019 and 2018, inventories consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Raw materials	$52,960	$40,489
Work in process	31,744	33,181
Finished goods	10,445	12,234
Total inventories	$95,149	$85,904

14. Property, Plant and Equipment

The table below sets forth the components of property, plant and equipment as of December 31, 2019 and 2018:

(in thousands)	2019	2018	Estimated useful life
Land and land improvements	$14,168	$14,287	25 years for improvements
Buildings	227,875	245,805	15 to 40 years
Right of use assets	16,686	—	10 to 15 years
Machinery and equipment	1,020,348	989,925	5 to 15 years
Furniture and fixtures	8,126	8,091	5 years
Computer and other equipment	18,808	16,473	3 to 10 years
Software	60,995	60,182	5 to 8 years
Capital expenditures in progress	45,588	46,749
Property, plant and equipment, gross	1,412,594	1,381,512
Accumulated depreciation and amortization	(946,132)	(919,457)
Property, plant and equipment, net	$466,462	$462,055

Depreciation expense was $62.1 million in 2019, $68.8 million in 2018, and $61.5 million in 2017. Software amortization is recorded in Selling, general, and administrative expense and was $2.4 million in 2019, $3.2 million in 2018, and $3.6 million in 2017.

Capital expenditures, including purchased software, were $68.0 million in 2019, $82.9 million in 2018, and $87.6 million in 2017. Unamortized software cost was $5.3 million in 2019, $6.9 million and $7.6 million as of December 31, 2018 and 2017, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $19.8 million in 2019, $19.4 million in 2018, and $19.1 million in 2017.

In 2019, the Company acquired CirComp GmbH, which resulted in an increase of $10.6 million to Property, plant and equipment, of which $5.7 million is a finance lease included in the above table as a Right of use asset as of December 31, 2019.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

14. Property, Plant and Equipment — (continued)

The capitalized value of our primary manufacturing facility in Salt Lake City, Utah (SLC lease), which was accounted for as a build-to-suit lease with a failed sale-leaseback, was included in Buildings in the above table during 2018. AEC finalized a modification to the lease during 2018, which included additional manufacturing space, extended the minimum lease period until December 31, 2029 and resulted in an increase of $12.7 million to Property, plant and equipment, net (see discussion of Finance obligation in Note 17). As described in Note 20, effective January 1, 2019, we adopted the provisions of ASC 842, Leases, using the effective date (or modified retrospective) approach for transition, which resulted in the derecognition and reassessment of assets and liabilities related to our SLC lease. We determined that the original leased space met the criteria for recording as a finance lease, and is included as a Right of use asset in the above table. The incremental expansion space added in the modification met the criteria for recording as an Operating lease and is included in Other assets.

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

On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany. The assets acquired include amortizable intangible assets of $10.0 million and goodwill of $17.3 million.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

15. Goodwill and Other Intangible Assets — (continued)

We are continuing to amortize certain patents, trademarks and names, customer contracts, relationships and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2017 to December 31, 2019, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2018	Aquisition	Amortization	Currency Translation	Balance at December 31, 2019
Amortized intangible assets:
AEC trademarks and trade names	6-15	$11	$68	$(6)	$—	$73
AEC technology	10-15	56	5,821	(73)	—	5,804
AEC Intellectual property	15	—	1,250	(7)	—	1,243
AEC customer contracts	6	9,456	—	(2,912)	—	6,544
AEC customer relationships	8-15	39,538	2,834	(3,247)	22	39,147
AEC other intangibles	5	145	—	(64)	—	81
Total amortized intangible assets		$49,206	$9,973	$(6,309)	$22	$52,892
Unamortized intangible assets:
MC Goodwill		$68,652	$—	$—	$(980)	$67,672
AEC Goodwill		95,730	17,343	—	189	113,262
Total amortized intangible assets		$164,382	$17,343	$—	$(791)	$180,934

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2017	Amortization	Currency Translation	Balance at December 31, 2018
Amortized intangible assets:
AEC trademarks and trade names	15	$15	$(4)	$—	$11
AEC technology	15	80	(24)	—	56
AEC customer contracts	6	12,369	(2,913)	—	9,456
AEC customer relationships	15	42,767	(3,229)	—	39,538
AEC other intangibles	5	210	(65)	—	145
Total amortized intangible assets		$55,441	$(6,235)	$—	$49,206
Unamortized intangible assets:
MC Goodwill		$71,066	$—	$(2,414)	$68,652
AEC Goodwill		95,730	—	—	95,730
Total amortized intangible assets		$166,796	$—	$(2,414)	$164,382

As of December 31, 2019, the gross carrying amount and accumulated amortization of amortized intangible assets was $76.7 million and $23.8 million, respectively.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

15. Goodwill and Other Intangible Assets — (continued)

Amortization expense related to intangible assets was reported in the Consolidated Statement of Income as follows: $3.0 million in Cost of goods sold and $3.3 million in Selling, general and administrative expenses in 2019; $2.9 million in Cost of goods sold and $3.3 million in Selling, general and administrative expenses in 2018; and $3.3 million in Cost of goods sold and $3.6 million in Selling, general and administrative expenses in 2017. Estimated amortization expense of intangibles for the years ending December 31, 2020 through 2024, is as follows:

Annual amortization
Year	(in thousands)
2020	$7,141
2021	7,071
2022	4,856
2023	4,135
2024	4,135

16. Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	2019	2018
Salaries and wages	$22,878	$20,821
Contract loss reserve	17,190	20,708
Employee benefits	14,235	12,316
Returns and allowances	11,249	11,343
Accrual for compensated absences	10,445	10,636
Dividends	6,139	5,808
Contract liabilities	5,656	9,025
Lease liability - Operating lease	4,023	—
Lease liability - Financing lease	1,835	—
Postretirement medical benefits – current portion	3,808	3,890
Restructuring costs	1,342	5,534
Professional fees	2,999	2,575
Pension liability – current portion	2,155	2,124
Workers' compensation	1,982	1,794
Utilities	790	974
Interest	517	901
Other	18,642	20,581
Total	$125,885	$129,030

As described in Note 20, the Company adopted ASC 842, Leases effective January 1, 2019, which required the recognition of right of use assets, representing our right to use the underlying asset for the lease term, and lease liabilities, representing our obligation to make lease payments over the lease term, on the balance sheet. The cumulative effect of initially applying the new standard increased accrued liabilities $5.0 million.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

17. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	2019	2018
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.43% in 2019 and 3.69% in 2018 (including the effect of interest rate hedging transactions, as described below), due in 2022	$424,000	$499,000
Finance obligation	—	25,886
Other debt, at an average end of period rate of 5.50% in both 2019 and 2018, due in varying amounts through 2021	29	45
Long-term debt	424,029	524,931
Less: current portion	(20)	(1,224)
Long-term debt, net of current portion	$424,009	$523,707

Principal payments of $424 million are due on long-term debt in 2022. Cash payments of interest amounted to $17.4 million in 2019, $18.8 million in 2018 and $16.0 million in 2017.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $424 million of borrowings were outstanding as of December 31, 2019. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 30, 2019, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2019, we would have been able to borrow an additional $261 million under the Agreement.

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

Due to the implementation of ASC 842, Leases, on January 1, 2019, as further described in Note 20, the finance obligation that had a balance of $25.9 million as of December 31, 2018, was eliminated and replaced with a finance lease obligation that is included in Other noncurrent liabilities and Accrued liabilities.

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

17. Financial Instruments — (continued)

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2019 was 1.74%, during the swap period. On December 16, 2019, the all-in-rate on the $350 million of debt was 3.485%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of December 31, 2019, our leverage ratio was 1.35 to 1.00 and our interest coverage ratio was 14.21 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of December 31, 2019.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

18. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2019, or at December 31, 2018.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2019		December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$16,375	$—	$14,234	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	839	—	731	—
Interest rate swaps	—	—	—	4,548(c)
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(5,518)(b)	—	—

(a)	Original cost basis $0.5 million.
(b)	Net of $15.2 million receivable floating leg and $20.7 million liability fixed leg.
(c)	Net of $32.0 million receivable floating leg and $27.5 million liability fixed leg.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

18. Fair-Value Measurements — (continued)

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

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of December 31, 2019, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled ($0.6) million in 2019, $0.5 million in 2018 and $0.8 million in 2017. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.5 million in 2019, $0.6 million in 2018, and $0.7 million in 2017, and is expected to reduce interest expense by $1.3 million in 2020.

Gains/(losses) related to changes in fair value of derivative instruments not designated as a hedge that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2019	2018	2017
Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$—	$(61)	$(131)

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

19. Other Noncurrent Liabilities

As of December 31, 2019 and 2018, Other Noncurrent Liabilities consisted of the following:

(in thousands)	2019	2018
Postretirement benefits other than pensions	$50,576	$47,237
Pension liabilities	34,638	34,590
Finance leases	22,700	—
Operating leases	14,386	—
Interest rate swap agreements	5,518	—
Incentive and deferred compensation	2,925	3,810
Other	1,282	2,540
Restructuring	700	100
Total	$132,725	$88,277

The increase in Other Noncurrent liabilities in 2019 was in part due to the cumulative effect of adopting ASC 842 (see Note 20) which upon adoption, increased Other Noncurrent liabilities by $28.0 million. For the year ended December 31, 2019 lease liabilities included in Other noncurrent liabilities are comprised of Finance and Operating leases, and account for an increase over December 31, 2018 of $37.1 million.

Our interest rate swap agreements which are accounted for as a hedge of future cash flows and are further described in Note 18, Fair-Value Measurements, are measured at fair value each period. As of December 31, 2019 the fair value was a liability of $5.5 million, which is reflected in Other noncurrent liabilities, and as of December 31, 2018 the fair value was an asset of $4.5 million, which is reflected in Other assets.

20. Leases

Effective January 1, 2019, we adopted the provisions of ASC 842, Leases, using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2019 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2019.

The most significant impact resulting from the adoption of the new standard was the recognition of right of use assets and lease liabilities for operating leases on our balance sheet for our real estate and automobile operating leases, in addition to the derecognition and reassessment of assets and liabilities related to our primary manufacturing facility in Salt Lake City, Utah (SLC lease), which had been accounted for as a build-to-suit lease with a failed sale leaseback. For that lease, transitional guidance required the derecognition of existing assets and liabilities and a reassessment of lease classification. We determined that the lease met the criteria for recording as a finance lease and we determined the January 1, 2019 values of the ROU asset and lease liability on the basis of that reassessment. The change in the SLC lease-related assets and liabilities resulted in a $0.3 million pre-tax reduction to retained earnings at the date of adoption.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

20. Leases — (continued)

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

20. Leases — (continued)

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

Judgment is required in the application of ASC 842, including the determination of whether a contract contains a lease, the appropriate classification, allocation of consideration, and the determination of the discount rate for the lease. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

We are generally the lessee in our lease transactions. For periods ending after December 31, 2018, lessees are required to recognize a lease liability and a right of use asset for leases with terms greater than 12 months, in accordance with the practical expedient that is available for ongoing accounting.

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

We have operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in thousands)	For the year ended December 31, 2019
Finance lease
Amortization of right-of-use asset	$997
Interest on lease liabilities	1,563
Operating lease
Fixed lease cost	5,063
Variable lease cost	35
Short-term lease cost	1,283
Total lease expense	$ 8,941

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

20. Leases — (continued)

Lease expense for the years ended December 31, 2018 and 2017 was $8.4 million and $9.7 million, respectively.

Supplemental cash flow information related to leases was as follows:

(in thousands)	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$ 4,932
Operating cash flows from finance leases	1,563
Financing cash flows from finance leases	1,180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$ 9,250
Finance leases	5,686

The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2019
Operating leases
Right of use assets included in Other assets	$18,223
Lease liabilities included in
Accrued liabilities	$4,023
Other noncurrent liabilities	14,386
Total operating lease liabilities	$ 18,409
Finance leases
Right-of-use assets included in Property, plant and equipment, net	$ 15,689
Lease liabilities included in
Accrued liabilities	$1,835
Other noncurrent liabilities	22,700
Total finance lease liabilities	$24,535

Additional information for leases existing at December 31, 2019 was as follows:

Weighted average remaining lease term
Operating leases	6 years
Finance leases	10 years
Weighted average discount rate
Operating leases	4.9%
Finance leases	6.7%

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

20. Leases — (continued)

Maturities of lease liabilities as of December 31, 2019 were as follows:

(in thousands)	Operating leases	Finance leases
Year ending December 31,
2020	$5,153	$3,347
2021	4,133	3,347
2022	3,096	3,394
2023	2,128	3,560
2024	1,496	3,560
Thereafter	5,332	15,692
Total lease payments	21,338	32,900
Less imputed interest	(2,929)	(8,365)
Total	$ 18,409	$ 24,535

As of December 31, 2018, future rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year, were: 2019, $4.6 million; 2020, $3.2 million; 2021, $2.1 million; 2022, $1.5 million; and 2023 and thereafter, $6.5 million.

The following schedule presents future minimum annual payments under the SLC lease finance obligation, and the present value of the minimum payments as of December 31, 2018:

(in thousands)
Year ending December 31,
2019	$2,451
2020	2,974
2021	2,990
2022	3,054
2023	3,277
Thereafter	18,930
Total minimum payments	33,676
Less imputed interest	(7,790)
Total	$25,886

As of December 31, 2018, the capitalized value associated with the SLC lease was included in Property, plant, and equipment, net at a value of $17.3 million, which included a gross cost of $20.8 million, and Accumulated depreciation of $3.6 million.

21. Commitments and Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,708 claims as of December 31, 2019.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

21. Commitments and Contingencies — (continued)

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2014	4,299	625	147	3,821	$437
2015	3,821	116	86	3,791	164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	$25

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2019 we had resolved, by means of settlement or dismissal, 37,797 claims. The total cost of resolving all claims was $10.3 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of December 31, 2019, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

22. Stock Options and Incentive Plans

We recognized no stock option expense during 2019, 2018, or 2017 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.

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

Activity with respect to these plans is as follows:

	2019	2018	2017
Shares under option January 1	18,940	29,340	62,390
Options canceled	—	—	150
Options exercised	6,990	10,400	32,900
Shares under option at December 31	11,950	18,940	29,340
Options exercisable at December 31	11,950	18,940	29,340

The weighted average exercise price is as follows:

	2019	2018	2017
Shares under option January 1	$17.87	$18.40	$18.28
Options canceled	—	—	20.63
Options exercised	16.06	19.38	18.16
Shares under option December 31	18.93	17.87	18.40
Options exercisable December 31	18.93	17.87	18.40

As of December 31, 2019, the aggregate intrinsic value of vested options was $0.7 million. The aggregate intrinsic value of options exercised was $0.4 million in 2019, $0.5 million in 2018, and $1.1 million in 2017.

Executive Management share-based compensation:

In 2011, shareholders approved the Albany International 2011 Incentive Plan under which awards were granted through 2017. The multi-year awards granted to date under this Plan provide key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards are paid out partly in cash and partly in shares of Class A Common Stock. Participants may elect to receive shares net of applicable income taxes. In March 2019, we issued 25,473 shares and made cash payments totaling $1.0 million. In March 2018, we issued 33,425 shares and made cash payments totaling $1.3 million. In March 2017, we issued 25,899 shares and made cash payments totaling $1.0 million. If a person terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of the award. Expense associated with these awards is recognized over the three year vesting period. In connection with this plan, we recognized an insignificant amount of expense in 2019, $0.8 million in 2018, and $2.6 million in 2017. There are no unvested share-based awards in this Plan that are dependent on performance after 2019. Therefore, we do not expect to record additional compensation expense in future periods.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

22. Stock Options and Incentive Plans — (continued)

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

In 2017, shareholders approved the Albany International 2017 Incentive Plan. This plan provides key members of management with incentive compensation based on achieving certain performance or service measures. Awards can be paid in cash, shares of Class A Common Stock, Options, or other stock-based or incentive compensation awards pursuant to the Plan. Participants may elect to receive shares net of applicable income taxes. The first awards were granted in 2018, under this plan, with a performance period of one year, with cash payments made in March 2019 totaling $1.5 million as a result of performance in 2018. Awards that were granted in 2018 and 2019, with a performance period of three years, have payments scheduled for March 2021 and 2022. If a participant terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of an award. Expense associated with these awards is recognized over the vesting period of the performance period which is generally one to three years.

In connection with the 2017 Incentive Plan, we recognized expense of $4.9 million in 2019 and $3.4 million in 2018. For share-based awards that are dependent on performance after 2019, we expect to record additional compensation expense of approximately $0.4 million in 2020 and $0.2 million in 2021. Shares payable under these plans generally vest immediately prior to payment.

As of December 31, 2019, there were 1,115,472 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2017	189,418	$36.90	$6,989
Forfeitures	—	—
Payments	(75,545)	$36.35
Shares accrued based on 2017 performance	43,532	$48.26

Shares potentially payable at December 31, 2017	157,405	$40.30	$6,343
Forfeitures	—
Payments	(79,762)	$39.90
Shares accrued based on 2018 performance	34,822	$70.59

Shares potentially payable at December 31, 2018	112,465	$49.96	$5,619
Forfeitures	—	—
Payments	(45,689)	$36.74
Shares accrued based on 2019 performance	14,936	$92.12

Shares potentially payable at December 31, 2019	81,712	$65.06	$5,316

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

22. Stock Options and Incentive Plans — (continued)

Other Management share-based compensation:

In 2012, the Company adopted a Phantom Stock plan whereby awards under this program vest over a five-year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $6.3 million in 2019, $4.8 million in 2018, and $4.9 million in 2017. Based on awards outstanding at December 31, 2019, we expect to record approximately $11 million of compensation cost from 2020 to 2023. The weighted average period for recognition of that cost is approximately 2 years.

The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities (000's)
Share units potentially payable at January 1, 2017	261,145

Grants	96,505
Changes due to performance	(11,891)
Payments	(89,190)	$46.64	$4,160
Forfeitures	(20,473)
Share units potentially payable at December 31, 2017	236,096

Grants	65,370
Changes due to performance	14,343
Payments	(75,545)	$62.69	$4,736
Forfeitures	(12,963)
Share units potentially payable at December 31, 2018	227,301

Grants	58,878
Changes due to performance	21,740
Payments	(69,912)	$70.67	$5,528
Forfeitures	(22,935)
Share units potentially payable at December 31, 2019	215,072

In 2018 and 2019, the Company granted restricted stock units to four executives. The amount of compensation expense is subject to change in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The vesting and payments due under these grants will occur in various periods from 2019 to 2022. Expense recognized for these grants was $1.1 million in 2019 and $0.5 million in 2018. Based on awards outstanding at December 31, 2019, we expect to record approximately $1.5 million of compensation cost from 2020 to 2023.

On January 20, 2020, the Board of Directors of the Company appointed A. William Higgins as President and Chief Executive Officer effective January 20, 2020 to succeed Olivier M. Jarrault, who resigned by mutual agreement with the Board on this date. Mr. Jarrault will receive severance payments and accelerated vesting of 50% of his unvested restricted stock units. The Company expects to record a charge of approximately $3.0 million in 2020 related to these termination benefits.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

22. Stock Options and Incentive Plans — (continued)

The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $6.8 million in 2019, $6.3 million in 2018, and $5.9 million in 2017.

The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $3.7 million in 2019, $3.2 million in 2018, and $2.6 million in 2017.

23. Shareholders’ Equity

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

In 2019, a public offering of a portion of the Standish Family shares reduced the number of Class A Common Stock reserved for the conversion of Class B shares, by 1.6 million. At December 31, 2019, 1.6 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.

In August 2006, we announced that the Board of Directors authorized management to purchase up to 2 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2017, 2018, and 2019 is presented below:

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

23. Shareholders’ Equity — (continued)

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2017	37,319	$37	3,234	$3	$425,953	$522,855	$(184,189)	8,443	$(257,136)	$3,767	$511,290
Net income	—	—	—	—	—	33,111	—	—	—	(526)	32,585
Compensation and benefits paid or payable in shares	44	—	—	—	1,564	—	—	—	—	—	1,564
Options exercised	33	—	—	—	597	—	—	—	—	—	597
Shares issued to Directors'	—	—	—	—	309	—	—	(12)	260	—	569
Dividends declared
Class A Common Stock, $0.68 per share	—	—	—	—	—	(19,685)	—	—	—	—	(19,685)
Class B Common Stock, $0.68 per share	—	—	—	—	—	(2,199)	—	—	—	—	(2,199)
Cumulative translation adjustments	—	—	—	—	—	—	45,980	—	—	6	45,986
Pension and postretirement liability adjustments	—	—	—	—	—	—	1,183	—	—	—	1,183
Derivative valuation adjustment.	—	—	—	—	—	—	1,125	—	—	—	1,125
December 31, 2017	37,396	$37	3,234	$3	$428,423	$534,082	$(135,901)	8,431	$(256,876)	$3,247	$573,015
Net income	—	—	—	—	—	82,891	—	—	—	128	83,019
Adoption of accounting standards (a),(b)	—	—	—	—	—	(5,068)	—	—	—	(327)	(5,395)
Compensation and benefits paid or payable in shares	44	—	—	—	1,437	—	—	—	—	—	1,437
Options exercised	10	—	—	—	201	—	—	—	—	—	201
Shares issued to Directors'	—	—	—	—	494	—	—	(12)	273	—	767
Dividends declared
Class A Common Stock, $0.69 per share	—	—	—	—	—	(20,029)	—	—	—	—	(20,029)
Class B Common Stock, $0.69 per share	—	—	—	—	—	(2,231)	—	—	—	—	(2,231)
Cumulative translation adjustments	—	—	—	—	—	—	(28,658)	—	—	(17)	(28,675)
Pension and postretirement liability adjustments	—	—	—	—	—	—	3,427	—	—	—	3,427
Derivative valuation adjustment.	—	—	—	—	—	—	2,744	—	—	—	2,744
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Net income	—	—	—	—	—	132,398	—	—	—	985	133,383
Adoption of accounting standards (c)	—	—	—	—	—	35	—	—	—	—	35
Compensation and benefits paid or payable in shares	26	—	—	—	1,311	—	—	—	—	—	1,311
Options exercised	7	—	—	—	112	—	—	—	—	—	112
Shares issued to Directors'	—	—	—	—	540	—	—	(10)	212	—	752
Dividends declared
Class A Common Stock, $0.73 per share	—	—	—	—	—	(21,818)	—	—	—	—	(21,818)
Class B Common Stock, $0.73 per share	—	—	—	—	—	(1,763)	—	—	—	—	(1,763)
Conversion of Class B shares to Class A shares (d)	1,616	2	(1,616)	(1)	—	(1)	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(6,876)	—	—	(10)	(6,886)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(2,885)	—	—	—	(2,885)
Derivative valuation adjustment.	—	—	—	—	—	—	(7,832)	—	—	—	(7,832)
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689

(a)	As described in Note 2, the Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

23. Shareholders’ Equity — (continued)

(b)	The Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 million increase to Retained earnings.
(c)	As described in Note 20, the Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.
(d)

In the second quarter of 2019, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offering, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC.

24. Business Acquisition

On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for $32.4 million. The Company also agreed to pay approximately $5.5 million that will become due, as certain post-closing obligations are performed. Expense related to that agreement will be recognized over the five-year performance period. The Company funded the acquisition using a combination of cash on hand and funds drawn on its revolving credit facility (see Note 17). The Company has also agreed to purchase the primary operating facility in Germany for approximately $5.6 million. The purchase of the facility is expected to occur in 2020.

The seller provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified, before closing. The acquired entity is part of the AEC segment. CirComp specializes in designing and manufacturing customized engineered composite components for aerospace and other demanding industrial applications.

The following table summarizes the provisional allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)	November 20, 2019
Assets acquired
Cash	$1,607
Accounts receivable	986
Contract assets	2,269
Inventories	525
Prepaid expenses and other current assets	452
Right of use assets	5,686
Property, plant and equipment	4,884
Amortizable intangible assets (see Note 15)	9,973
Goodwill	17,343
Total assets acquired	$43,725

Liabilities assumed
Accounts payable	$65
Accrued liabilities	2,249
Lease liabilities	502
Deferred income taxes	3,325
Other noncurrent liabilities	5,184
Total liabilities assumed	$11,325

Net assets acquired	$32,400
Purchase of business, net of cash acquired	$30,793

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

24. Business Acquisition — (continued)

As a result of the acquisition occurring late in the year, the Company is continuing to perform procedures to verify the value of assets and liabilities acquired, particularly Contract assets, amortizable intangible assets and deferred income taxes. Accordingly, adjustments to the values in the above table may be required in future periods. Acquired Goodwill of $17.3 million reflects the Company’s belief that the acquisition complements and expands Albany’s portfolio of proprietary, advanced manufacturing technologies for composite components, increases the Company’s position as a leading innovator in advanced materials processing and automation, and opens a geographic footprint in Europe to better serve our global customer base. The acquisition significantly increases the Company’s opportunities for future growth. The goodwill is non-deductible for tax purposes.

The following table presents operational results of the acquired entity that are included in the Consolidated Statements of Income (unaudited):

(in thousands, except per share amounts)	November 20 to December 31, 2019
Net sales	$485
Operating loss	(162)
Loss before income taxes	(199)
Net loss attributable to the Company	(324)

Loss per share:
Basic	$(0.01)
Diluted	$(0.01)

Results in the above table include $0.1 million of expenses related to the $5.5 million of deferred payments noted above. In addition to the amounts reported in the above table, the Company incurred approximately $0.5 million of expenses, principally professional fees, related to the acquisition. The Consolidated Statements of Income reflect operational activity of the acquired business for only the period subsequent to the closing, which has an effect, however insignificant, on the comparability of results.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

25. Quarterly Financial Data (unaudited)

Presented below is certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the quarters in the years ended December 31, 2019, 2018, and 2017. The information has been prepared on substantially the same basis as the audited consolidated financial statements contained in this report. Fourth quarter results presented below may vary from our quarterly earnings report in order to agree to the full year totals. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(in millions, except per share amounts)	1st	2nd	3rd	4th	Total
2019
Net sales	$251.4	$273.9	$271.1	$257.7	$1,054.1
Gross profit	91.8	105.2	104.1	96.6	397.7
Net income attributable to the Company	29.2	34.1	40.0	29.1	132.4
Basic earnings per share	0.90	1.05	1.24	0.91	4.10
Diluted earnings per share	0.90	1.05	1.24	0.91	4.10
Cash dividends per share	0.18	0.18	0.18	0.19	0.73
Class A Common Stock prices:
High	78.45	82.91	91.51	90.30
Low	60.82	69.29	78.41	75.92
2018
Net sales	$223.6	$255.4	$251.9	$251.6	$982.5
Gross profit	77.7	91.7	92.4	87.9	349.7
Net income attributable to the Company	7.7	29.9	27.7	17.6	82.9
Basic earnings per share	0.24	0.93	0.86	0.54	2.57
Diluted earnings per share	0.24	0.93	0.86	0.54	2.57
Cash dividends per share	0.17	0.17	0.17	0.18	0.69
Class A Common Stock prices:
High	67.30	65.45	81.40	78.31
Low	60.05	58.35	60.70	58.41
2017
Net sales	$199.3	$215.6	$222.1	$226.7	$863.7
Gross profit	76.0	63.2	79.6	77.5	296.3
Net income attributable to the Company	10.8	1.1	15.3	5.9	33.1
Basic earnings per share	0.34	0.03	0.47	0.19	1.03
Diluted earnings per share	0.34	0.03	0.47	0.19	1.03
Cash dividends per share	0.17	0.17	0.17	0.17	0.68
Class A Common Stock prices:
High	49.05	53.40	57.60	65.25
Low	43.90	43.90	50.25	56.45

In 2019, restructuring charges (decreased)/increased earnings per share by ($0.01) in the first quarter, ($0.02) in the second quarter, $0.01 in the third quarter, and ($0.04) in the fourth quarter. The charges were primarily related to the closure of the MC Facility in Sélestat, France.

In 2019, discrete income tax adjustments, increased/(decreased) earnings per share by $0.10 in the first quarter, ($0.03) in the second quarter, $0.02 in the third quarter, and $0.06 in the fourth quarter.

In 2018, restructuring charges reduced earnings per share by $0.18 in the first quarter, $0.06 in the second quarter, $0.06 in the third quarter, and $0.04 in the fourth quarter. The charges are primarily related to the closure of the MC Facility in Sélestat, France and discontinuation of certain manufacturing processes in Salt Lake City.

Index

ALBANY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements

25. Quarterly Financial Data (unaudited) — (continued)

In 2018, discrete income tax adjustments, increased/(decreased) earnings per share by $0.01 in the first quarter, $0.12 in the second quarter, $0.00 in the third quarter, and ($0.01) in the fourth quarter.

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

In 2017, we recorded a write-off of inventory in a discontinued product line in the third quarter. The write-off (decreased)/increased earnings per share by ($0.06) in the third quarter and $0.01 in the fourth quarter.

The Company’s Class A Common Stock is traded principally on the New York Stock Exchange. As of December 31, 2019, there were over 20,000 beneficial owners of the Company’s common stock, including employees owning shares through the Company’s 401(k) defined contribution plan.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2019. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Index

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

During 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany. Management has excluded from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, CirComp GmbH’s internal control over financial reporting associated with total assets of $41.1 million and total revenues of $0.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2019. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.

Remediation of Prior Material Weaknesses

As disclosed in Form 10-K for the year ended December 31, 2018, we identified the following material weaknesses in our internal controls: The Company did not conduct an effective risk assessment process over the design and implementation of the systems development plan affecting the financial reporting process and process level controls impacted by the adoption of ASC 606, Revenue from contracts with customers, for certain revenue transactions in the Company’s Machine Clothing business that are recognized at a point-in-time. In addition, the Company did not have effective reconciliation controls over the unbilled accounts receivable and inventory accounts related to those point-in-time transactions.

When the material weaknesses were identified, management immediately commenced actions to remediate the material weaknesses. To accomplish this the Company initiated comprehensive remediation efforts to ensure that the deficiencies that contributed to the material weakness were remediated such that these controls would operate effectively. These efforts included improving our risk assessment process related to pre-production and post-implementation testing and documentation of conclusions for significant systems development changes affecting financial reporting and internal controls; and, revising our financial reporting processes and related reconciliation controls over the unbilled accounts receivable and inventory accounts related to those point-in-time transactions.

Index

As part of our assessment of internal control over financial reporting as of December 31, 2019, management tested and evaluated whether these controls were designed and operating effectively for a sufficient period of time. Based on this assessment, management concluded that the material weaknesses were remediated.

Changes in Internal Control over Financial Reporting

Other than the efforts described above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ A. William Higgins	/s/ Stephen M. Nolan	/s/ David M. Pawlick
A. William Higgins	Stephen M. Nolan	David M. Pawlick
President and	Chief Financial Officer	Vice President and
Chief Executive Officer	and Treasurer	Controller
and Director	(Principal Financial Officer)	(Principal Accounting Officer)
(Principal Executive Officer)

Item 9B.  OTHER INFORMATION

None.

Index

PART III

The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2020 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a)

Directors. The information set out in the section captioned “Election of Directors”, will be filed within the Proxy Statement. On January 20, 2020 Erland E. Kailbourne, will return to his role as Chairman of the Board, succeeding A. William Higgins. The Company also reduced the size of the Board from ten to nine members and the size of the audit committee from five to four members. Mr. Higgins has resigned from the audit committee and will not serve on any Board committees.

b)

Executive Officers. On January 20, 2020, the Board of Directors of the Company appointed A. William Higgins as President and Chief Executive Officer effective January 20, 2020 to succeed Olivier M. Jarrault, who resigned by mutual agreement with the Board on this date. See Note 22, of the Consolidated Financial Statements in Item 8 for details regarding separation agreement terms. Additional information about the officers of the Company is set forth in Item 1.

c)	Significant Employees. Same as Executive Officers.
d)

Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer. The information set out in the section captioned “Certain Business Relationships and Related Person Transactions”, will be filed within in the Proxy Statement.

e)

Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement.

f)

Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. The information set out in the section captioned “Election of Directors”, will be filed within the Proxy Statement.

g)	Certain promoters and control persons. None.
h)	Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance”, will be filed within the Proxy Statement.
i)

Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, directors, and officers, including the Chief Executive Officer, Chief Financial Officer and Vice President- Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com), within the investor materials section. A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., 216 Airport Drive, Rochester, New Hampshire 03867. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is set forth in the sections of the Company’s 2020 Proxy Statement captioned “Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Index

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,950(1)	$18.93	1,115,472(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—	—	—
Total	11,950(1)	$18.93	1,115,472(2),(3),(4),(5)

(1)

Does not include 20,579, 31,222, and 18,771 shares that may be issued pursuant to 2017, 2018 and 2019, respectively, performance incentive awards granted to certain executive officers pursuant to the 2011 Incentive Plan and the 2017 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.

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

(3)

115,472 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 1,615,472. No new shares have been awarded under this plan during 2018 or 2019.

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

Index

(5)

The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $160,000, $90,000 of which is required to be paid in shares of Class A Common Stock, the exact number of shares to be paid for any year being determined on the basis of the per share closing price of such stock on the day of the Annual Meeting at which the election of the directors for such year occurs, as shown in the composite index published for such day in the Wall Street Journal, rounded down to the nearest whole share. Directors are expected to hold shares with a value of $480,000 or three times the value of the annual retainer. Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. A director and related persons, who owns shares of Common Stock with a value of at least $480,000 may elect to receive, in cash, all or any portion of the retainer otherwise payable in shares of Common Stock.

Item 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in the section captioned “Election of Directors” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the section captioned “Independent Auditors” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

Index

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		6/02/15
3 (b)	Bylaws of Company		8-K		2/23/11
4 (a)	Article IV of Certificate of Incorporation of Company		8-K		6/02/15
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		9/30/87
Credit Agreement
10(k)(xix)

$685 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of November 7, 2017

			8-K		11/07/17

Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	8/09/11
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		5/13/08
10(l)(x)	Form of Restricted Stock Unit Award for units granted on March 2, 2018		8-K		3/06/18
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		9/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	5/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019	X	10-K	12/31/19	2/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement	X	10-K	12/31/19	2/28/20
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		1/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
10(m)(ix)	2011 Incentive Plan		8-K		6/01/11
10(m)(xvii)	Form of 2011 Annual Performance Bonus Agreement		8-K		3/29/11
10(m)(xviii)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		3/29/11
Executive Compensation
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		1/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		1/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		3/29/17
10(n)(iii)	Form of Incentive Award, dated April 1, 2019, between the Company and Stephen M. Nolan		10-Q	3/31/19	5/01/19
10(n)(iv)	Form of Sign on Bonus Agreement, dated November 4,2019, between the Company and Greg Harwell	X	10-K	12/31/19	2/28/20
10(n)(v)	Form of Retention Bonus Agreement, dated January 21, 2020, between the Company and Stephen M. Nolan		8-K		1/23/20
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		3/28/18
10(p)	Code of Ethics		10-K	12/31/03	3/11/04

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		1/13/05
10(t)	Form of Indemnification Agreement		8-K		4/12/06
10(u)	Employment agreement, dated March 2, 2018, between the Company and Olivier M. Jarrault		10-Q	3/31/18	5/08/18
10(u)	First Amendment, dated July 9, 2018, to amend the employment agreement between the Company and Olivier M. Jarrault		10-Q	6/30/18	8/07/18
10(u)(ii)	Second Amendment, dated March 15, 2019, to amend employment the agreement between the Company and Olivier M. Jarrault		10-Q	3/31/19	5/01/19
10(u)(iii)	Third Amendment, dated November 8, 2019, to amend employment the agreement between the Company and Olivier M. Jarrault	X	10-K	12/31/19	2/28/20
10(u)(iv)	Executive separation agreement, dated December 12, 2019, between the Company and Charles J. Silva, Jr.	X	10-K	12/31/19	2/28/20
10(u)(v)	Executive separation agreement, dated March 29, 2019, between the Company and John Cozzolino	X	10-K	12/31/19	2/28/20
10(u)(vi)	Executive separation agreement, dated January 20, 2020, between the Company and Olivier M. Jarrault	X	10-K	12/31/19	2/28/20
10(u)(vii)	Employment agreement, dated January 21, 2020, between the Company and A. William Higgins	X	10-K	12/31/19	2/28/20
1.1

Underwriting Agreement, dated May 30, 2019 by and among Albany International Corp., J.P Morgan Securities LLC and BofA Securities Inc., as representatives of the several underwriters named in the agreement.

			8-K		6/04/19
10.1	Fee side letter agreement between Albany International Corp. and Standish Family Holdings, LLC and J.S. Standish Company, dated May 28, 2019		8-K		5/28/19
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	2/26/14
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X	10-K	12/31/19	2/28/20
21	Subsidiaries of Company	X	10-K	12/31/19	2/28/20
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/19	2/28/20
24	Powers of Attorney	X	10-K	12/31/19	2/28/20
31(a)	Certification of A. William Higgins required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/19	2/28/20
31(b)	Certification of Stephen M. Nolan required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/19	2/28/20
32(a)	Certification of A. William Higgins and Stephen M. Nolan required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/19	2/28/20

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017	X	10-K	12/31/19	2/28/20
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	X	10-K	12/31/19	2/28/20
101(iii)	Consolidated Balance Sheets as of December 31, 2019 and 2018	X	10-K	12/31/19	2/28/20
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	X	10-K	12/31/19	2/28/20
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/19	2/28/20
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*

As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Securities Exchange Act or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2020.

ALBANY INTERNATIONAL CORP.

By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 28, 2020
A. William Higgins	(Principal Executive Officer)

/s/ Stephen M. Nolan	Chief Financial Officer and Treasurer	February 28, 2020
Stephen M. Nolan	(Principal Financial Officer)

*	Vice President–Controller	February 28, 2020
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 28, 2020
Erland E. Kailbourne

*	Director	February 28, 2020
John F. Cassidy, Jr.

*	Director	February 28, 2020
Katharine Plourde

*	Director	February 28, 2020
Mark J. Murphy

*	Director	February 28, 2020
John R. Scannell

*	Director	February 28, 2020
Christine L. Standish

*	Director	February 28, 2020
Kenneth W. Krueger

*	Director	February 28, 2020
Lee C. Wortham

*By /s/ Stephen M. Nolan
Stephen M. Nolan
Attorney-in-fact

Index

SCHEDULE II

ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2019	$7,337	$309	$(5,927)	$1,719
2018	7,919	579	(1,161)	7,337
2017	6,952	1,388	(421)	7,919
Allowance for sales returns
Year ended December 31:
2019	$11,343	$7,278	$(7,372)	$11,249
2018	11,370	8,372	(8,399)	11,343
2017	13,714	8,909	(11,253)	11,370
Valuation allowance deferred tax assets
Year ended December 31:
2019	$8,389	$859	$(146)	$9,102
2018	16,057	(4,882)	(2,786)	8,389
2017	22,821	(3,552)	(3,212)	16,057

(A)	Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

Index

CORPORATE INFORMATION

Investor Relations

The Company's Investor Relations Department may be contacted at:

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

Notice of Annual Meeting

The Annual Meeting of the Company’s shareholders will be held on Thursday, May 14, 2020 at 9:00 a.m. at Loews Boston Hotel, 154 Berkeley Street, Boston MA 02116.

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

Index

Trademarks and Trade Names

INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, SEAMPLANE, Seam KMX, SPRING, VENTABELT EVM, VENTABELT XTS, VENTABELT XTR, TRANSBELT GX, TRANSBELT GXM, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT, PROVANTAGE, PROVANTAGE LC, PACKLINE, PROLUX, KRAFTEX, FIBRETEX, ULTRA XT, DYNATEX, Aeroclean, SpiralRun, X-COR, K-COR, and NOVALACE are all trade names of Albany International Corp.

Directors and Officers

Directors
Erland E. Kailbourne, Chairman[1,3]	A. William Higgins
Retired – Chairman and Chief Executive Officer,	President and Chief Executive Officer
Fleet National Bank (New York Region)

John F. Cassidy, Jr.[2,3]	Christine L. Standish[3]
Retired – Senior Vice President,	Director and Executive Officer, J.S. Standish Company
Science and Technology, United Technologies Corp.

Katharine L. Plourde[1,3]	Kenneth Krueger[1]
Retired – Principal and Analyst,	Chairman of the Board, Manitowoc Company Inc.
Donaldson, Lufkin & Jenrette, Inc.

Mark J. Murphy[1]	John R. Scannell[2]
Chief Financial Officer, Qorvo, Inc.	Chairman and Chief Executive Officer, Moog Inc.

Lee C. Wortham[2]
Partner and COO, Barrantys LLC
[1] Member, Audit Committee [2] Member, Compensation Committee [3] Member, Governance Committee

Officers
A. William Higgins	Stephen M. Nolan
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Daniel A. Halftermeyer	Greg Harwell
President – Machine Clothing	President – Engineered Composites

Alice McCarvill	Robert A. Hansen
Executive Vice President Human Resources	Senior Vice President and Chief Technology Officer
and Chief Human Resources Officer

David M. Pawlick
Vice President – Controller