Form 10-Q
period 2020-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2020-04-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-0462060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
216 Airport Drive, Rochester, New Hampshire	03867
(Address of principal executive offices)	(Zip Code)

603-330-5850

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	AIN	The New York Stock Exchange (NYSE)
Class B Common Stock, $0.001 par value per share	AIN	The New York Stock Exchange (NYSE)

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

The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of April 16, 2020.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$235,764	$251,373
Cost of goods sold	146,292	159,602

Gross profit	89,472	91,771
Selling, general, and administrative expenses	40,106	40,945
Technical and research expenses	9,130	10,249
Restructuring expenses, net	642	484

Operating income	39,594	40,093
Interest expense, net	3,977	4,417
Other expense/(income), net	15,569	(1,208)

Income before income taxes	20,048	36,884
Income tax expense	12,454	7,476

Net income	7,594	29,408
Net (loss)/income attributable to the noncontrolling interest	(1,515)	218
Net income attributable to the Company	$9,109	$29,190

Earnings per share attributable to Company shareholders - Basic	$0.28	$0.90

Earnings per share attributable to Company shareholders - Diluted	$0.28	$0.90

Shares of the Company used in computing earnings per share:
Basic	32,312	32,272

Diluted	32,320	32,285

Dividends declared per share, Class A and Class B	$0.19	$0.18

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$7,594	$29,408

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(24,955)	(2,152)
Amortization of pension liability adjustments:
Prior service credit	(1,114)	(1,105)
Net actuarial loss	1,244	1,121
Payments and amortization related to interest rate swaps included in earnings	407	(452)
Derivative valuation adjustment	(10,764)	(3,377)

Income taxes related to items of other comprehensive income/(loss):
Amortization of pension liability adjustment	(32)	(5)
Payments and amortization related to interest rate swaps included in earnings	(104)	115
Derivative valuation adjustment	2,753	863
Comprehensive income	(24,971)	24,416
Comprehensive income/(loss) attributable to the noncontrolling interest	(1,406)	210
Comprehensive income/(loss) attributable to the Company	$(23,565)	$24,206

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$222,680	$195,540
Accounts receivable, net	211,081	218,271
Contract assets, net	84,578	79,070
Inventories	109,426	95,149
Income taxes prepaid and receivable	5,922	6,162
Prepaid expenses and other current assets	25,827	24,142
Total current assets	$659,514	$618,334

Property, plant and equipment, net	446,890	466,462
Intangibles, net	51,323	52,892
Goodwill	179,366	180,934
Deferred income taxes	48,260	51,621
Noncurrent receivables, net	38,929	41,234
Other assets	59,349	62,891
Total assets	$1,483,631	$1,474,368

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$58,874	$65,203
Accrued liabilities	110,071	125,885
Current maturities of long-term debt	20	20
Income taxes payable	6,656	11,611
Total current liabilities	175,621	202,719

Long-term debt	491,002	424,009
Other noncurrent liabilities	134,918	132,725
Deferred taxes and other liabilities	12,529	12,226
Total liabilities	814,070	771,679

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	-	-
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 39,111,722 issued in 2020 and 39,098,792 in 2019	39	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2020 and 2019	2	2
Additional paid in capital	431,836	432,518
Retained earnings	700,021	698,496
Accumulated items of other comprehensive income:
Translation adjustments	(148,599)	(122,852)
Pension and postretirement liability adjustments	(49,104)	(49,994)
Derivative valuation adjustment	(10,843)	(3,135)
Treasury stock (Class A), at cost; 8,408,770 shares in 2020 and 2019	(256,391)	(256,391)
Total Company shareholders' equity	666,961	698,683
Noncontrolling interest	2,600	4,006
Total equity	669,561	702,689
Total liabilities and shareholders' equity	$1,483,631	$1,474,368

The accompanying notes are an integral part of the consolidated financial statements

Index

ALBANY INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$7,594	$29,408
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation	15,506	15,642
Amortization	2,564	2,314
Change in deferred taxes and other liabilities	5,817	(1,065)
Provision for write-off of property, plant and equipment	197	386
Non-cash interest expense	151	151
Compensation and benefits paid or payable in Class A Common Stock	(682)	(547)
Fair value adjustment on foreign currency option	64	-
Provision for credit losses from uncollected receivables and contract assets	1,655	585
Foreign currency remeasurement loss/(gain) on intercompany loans	15,387	(1,707)

Changes in operating assets and liabilities that (used)/provided cash:
Accounts receivable	(3,394)	(12,209)
Contract assets	(8,840)	(481)
Inventories	(19,750)	(16,662)
Prepaid expenses and other current assets	(2,156)	(2,804)
Income taxes prepaid and receivable	(237)	674
Accounts payable	(1,046)	21,750
Accrued liabilities	(15,072)	(11,095)
Income taxes payable	(3,571)	1,506
Noncurrent receivables	(231)	(294)
Other noncurrent liabilities	(60)	(1,679)
Other, net	(534)	693
Net cash (used in)/provided by operating activities	(6,638)	24,566

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,759)	(20,798)
Purchased software	(46)	(22)
Net cash used in investing activities	(12,805)	(20,820)

FINANCING ACTIVITIES
Proceeds from borrowings	70,000	20,000
Principal payments on debt	(3,006)	(28,004)
Principal payments on finance lease liabilities	(6,134)	(400)
Taxes paid in lieu of share issuance	(490)	(971)
Proceeds from options exercised	-	44
Dividends paid	(6,139)	(5,808)
Net cash provided by/(used in) financing activities	54,231	(15,139)

Effect of exchange rate changes on cash and cash equivalents	(7,648)	1,023

Increase/(decrease) in cash and cash equivalents	27,140	(10,370)
Cash and cash equivalents at beginning of period	195,540	197,755
Cash and cash equivalents at end of period	$222,680	$187,385

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Albany International Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Effective January 1, 2020, we adopted the provisions of ASC 326, Current Expected Credit Losses (CECL), using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2020 were not restated. The pre-tax cumulative effect of initially applying the new standard was an increase in credit loss reserves of $1.8 million, primarily for Accounts receivable and Contract assets. Including tax effects, Retained earnings was reduced by $1.4 million as a result of transitioning to the new standard. The effect of the application of CECL during the first quarter of 2020 is further described in Notes 11 and 12.

2. Reportable Segments

In accordance with applicable disclosure guidance for enterprise segments and related information, the internal organization that is used by management for making operating decisions and assessing performance is used as the basis for our reportable segments.

The Machine Clothing (“MC”) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, nonwovens, fiber cement and several other industrial applications. We sell our MC products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for MC are substantially the same in each region of the world in which we operate.

We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue and towel) for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.

The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. In the fourth quarter of 2019, Safran leased manufacturing space from AEC for the GE9X program. Rent paid by Safran under this lease amounted to $0.2 million for the first three months of 2020. AEC net sales to Safran were $38.0 million and $56.0 million in the first three months of 2020 and 2019, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $112.1 million and $114.5 million as of March 31, 2020 and December 31, 2019, respectively. Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2019, approximately 25 percent of AEC sales were related to U.S. government contracts or programs.

Index

The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2020	2019
Net sales
Machine Clothing	$136,602	$144,334
Albany Engineered Composites	99,162	107,039
Consolidated total	$235,764	$251,373
Operating income/(loss)
Machine Clothing	$47,175	$44,243
Albany Engineered Composites	7,623	9,522
Corporate expenses	(15,204)	(13,672)
Operating income	$39,594	$40,093
Reconciling items:
Interest income	(447)	(599)
Interest expense	4,424	5,016
Other expense/(income), net	15,569	(1,208)
Income before income taxes	$20,048	$36,884

The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended March 31,
(in thousands)	2020	2019
Machine Clothing	$642	$401
Albany Engineered Composites	-	83
Total	$642	$484

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts during the first three months increased AEC operating income by $0.9 million and $0.6 million in 2020 and 2019, respectively.

Index

We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.

The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended March 31, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$135,754	$848	$136,602

Albany Engineered Composites
ASC	-	37,894	37,894
Other AEC	6,320	54,948	61,268
Total Albany Engineered Composites	6,320	92,842	99,162

Total revenue	$142,074	$93,690	$235,764

	Three months ended March 31, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$143,534	$800	$144,334

Albany Engineered Composites
ASC	-	55,442	55,442
Other AEC	6,245	45,352	51,597
Total Albany Engineered Composites	6,245	100,794	107,039

Total revenue	$149,779	$101,594	$251,373

Index

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2020	2019

Americas PMC	$73,677	$75,341
Eurasia PMC	45,131	51,438
Engineered Fabrics	17,794	17,555
Total Machine Clothing Net sales	$136,602	$144,334

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $82 million and $90 million as of March 31, 2020 and 2019, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2020, we expect to recognize as revenue approximately $48 million during 2020 and the remainder during 2021.

3. Business Acquisition

On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for $32.4 million. The Company also agreed to pay approximately $5.5 million that will become due as certain post-closing obligations are performed. Expense related to that agreement will be recognized over the five-year performance period. The Company funded the acquisition using a combination of cash on hand and funds drawn on its revolving credit facility. In March 2020, the Company purchased, in cash, the primary operating facility in Germany for $5.8 million, which resulted in the recording of land and building assets, and the removal of the Right of use assets and associated lease liabilities included in the acquisition-date balance sheet

The seller provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified, before closing. The acquired entity is part of the AEC segment. CirComp specializes in designing and manufacturing customized engineered composite components for aerospace and other demanding industrial applications.

Index

The following table summarizes the provisional allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)	November 20, 2019
Assets acquired
Cash	$1,607
Accounts receivable	986
Contract assets	2,269
Inventories	525
Prepaid expenses and other current assets	452
Right of use assets	5,686
Property, plant and equipment	4,884
Amortizable intangible assets	10,302
Goodwill	17,114
Total assets acquired	$43,825

Liabilities assumed
Accounts payable	$65
Accrued liabilities	2,249
Lease liabilities	502
Deferred income taxes	3,425
Other noncurrent liabilities	5,184
Total liabilities assumed	$11,425

Net assets acquired	$32,400
Purchase of business, net of cash acquired	$30,793

The Company is continuing to perform procedures to verify the value of assets and liabilities acquired, particularly Contract assets and, accordingly, adjustments to the values in the above table may be required in future periods. In the course of performing its ongoing opening balance sheet procedures during the first quarter of 2020, management identified adjustments to the provisional value of assets and liabilities acquired reported in the Form 10-K for the year ended December 31, 2019, which resulted in an increase to Amortizable intangible assets of $0.3 million, an increase to Deferred income tax liabilities of $0.1 million, and a reduction to Goodwill of $0.2 million.

Acquired Goodwill of $17.1 million reflects the Company’s belief that the acquisition complements and expands Albany’s portfolio of proprietary, advanced manufacturing technologies for composite components, increases the Company’s position as a leading innovator in advanced materials processing and automation, and opens a geographic footprint in Europe to better serve our global customer base. The acquisition significantly increases the Company’s opportunities for future growth. The goodwill is non-deductible for tax purposes.

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

Index

The composition of the net periodic benefit cost for the three months ended March 31, 2020 and 2019, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$580	$632	$50	$47
Interest cost	1,550	1,794	428	528
Expected return on assets	(1,723)	(2,057)	-	-
Amortization of prior service cost/(credit)	8	17	(1,122)	(1,122)
Amortization of net actuarial loss	596	564	648	557
Net periodic benefit cost	$1,011	$950	$4	$10

The amount of net periodic pension cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first three months of 2020 or 2019.

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

5. Restructuring

Machine Clothing restructuring charges include expenses for the first three months of 2020 and 2019 principally related to discontinued operations at its MC production facility in Sélestat, France announced in 2017. Since 2017, we have recorded $13.1 million of restructuring charges related to this action.

The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended March 31,
(in thousands)	2020	2019
Machine Clothing	$642	$401
Albany Engineered Composites	-	83
Corporate expenses	-	-
Total	$642	$484

Index

Three Months ended March 31, 2020	Total restructuring costs incurred	Termination and other costs
(in thousands)
Machine Clothing	$642	$642
Albany Engineered Composites	-	-
Corporate expenses	-	-
Total	$642	$642

Three Months ended March 31, 2019	Total restructuring costs incurred	Termination and other costs
(in thousands)
Machine Clothing	$401	$401
Albany Engineered Composites	83	83
Corporate expenses	-	-
Total	$484	$484

We expect that approximately $1.5 million of Accrued liabilities for restructuring at March 31, 2020 will be paid within one year and approximately $0.4 million will be paid the following year. The table below presents the year-to-date changes in restructuring liabilities for 2020 and 2019, all of which are related to termination costs:

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2019	charges accrued	Payments	translation /other	2020

Total termination and other costs	$2,042	$642	$(731)	$(92)	$1,861

	December 31,	Restructuring		Currency	March 31,
(in thousands)	2018	charges accrued	Payments	translation /other	2019

Total termination and other costs	$5,570	$484	$(876)	$23	$5,201

Index

6. Other (Income)/Expense, net

The components of Other (Income)/Expense, net are:

	Three months ended March 31, 2020
(in thousands)	2020	2019
Currency transaction (gains)/losses	$14,834	$(2,038)
Bank fees and amortization of debt issuance costs	75	109
Components of net periodic pension and postretirement cost other than service	385	281
Other	275	440
Total	$15,569	$(1,208)

Other (income)/expense, net for the first three months of 2020 includes losses related to the revaluation of nonfunctional-currency balances of $14.8 million, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary combined with the effects of a much weaker peso in 2020. As a result of changes in business conditions that occurred in the first quarter of 2020, loan repayments are not expected in the foreseeable future and, beginning April 1, 2020, revaluation effects will be recorded in Other comprehensive income. Other (income)/expense, net, for the first three months of 2019 included gains related to the revaluation of nonfunctional-currency balances of $2.0 million.

7. Income Taxes

The following table presents components of income tax expense for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(in thousands, except percentages)	2020	2019
Income tax based on income from continuing operations, at estimated tax rates of 36.5% and 29.4%, respectively	$7,309	$10,847

Income tax before discrete items	7,309	10,847

Discrete tax expense:

Exercise of U.S. stock options	-	(50)
Adjustments to prior period tax liabilities	(112)	194
Provision for/resolution of tax audits and contingencies, net	(244)	(2,232)
Out-of-period adjustments to deferred tax assets	1,830	(1,346)
Tax effect of non-deductible foreign exchange loss on intercompany loan	3,668	-
Other	3	63
Total income tax expense	$12,454	$7,476

The first-quarter estimated annual effective tax rate on continuing operations was 36.5 percent in 2020, compared to 29.4 percent for the same period in 2019.

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.

The Company’s tax rate is affected by recurring items such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions, including changes in losses and income from excluded loss jurisdictions, and the impact of discrete items in the respective quarter. The unusually higher estimated Q1 2020 income tax rate is primarily driven by an increase in losses in a foreign jurisdiction that is excluded in calculating the quarterly income tax provision.

The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $144 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $2.2 million and state income taxes of $2.4 million, which have already been recorded.

Index

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2020. The Company is currently under audit in U.S and non-U.S. tax jurisdictions, including but not limited to New Hampshire, Canada and Italy. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period immaterial charge related to developments in ongoing tax audits, which resulted in a corresponding decrease in deferred tax assets.

The Company’s subsidiary in Mexico has an intercompany loan payable in U.S. dollars. As a result of the weaker Mexican peso, the Company recorded a revaluation loss of $12.7 million in the first quarter of 2020. That foreign currency loss is not deductible under Mexican tax law, which led to a $3.7 million discrete tax charge in the first quarter of 2020.

8. Earnings Per Share

The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2020	2019

Net income attributable to the Company	$9,109	$29,190

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,312	32,272
Effect of dilutive stock-based compensation plans:
Stock options	8	13

Weighted average number of shares used in calculating diluted net income per share	32,320	32,285

Average market price of common stock used for calculation of dilutive shares	$65.47	$71.24

Net income attributable to the Company per share:
Basic	$0.28	$0.90
Diluted	$0.28	$0.90

Index

9. Accumulated Other Comprehensive Income (AOCI)

The table below presents changes in the components of AOCI for the period December 31, 2019 to March 31, 2020:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications, net of tax	(25,747)	792	(8,011)	(32,966)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	303	303
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	98	-	98
Net current period other comprehensive income	(25,747)	890	(7,708)	(32,565)
March 31, 2020	$(148,599)	$(49,104)	$(10,843)	$(208,546)

The table below presents changes in the components of AOCI for the period December 31, 2018 to March 31, 2019:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications, net of tax	(654)	(152)	(2,514)	(3,320)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	-	-	(337)	(337)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	-	11	-	11
Adjustment related to prior period change in opening valuation allowance	-	(1,346)	-	(1,346)
Net current period other comprehensive income	(654)	(1,487)	(2,851)	(4,992)
March 31, 2019	$(116,630)	$(48,596)	$1,846	$(163,380)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index

The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in thousands)	2020	2019
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$407	$(452)
Income tax effect	(104)	115
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$303	$(337)

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	(1,114)	(1,105)
Amortization of net actuarial loss	1,244	1,121
Total pretax amount reclassified (b)	130	16
Income tax effect	(32)	(5)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$98	$11
(a)	Included in Interest expense, net are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 15 and 16).
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

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

Index

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019
Net (loss)/income of Albany Safran Composites (ASC)	$(14,849)	$2,510
Less: Return attributable to the Company's preferred holding	302	328
Net (loss)/income of ASC available for common ownership	$(15,151)	$2,182
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	$(1,515)	$218

Noncontrolling interest, beginning of year	$4,006	$3,031
Net (loss)/income attributable to noncontrolling interest	(1,515)	218
Changes in other comprehensive income attributable to noncontrolling interest	109	(8)
Noncontrolling interest, end of interim period	$2,600	$3,241

11. Accounts Receivable

Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2020 and December 31, 2019, Accounts receivable consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Trade and other accounts receivable	$197,951	$201,427
Bank promissory notes	17,063	18,563
Allowance for expected credit losses	(3,933)	(1,719)
Accounts receivable, net	$211,081	$218,271

Index

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period starting in 2020. As of March 31, 2020 and December 31, 2019, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Noncurrent receivables	$39,325	$41,234
Allowance for expected credit losses	(396)	-
Noncurrent receivables, net	$38,929	$41,234

As described in Note 1, effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL). The overarching purpose of the new standard is to provide greater transparency and understanding of the Company’s credit risk. The CECL accounting update replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new standard, the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable, Contract assets and Noncurrent receivables. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.

While an expected credit loss allowance is recorded at the same time the financial asset is recorded, the Company monitors financial assets for credit impairment events to assess whether there has been a significant increase in credit risk since initial recognition, and considers both quantitative and qualitative information. The risk of loss due to credit default increases when one or more events occurs that can have a detrimental impact on estimated future cash ﬂows of that financial asset. Evidence that a financial asset is subject to greater credit risk include observable data about significant financial difficulty of the customer, a breach of contract, such as a default or past due event, or it becoming probable that the customer will enter bankruptcy or other financial reorganization, among other factors. It may not be possible to identify a single discrete event, but rather, the combined eﬀect of several events may cause an increase in risk of loss.

The probability of default is driven by the relative financial health of our customer base and that of the industries in which we do business, as well as the broader macro-economic environment. A changing economic environment or forecasted economic scenario can lead to a diﬀerent probability of default and can suggest that credit risk has changed. Such is the case with the global COVID-19 pandemic, which has increased uncertainty and poses a significant challenge to the macro-economic environment. Management believes this has increased the probability of credit default, causing the Company to increase the allowance for expected credit losses during the first quarter of 2020.

At each reporting period, the Company will recognize the amount of change in current expected credit losses as an allowance gain or loss in Selling, general, and administrative expenses in the Consolidated Statements of Income.

Financial assets are written oﬀ when the Company has no reasonable expectation of recovering the financial asset, either in its entirety, or a portion thereof. This is the case when the Company determines that the customer does not have assets or sources of income that could generate sufficient cash ﬂows to repay the amounts subject to the write-oﬀ.

The following table presents the year-to-date (increases)/ decreases in the allowance for credit losses for Accounts receivable:

		CECL
	December 31,	transition		Currency		March 31,
(in thousands)	2019	adjustment	Charges	translation	Other	2020
Specific customer reserves	$(1,719)	$(44)	$(89)	$116	$42	$(1,694)
Incremental expected credit losses	-	(1,139)	(1,133)	38	(5)	(2,239)
Accounts receivable expected credit losses	$(1,719)	$(1,183)	$(1,222)	$154	$37	$(3,933)

The following table presents the year-to-date (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

		CECL
	December 31,	transition		Currency		March 31,
(in thousands)	2019	adjustment	Charges	translation	Other	2020
Noncurrent receivables expected credit losses	$-	$(206)	$(201)	$11	$-	$(396)

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

As of March 31, 2020 and December 31, 2019, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Contract assets	$85,257	$79,070
Allowance for expected credit losses	(679)	-
Contract assets, net	$84,578	$79,070

Contract liabilities	$9,005	$5,656

Contract assets increased $5.5 million during the three-month period ended March 31, 2020. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the three month periods ended March 31, 2020.

As described in Notes 1 and 11, effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL).

The following table presents the year-to-date (increases)/ decreases in the allowance for credit losses for Contract assets:

		CECL
	December 31,	transition		Currency		March 31,
(in thousands)	2019	adjustment	Charges	translation	Other	2020
Contract assets expected
credit losses	$-	$(404)	$(232)	$12	$(55)	$(679)

Contract liabilities increased $3.3 million during the three-month period ended March 31, 2020, primarily due to increased billings in excess of revenue recognized from satisfied performance obligations for contracts that were in a contract liability position. Revenue recognized for the three- month periods ended March 31, 2020 and 2019 that was included in the Contract liability balance at the beginning of the year was $1.9 million and $3.7 million, respectively.

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

Index

As of March 31, 2020 and December 31, 2019, Inventories consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$60,907	$52,960
Work in process	34,266	31,744
Finished goods	14,253	10,445
Total inventories	$109,426	$95,149

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

To determine fair value, we utilize two market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company, as well as publicly available industry information, to determine earnings multiples and sales multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

In the second quarter of 2019, management performed their annual qualitative goodwill impairment test. As part of this qualitative evaluation, the Company considered earnings before interest expense, taxes, depreciation and amortization (EBITDA) and market multiples for the Machine Clothing and AEC – Salt Lake City reporting units. Based on the results of this analysis, management concluded that it was more likely than not that the fair value was in excess of the carrying value for all reporting units and that a step one of the goodwill impairment test was not considered necessary.

In the first quarter of 2020, global equity market conditions deteriorated in reaction to the COVID-19 pandemic resulting in a corresponding decrease in the Company's stock price and market capitalization. As a result, management performed assessments as to whether the fair value of reporting units was less than carrying value as of March 31, 2020 and concluded that it was more likely than not that the fair value continued to be in excess of the carrying value for all reporting units.

Management is scheduled to perform the 2020 annual goodwill impairment test during the second quarter. In the event that the Company’s market value declines further, or additional changes to the outlook for the Company’s reporting units occur, a goodwill impairment charge could be required.

Index

We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of March 31, 2020 and December 31, 2019, were as follows:

As of March 31, 2020 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC Trademarks and trade names	6-15	$208	$(139)	$69
AEC Technology	10-15	6,142	(537)	5,605
AEC Intellectual property	15	1,250	(28)	1,222
AEC Customer contracts	6	17,471	(11,655)	5,816
AEC Customer relationships	8-15	51,556	(13,010)	38,546
AEC Other intangibles	5	322	(257)	65
Total amortized intangible assets		$76,949	$(25,626)	$51,323

Unamortized intangible assets:
MC Goodwill		$66,679	$-	$66,679
AEC Goodwill		112,687	-	112,687
Total unamortized intangible assets:		$179,366	$-	$179,366

As of December 31, 2019 (in thousands)	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
AEC Trademarks and trade names	6-15	$208	$(135)	$73
AEC Technology	10-15	6,191	(387)	5,804
AEC Intellectual property	15	1,250	(7)	1,243
AEC Customer contracts	6	17,471	(10,927)	6,544
AEC Customer relationships	8-15	51,255	(12,108)	39,147
AEC Other intangibles	5	322	(241)	81
Total amortized intangible assets		$76,697	$(23,805)	$52,892

Unamortized intangible assets:
MC Goodwill		$67,672	$-	$67,672
AEC Goodwill		113,262	-	113,262
Total unamortized intangible assets:		$180,934	$-	$180,934

Index

The changes in intangible assets, net and goodwill from December 31, 2019 to March 31, 2020, were as follows:

(in thousands)	December 31, 2019	Other Changes	Amortization	Currency Translation	March 31, 2020

Amortized intangible assets:
AEC Trademarks and trade names	$73	$-	$(4)	$-	$69
AEC Technology	5,804	-	(150)	(49)	5,605
AEC Intellectual property	1,243	-	(21)	-	1,222
AEC Customer contracts	6,544	-	(728)	-	5,816
AEC Customer relationships	39,147	329	(871)	(59)	38,546
AEC Other intangibles	81	-	(16)	-	65
Total amortized intangible assets	$52,892	$329	$(1,790)	$(108)	$51,323

Unamortized intangible assets:
MC Goodwill	$67,672	$-	$-	$(993)	$66,679
AEC Goodwill	113,262	(227)	-	(348)	112,687
Total unamortized intangible assets:	$180,934	$(227)	$-	$(1,341)	$179,366

Estimated amortization expense of intangibles for the years ending December 31, 2020 through 2024, is as follows:

Year	Annual amortization (in thousands)
2020	$7,200
2021	7,100
2022	4,900
2023	4,200
2024	4,200

15. Financial Instruments

Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	March 31, 2020	December 31, 2019

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.15% in 2020 and 3.43% in 2019 (including the effect of interest rate hedging transactions, as described below), due in 2022	$491,000	$424,000
Other debt, at an average end of period rate of 5.50% in both 2020 and 2019, due in varying amounts through 2021	22	29
Long-term debt	491,022	424,029
Less: current portion	(20)	(20)
Long-term debt, net of current portion	$491,002	$424,009

Index

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $491 million of borrowings were outstanding as of March 31, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 30, 2020, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2020, we would have been able to borrow an additional $194 million under the Agreement.

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

On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2020 was .71%, during the swap period. On March 16, 2020, the all-in-rate on the $350 million of debt was 3.485%.

These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16. No cash collateral was received or pledged in relation to the swap agreements.

Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of March 31, 2020, our leverage ratio was 1.69 to 1.00 and our interest coverage ratio was 13.82 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.

Index

Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

We were in compliance with all debt covenants as of March 31, 2020.

16. Fair-Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at March 31, 2020, or at December 31, 2019.

The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2020		December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$13,039	$-	$16,375	$-
Other Assets:
Common stock of unaffiliated foreign public company (a)	765	-	839	-
Interest rate swaps
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	-	(15,761)[b]	-	(5,518)[c]
(a)	Original cost basis $0.5 million.
(b)	Net of $3.5 million receivable floating leg and $19.2 million liability fixed leg.
(c)	Net of $15.2 million receivable floating leg and $20.7 million liability fixed leg.

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

Index

The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of March 31, 2020, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $0.5 million for the three month period ended March 31, 2020, and ($0.3) million for the three month period ended March 31, 2019. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.1 million for the three month period ended March 31, 2020 and $0.1 million for the three month period ended March 31, 2019.

Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$(64)	-

17. Contingencies

Asbestos Litigation

Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.

We were defending 3,691 claims as of March 31, 2020.

The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2015	3,821	116	86	3,791	$164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020	3,708	36	19	3,691	$47

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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2020, we had resolved, by means of settlement or dismissal, 37,833 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.

The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of March 31, 2020, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

Index

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

18. Changes in Shareholders’ Equity

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2019 to March 31, 2020:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Adoption of accounting standards (a)	-	-	-	-	-	(1,443)	-	-	-	-	(1,443)
Net income	-	-	-	-	-	9,109	-	-	-	(1,515)	7,594
Compensation and benefits paid or payable in shares	13	-	-	-	(682)	-	-	-	-	-	(682)
Options exercised	-	-	-	-	-	-	-	-	-	-	-
Shares issued to Directors	-	-	-	-	-	-	-	-	-	-	-
Dividends declared
Class A Common Stock, $0.19 per share	-	-	-	-	-	(5,834)	-	-	-	-	(5,834)
Class B Common Stock, $0.19 per share	-	-	-	-	-	(307)	-	-	-	-	(307)
Cumulative translation adjustments	-	-	-	-	-	-	(25,747)	-	-	109	(25,638)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(890)	-	-	-	890
Derivative valuation adjustment	-	-	-	-	-	-	(7,708)	-	-	-	(7,708)
March 31, 2020	39,112	$39	1,618	$2	$431,836	$700,021	$(208,546)	8,409	$(256,391)	$2,600	$669,561

Index

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2018 to March 31, 2019:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Adoption of accounting standards (b)	-	-	-	-	-	35	-	-	-	-	35
Net income	-	-	-	-	-	29,190	-	-	-	218	29,408
Compensation and benefits paid or payable in shares	25	-	-	-	(547)	-	-	-	-	-	(547)
Options exercised	3			-	44	-	-	-	-	-	44
Shares issued to Directors	-	-	-	-	-	-	-	-	-	-	-
Dividends declared
Class A Common Stock, $0.18 per share	-	-	-	-	-	(5,231)	-	-	-	-	(5,231)
Class B Common Stock, $0.18 per share	-	-	-	-	-	(582)	-	-	-	-	(582)
Cumulative translation adjustments	-	-	-	-	-	-	(654)	-	-	(8)	(662)
Pension and postretirement liability adjustments	-	-	-	-	-	-	(1,487)	-	-	-	(1,487)
Derivative valuation adjustment	-	-	-	-	-	-	(2,851)	-	-	-	(2,851)
March 31, 2019	37,478	$37	3,234	$3	$430,052	$613,057	$(163,380)	8,419	$(256,603)	$3,241	$626,407

(a)

As described in Note 1, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.

(b)	The Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.

19. Recent Accounting Pronouncements

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

In March 2020, an accounting update was issued which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The expedients and exceptions provided by this update will not be available after December 31, 2022, other than for certain hedging relationships entered into prior. We are currently assessing the potential impact on our financial statements.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.

Forward-looking statements

This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” ”look for,” “will,” “should,” “guidance,” “guide” and similar expressions identify forward-looking statements, which generally are not historical in nature. Because forward-looking statements are subject to certain risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by such forward-looking statements.

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

•

In the Albany Engineered Composites segment, extended weakness in commercial aerospace activity, further delays in the Boeing 737 MAX return to service, or unanticipated reductions in demand, delays, technical difficulties, or delays/cancellations in other aerospace programs;

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

Index

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

Business Environment Overview and Trends

Our reportable segments, Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”), draw on the same advanced textiles and materials processing capabilities, and compete on the basis of product-based advantage that is grounded in those core capabilities.

The MC segment is the Company’s long-established core business and primary generator of cash. While it has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry has stabilized in recent years, driven by demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are now well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Because of pricing pressures and industry overcapacity, the machine clothing and paper industries will continue to face top line pressure. Despite continued market pressure on revenue, the business retains the potential for maintaining stable earnings in the future. It has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we achieved through continuous focus on cost reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.

The AEC segment provides long-term growth potential for our Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 22 percent of the Company’s consolidated Net sales in 2019. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2019, approximately 25 percent of AEC sales were related to U.S. government contracts or programs.

A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a further decrease in demand in production for this aircraft, it could have an adverse impact on demand for LEAP engines, which, in turn, could have an adverse impact on demand for our LEAP engine parts. The Company is continuing to monitor developments with our customer. Considerable uncertainty exists with respect to the return-to-service of the 737-MAX and the subsequent ramp-up in our production of LEAP-1B components, which may lead to additional impacts to our revenues from LEAP-1B components in 2020 and future periods. The nature of our cost-plus fee arrangement, however, should somewhat mitigate the impact of such factors on gross margin rate in such future periods. In April 2020, the Company announced the temporary closure of all three of its LEAP production facilities, resulting from depressed demand, due to the ongoing Boeing 737 MAX situation and a pause in production of the Airbus A320neo family. The resumption of operations at these facilities will be undertaken in coordination with our customer and in compliance with all local, state/provincial, and national guidelines or directives. However, management expects that these closures will continue through much of second quarter and, in some cases, into the third quarter. As a result, the year-over-year comparisons for LEAP revenue in the second quarter are expected to be very unfavorable. While management expects to see some recovery in the later part of the year, management expects that full-year LEAP program revenue will be less than half of that generated in 2019.

Index

Consolidated Results of Operations

Net sales

The following table summarizes our Net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019	% Change
Machine Clothing	$136,602	$144,334	-5.4%
Albany Engineered Composites	99,162	107,039	-7.4%
Total	$235,764	$251,373	-6.2%

The following tables provide a comparison of 2020 Net sales, excluding the impact of currency translation effects, to 2019 Net sales:

(in thousands, except percentages)	Net sales as reported, Q1 2020	Decrease due to changes in currency translation rates	Q1 2020 sales on same basis as Q1 2019	Net sales as reported, Q1 2019	% Change compared to Q1 2019, excluding changes in currency translation rates
Machine Clothing	$136,602	$1,565	$138,167	$144,334	-4.3%
Albany Engineered Composites	99,162	547	99,709	107,039	-6.8%
Total	$235,764	$2,112	$237,876	$251,373	-5.4%

Three month comparison

•

Changes in currency translation rates had the effect of decreasing Net sales by $2.1 million during the first quarter of 2020, as compared to 2019, principally due to the weaker euro in 2020.

•

Excluding the effect of changes in currency translation rates:

•

Net sales decreased 5.4% compared to the same period in 2019.

•

Net sales in MC decreased 4.3% compared to the first quarter of 2019. A decline in the publication and tissue grades sales were partially offset by a modest net increase in packaging grades.

•

Net sales in AEC decreased 6.8% primarily driven by decline in LEAP program sales, which is consistent with the outlook for this program provided by the Company in its last quarterly report.

Index

Gross Profit

The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019
Machine Clothing	$72,652	$74,528
Albany Engineered Composites	16,820	17,243
Total	$89,472	$91,771
% of Net sales	37.9%	36.5%

Three month comparison

The decrease in 2020 Gross profit, as compared to the same period in 2019, was principally due to the effect of lower Net sales in both segments, partially offset by an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales:

•

Increased from 51.6% in 2019 to 53.2% in 2020 in Machine Clothing, principally due to lower depreciation expense. The Company’s two plants in China incurred some disruption related to the COVID-19 pandemic, but the net impact to gross profit for the first quarter of 2020 was not material.

•

Increased from 16.1% in 2019 to 17.0% in 2020 in AEC, principally due to favorable shift in the mix of program revenue.

•

Changes in currency translation rates did not have a significant effect on Gross profit in 2020.

Selling, Technical, General, and Research (STG&R)

Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.

The following table summarizes STG&R expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2020	2019
Machine Clothing	$24,835	$29,886
Albany Engineered Composites	9,197	7,637
Corporate expenses	15,204	13,671
Total	$49,236	$51,194
% of Net sales	20.9%	20.4%

Three month comparison

The overall decrease in STG&R expenses in the first quarter of 2020, compared to the same period in 2019, was principally due to the net effect of the following individually significant items:

•

In MC, revaluation of nonfunctional currency assets and liabilities resulted in first-quarter gain of $3.7 million in 2020, compared to a negligible effect in 2019. This was partially offset by a charge of $1.0 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.

Index

•

In AEC, STG&R expenses increased due to infrastructure needed to support the recent growth in business, and a charge of $0.5 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.

•

Corporate STG&R expenses increased principally due to former CEO termination costs.

Restructuring Expense

In addition to the items discussed above affecting Gross profit, and STG&R expenses, operating income was affected by restructuring costs of $0.6 million in the first three months of 2020, and $0.5 million for the same period in 2019.

The following table summarizes restructuring expenses by business segment:

	Three months ended March 31,
(in thousands)	2020	2019
Machine Clothing	$642	$401
Albany Engineered Composites	-	83
Corporate expenses	-	-
Total	$642	$484

Machine Clothing restructuring includes expenses for the first three months of 2020 and 2019 principally related to discontinued operations at its production facility in Sélestat, France announced in 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Since 2017, we have recorded $13.1 million of restructuring charges related to this action. Annual cost savings associated with this action has resulted in lower cost of goods sold.

Index

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Operating Income

The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2020	2019
Machine Clothing	$47,175	$44,243
Albany Engineered Composites	7,623	9,522
Corporate expenses	(15,204)	(13,672)
Total	$39,594	$40,093

Other Earnings Items

	Three months ended March 31,
(in thousands)	2020	2019
Interest expense, net	$3,977	$4,417
Other expense/(income), net	15,569	(1,208)
Income tax expense	12,454	7,476
Net (loss)/income attributable to the noncontrolling interest	(1,515)	218

Interest Expense, net

Year-to-date 2020 Interest expense, net, was lower as compared to 2019 due to lower average debt and lower interest rates. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net

Three month comparison

The increase in Other (income)/expense, net included the following individually significant items:

•

For the first quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a loss of $14.8 million in 2020, compared to a net gain of $2.0 million in 2019. The loss in 2020 principally resulted from an intercompany demand loan payable by a Mexican subsidiary, combined with the effects of a much weaker peso in 2020.

Index

Income Tax

The Company has operations, which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21 percent during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges.

Three month comparison

The Company’s effective tax rates for the first quarter of 2020 and 2019 were 62.1% and 20.3%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the effective tax rate in the first quarter of 2020 and 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Three months ended March 31,
	2020		2019
(in thousands, except percentages)	Tax amount	%	Tax amount	%

Continuing operations (excluding discrete items)	$7,309	36.5%	$10,847	29.4%

Changes in uncertain tax positions	(244)	-1.2%	(2,232)	-6.1%
Out-of-period adjustments to deferred tax assets	1,830	9.1%	(1,346)	-3.6%
Tax effect of non-deductible foreign exchange loss on intercompany loan	3,668	18.3%	-	-%
Other adjustments	(109)	-0.6%	207	0.6%
Effective tax rate	$12,454	62.1%	$7,476	20.3%

For more information on income tax, see Note 7 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Segment Results of Operations

Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 58% of our consolidated revenues during the first three months of 2020. MC products are purchased primarily by manufacturers of paper and paperboard.

While the MC business has suffered from well-documented declines in publication grades in the Company’s traditional markets, the paper and paperboard industry is still expected to grow slightly on a global basis, driven by demand for packaging and tissue grades as well as the expansion of paper consumption and production in Asia and South America. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.

Index

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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2020	2019
Net sales	$136,602	$144,334
Gross profit	72,652	74,528
% of Net sales	53.2%	51.6%
STG&R expenses	24,835	29,886
Operating income	47,175	44,243

Net Sales

Three month comparison

•

Net sales decreased by 5.4%.

•

Changes in currency translation rates had the effect of decreasing first-quarter 2020 sales by $1.6 million compared to the same period in 2019. That currency translation effect was principally due to the weaker euro in the first quarter of 2020, compared to 2019.

•

Excluding the effect of changes in currency translation rates, Net sales in MC decreased 4.3% compared to the first quarter of 2019. A decline in the publication and tissue grades sales was partially offset by a modest net increase in packaging grades.

Gross Profit

Three month comparison

•

The decrease in MC Gross profit was principally due to lower sales as noted above, partially offset by an increase in gross profit percentage that was principally due to lower depreciation expense. The Company’s two plants in China incurred some disruption related to the COVID-19 pandemic, but the net impact to gross profit for the first quarter of 2020 was not material.

•

Changes in currency translation rates did not have a significant effect on Gross profit for the first quarter of 2020.

Operating Income

Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•

STG&R expenses decreased $5.1 million principally due to revaluation of nonfunctional currency assets and liabilities, which resulted in gains of $3.7 million in 2020, compared to a negligible effect in 2019.

•

Restructuring activities resulted in a net reduction to expense of $0.6 million in the first quarter of 2020, compared to expense of $0.4 million in the same period in 2019.

Albany Engineered Composites Segment

The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 Max family of jets, the latter of which is currently under a grounding order, as described above. Other significant AEC programs include components for the F-35, fuselage frames for the Boeing 787, components for the CH53-K helicopter, and the fan case for the GE9X engine.

Index

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2020	2019
Net sales	$99,162	$107,039
Gross profit	16,820	17,243
% of Net sales	17.0%	16.1%
STG&R expenses	9,197	7,637
Operating income	7,623	9,522

Net Sales

Three month comparison

The decrease in Net sales was principally due to lower sales in the LEAP program, which is consistent with the outlook for this program provided by the Company in its last quarterly report.

Gross Profit

Three month comparison

The decrease in Gross profit of $0.4 million was principally due to the decrease in Net sales, partially offset by an increase in gross profit percentage, which included a slightly favorable shift in the mix of program revenue.

Long-term contracts

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for each of the first three months of 2020 and 52 percent in 2019. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a continued reduction in production of this aircraft, this would have an adverse impact on demand for our LEAP engine parts. Such a decrease could, in turn, trigger an increase in demand for A320neo aircraft, which could somewhat offset this negative impact.

In addition, AEC has long-term contracts in which the selling price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. For contacts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow.

The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $0.9 million in the first three months of 2020, compared to an increase of $0.6 million for the first three months of 2019.

Index

Operating Income

Three month comparison

The decrease in operating income of $1.9 million in the first quarter of 2020 was principally due to the net effect of the following individually significant items:

•

A $7.9 million decrease in Net sales, as described above.

Liquidity and Capital Resources

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$7,594	$29,408
Depreciation and amortization	18,070	17,956
Changes in working capital (a)	(33,030)	(7,602)
Changes in other noncurrent liabilities and deferred taxes	5,757	(2,744)
Other operating items	(5,029)	(12,452)
Net cash (used in)/provided by operating activities	(6,638)	24,566
Net cash used in investing activities	(12,805)	(20,820)
Net cash provided by/(used in) financing activities	54,231	(15,139)
Effect of exchange rate changes on cash and cash equivalents	(7,648)	1,023
Increase/(decrease) in cash and cash equivalents	27,140	(10,370)
Cash and cash equivalents at beginning of year	195,540	197,755
Cash and cash equivalents at end of period	$222,680	$187,385
(a)	Includes Accounts receivable, Contract assets, Inventories, and Accounts payable.

Operating activities

Cash flow used by operating activities was $6.6 million in the first three months of 2020, compared to cash flow provided by operating activities was $24.6 million in the first three months of 2019. The use of cash in 2020 reflects a more normal seasonal pattern of cash flow than we had in 2019, which included the benefit of a number of initiatives directed at working capital efficiency.

Cash paid for income taxes was $9.6 million and $8.0 million for the first three months of 2020 and 2019, respectively. The increase is primarily due to an increase in corporate income tax payments in Brazil and China due to increased pre-tax income in those jurisdictions.

At March 31, 2020, we had $222.7 million of cash and cash equivalents, of which $152.6 million was held by subsidiaries outside of the United States.

Investing and Financing Activities

Capital expenditures for the first three months were $12.8 million in 2020 and $20.8 million in 2019.

Index

Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources

We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at March 31, 2020 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2020.

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $491 million of borrowings were outstanding as of March 31, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 30, 2020, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2020, we would have been able to borrow an additional $194 million under the Agreement.

For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

Index

Presenting sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular quarter of specific restructuring costs, acquisition and related retention agreement expenses, former CEO severance costs, integration expenses, currency revaluation, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. Restructuring expenses in the MC segment, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured.

Net sales, or percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization expense. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, former CEO severance costs, inventory write-offs associated with discontinued businesses; adding charges and credits related to pension plan settlements and curtailments; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; subtracting insurance recovery gains in excess of previously recorded losses; adding acquisition and related retention agreement expenses; adding integration expenses and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted earnings per share is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; inventory write-offs associated with discontinued businesses; pension settlement/curtailments; the effect of changes in the income tax rate; foreign currency revaluation losses (or gains); acquisition-related expenses; and losses (or gains) from the sale of investments.

EBITDA, Adjusted EBITDA, and Adjusted earnings per share as defined by the Company may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

Index

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$47,175	$7,623	$(15,204)	$39,594
Interest, taxes, other income/(expense)	-	-	(32,000)	(32,000)
Net income/(loss) (GAAP)	47,175	7,623	(47,204)	7,594
Interest expense, net	-	-	3,977	3,977
Income tax expense	-	-	12,454	12,454
Depreciation and amortization expense	5,087	11,985	998	18,070
EBITDA (non-GAAP)	52,262	19,608	(29,775)	42,095
Restructuring expenses, net	642	-	-	642
Foreign currency revaluation (gains)/losses, net	(3,661)	697	14,830	11,866
Former CEO termination costs	-	-	2,742	2,742
CirComp integration costs	-	298	-	298
Pre-tax loss attributable to the noncontrolling interest in ASC	-	1,492	-	1,492
Adjusted EBITDA (non-GAAP)	$49,243	$22,095	$(12,203)	$59,135

Three months ended March 31, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$44,243	$9,522	$(13,672)	$40,093
Interest, taxes, other income/(expense)	-	-	(10,685)	(10,685)
Net income/(loss) (GAAP)	44,243	9,522	(24,357)	29,408
Interest expense, net	-	-	4,417	4,417
Income tax expense	-	-	7,476	7,476
Depreciation and amortization expense	5,919	10,902	1,135	17,956
EBITDA (non-GAAP)	50,162	20,424	(11,329)	59,257
Restructuring expenses, net	401	83	-	484
Foreign currency revaluation (gains)/losses, net	(32)	235	(2,036)	(1,833)
Pre-tax income attributable to the noncontrolling interest in ASC	-	(290)	-	(290)
Adjusted EBITDA (non-GAAP)	$50,531	$20,452	$(13,365)	$57,618

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the quarterly per-share amount for items included in continuing operations by using an income tax rate based on either the tax rates in specific countries or the estimated tax rate applied to total company results. The after-tax amount is then divided by the weighted-average number of shares outstanding for each period. Year-to-date earnings per-share effects are determined by adding the amounts calculated at each reporting period.

Index

The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2020	Pre tax	Tax	After tax	Per share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$642	$192	$450	$0.01
Foreign currency revaluation (gains)/losses, net (a)	11,866	(1,545)	13,411	0.42
Former CEO termination costs	2,742	713	2,029	0.06
CirComp integration costs	298	89	209	0.01
(a)

In Q1 2020, the company incurred losses of approximately $17 million in jurisdictions where it cannot record a benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

Three months ended March 31, 2019	Pre tax	Tax	After tax	Per share
(in thousands, except per share amounts)	Amounts	Effect	Effect	Effect
Restructuring expenses, net	$484	$142	$342	$0.01
Foreign currency revaluation (gains)/losses, net	(1,833)	(539)	(1,294)	(0.04)

The following table contains the calculation of Adjusted EPS:

	Three months ended March 31,
Per share amounts (Basic)	2020	2019
Earnings per share (GAAP)	$0.28	$0.90
Adjustments, after tax:
Restructuring expenses, net	0.01	0.01
Foreign currency revaluation (gains)/losses, net	0.42	(0.04)
Former CEO termination costs	0.06	-
CirComp integration costs	0.01	-
Adjusted Earnings per share	$0.78	$0.87

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

The following table contains the calculation of net debt:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Current maturities of long-term debt	$20	$20	$19
Long-term debt	491,002	424,009	491,022
Total debt	491,022	424,029	491,041
Cash and cash equivalents	222,680	195,540	187,385
Net debt	$268,342	$228,489	$303,656
Quarterly increase/(decrease)	39,853	(21,804)	(23,520)
Effect of ASC 842 adoption	-	-	(25,886)
Increase/(decrease) excluding effect of ASC 842 adoption	39,853	(21,804)	$2,366

Index

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

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue the process of implementing our internal control over financial reporting structure over the CirComp acquisition and expect that this effort will be completed in 2020.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information set forth above under Note 17 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the items below, for discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit COVID-19's spread has had, and are expected to continue to have, certain negative effects on the markets we serve. These effects include deteriorating general economic conditions in many regions of the world, increased unemployment, decreases in disposable income, decline in consumer confidence, and changes in consumer spending habits. Certain adverse impacts specific to the Company include, without limitation:

•

We have experienced larger-than-anticipated declines in demand for MC fabrics used to make certain paper grades, specifically publication paper grades, that could be COVID-19 related. The above effects are likely to continue to have an adverse impact on demand for publication paper grades, and perhaps other grades of paper, including without limitation packaging paper grades, as well as on demand for non-woven fabrics and fiber cement products used in the construction industry; such impacts would in turn adversely impact demand for the MC products used to manufacture such paper grades or building products. A decline in revenues would lead to lower gross profit on those products and the possibility of unabsorbed fixed manufacturing costs.

•

The Albany Engineered Composites segment generates a significant portion of its revenue from commercial aerospace programs and contracts for the U.S. Department of Defense (DOD). The COVID-19 pandemic has significantly impacted passenger air travel which, in turn, has impacted and is likely to continue to impact the commercial aerospace programs that provide a source of revenue for the Company. Such programs could be delayed or canceled which, in addition to a loss of revenue and gross profit, could lead to write-offs for Company investments for those programs. The pandemic has resulted in significant costs for the U.S. government, which could lead to program delays or cancellations, and a corresponding decrease in our revenues. The U.S. Presidential election later in 2020 could increase the uncertainties associated with DOD programs.

•

Disruptions in supply chains may place constraints on our ability to source key raw materials and services which could impact our ability to deliver products to customers as scheduled, or could increase manufacturing or delivery costs.

•

We have experienced, and may continue to experience, adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against certain key foreign currencies, which negatively affected results in the first quarter of 2020, and could continue to negatively affect, our results of operations and financial condition.

•

During periods of economic weakness, the Company may be exposed to greater risk for bad debt expense. Additionally, we could be required to record significant impairment charges with respect to noncurrent assets, including goodwill and other intangible assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no share purchases during the first quarter of 2020. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2020.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 30, 2020	By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)