Form 10-Q
period 2020-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2020-07-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

216 Airport Drive, Rochester, New Hampshire

(Address of principal executive offices)

14-0462060

(IRS Employer Identification No.)

03867

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of July 21, 2020.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$225,990	$273,949	$461,754	$525,321
Cost of goods sold	123,010	168,767	269,302	328,368

Gross profit	102,980	105,182	192,452	196,953
Selling, general, and administrative expenses	38,543	40,816	78,649	81,761
Technical and research expenses	8,873	9,242	18,003	19,491
Restructuring expenses, net	2,837	899	3,479	1,383

Operating income	52,727	54,225	92,321	94,318
Interest expense, net	3,823	4,631	7,800	9,048
Other expense/(income), net	1,091	930	16,660	(278)

Income before income taxes	47,813	48,664	67,861	85,548
Income tax expense	15,364	14,405	27,818	21,881

Net income	32,449	34,259	40,043	63,667
Net (loss)/income attributable to the noncontrolling interest	95	205	(1,420)	423
Net income attributable to the Company	$32,354	$34,054	$41,463	$63,244

Earnings per share attributable to Company shareholders - Basic	$1.00	$1.05	$1.28	$1.96

Earnings per share attributable to Company shareholders - Diluted	$1.00	$1.05	$1.28	$1.96

Shares of the Company used in computing earnings per share:
Basic	32,328	32,299	32,320	32,286

Diluted	32,336	32,311	32,328	32,298

Dividends declared per share, Class A and Class B	$0.19	$0.18	$0.38	$0.36
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$32,449	$34,259	$40,043	$63,667

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	8,753	(50)	(16,202)	(2,202)
Pension/postretirement settlements and curtailments	378	—	378	—
Amortization of pension liability adjustments:
Prior service credit	(1,114)	(1,105)	(2,228)	(2,210)
Net actuarial loss	1,232	1,118	2,476	2,239
Payments and amortization related to interest rate swaps included in earnings	1,116	(420)	1,523	(872)
Derivative valuation adjustment	(1,366)	(5,887)	(12,130)	(9,264)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	(113)	—	(113)	—
Amortization of pension liability adjustment	(30)	(4)	(62)	(9)
Payments and amortization related to interest rate swaps included in earnings	(286)	108	(390)	223
Derivative valuation adjustment	349	1,504	3,102	2,367
Comprehensive income	41,368	29,523	16,397	53,939
Comprehensive income/(loss) attributable to the noncontrolling interest	247	207	(1,159)	417
Comprehensive income/(loss) attributable to the Company	$41,121	$29,316	$17,556	$53,522
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$204,037	$195,540
Accounts receivable, net	202,612	218,271
Contract assets, net	96,092	79,070
Inventories	115,532	95,149
Income taxes prepaid and receivable	5,998	6,162
Prepaid expenses and other current assets	26,209	24,142
Total current assets	$650,480	$618,334

Property, plant and equipment, net	443,046	466,462
Intangibles, net	49,706	52,892
Goodwill	181,302	180,934
Deferred income taxes	40,999	51,621
Noncurrent receivables, net	36,901	41,234
Other assets	59,526	62,891
Total assets	$1,461,960	$1,474,368

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$50,181	$65,203
Accrued liabilities	115,458	125,885
Current maturities of long-term debt	17	20
Income taxes payable	11,546	11,611
Total current liabilities	177,202	202,719

Long-term debt	435,000	424,009
Other noncurrent liabilities	134,898	132,725
Deferred taxes and other liabilities	8,702	12,226
Total liabilities	755,802	771,679

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 39,112,722 issued in 2020 and 39,098,792 in 2019	39	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2020 and 2019	2	2
Additional paid in capital	432,738	432,518
Retained earnings	726,233	698,496
Accumulated items of other comprehensive income:
Translation adjustments	(139,635)	(122,852)
Pension and postretirement liability adjustments	(48,962)	(49,994)
Derivative valuation adjustment	(11,030)	(3,135)
Treasury stock (Class A), at cost; 8,394,022 shares in 2020 and 8,408,770 shares in 2019	(256,074)	(256,391)
Total Company shareholders' equity	703,311	698,683
Noncontrolling interest	2,847	4,006
Total equity	706,158	702,689
Total liabilities and shareholders' equity	$1,461,960	$1,474,368
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING ACTIVITIES
Net income	$32,449	$34,259	$40,043	$63,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,498	15,345	31,004	30,987
Amortization	2,456	2,409	5,020	4,723
Change in deferred taxes and other liabilities	3,543	319	9,360	(746)
Provision for write-off of property, plant and equipment	36	720	233	1,106
Non-cash interest expense	20	152	171	303
Compensation and benefits paid or payable in Class A Common Stock	1,198	1,170	516	623
Fair value adjustment on foreign currency option	—	—	64	—
Provision for credit losses from uncollected receivables and contract assets	114	219	1,769	804
Foreign currency remeasurement loss/(gain) on intercompany loans	194	100	15,581	(1,607)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	11,511	14,215	8,117	2,006
Contract assets	(11,169)	3,528	(20,009)	3,047
Inventories	(4,878)	(1,505)	(24,628)	(18,167)
Prepaid expenses and other current assets	(301)	(1,384)	(2,457)	(4,188)
Income taxes prepaid and receivable	29	(316)	(208)	358
Accounts payable	(9,337)	(14,276)	(10,383)	7,474
Accrued liabilities	4,171	(1,074)	(10,901)	(12,169)
Income taxes payable	5,526	5,724	1,955	7,230
Noncurrent receivables	628	(46)	397	(340)
Other noncurrent liabilities	(464)	(481)	(524)	(2,160)
Other, net	(552)	(548)	(1,086)	145
Net cash provided by operating activities	50,672	58,530	44,034	83,096

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,212)	(14,606)	(21,971)	(35,404)
Purchased software	—	(27)	(46)	(49)
Net cash used in investing activities	(9,212)	(14,633)	(22,017)	(35,453)

FINANCING ACTIVITIES
Proceeds from borrowings	—	—	70,000	20,000
Principal payments on debt	(56,005)	(9,004)	(59,011)	(37,008)
Principal payments on finance lease liabilities	(329)	(178)	(6,463)	(578)
Taxes paid in lieu of share issuance	—	—	(490)	(971)
Proceeds from options exercised	20	28	20	72
Dividends paid	(6,141)	(5,813)	(12,280)	(11,621)
Net cash used in financing activities	(62,455)	(14,967)	(8,224)	(30,106)

Effect of exchange rate changes on cash and cash equivalents	2,352	(1,082)	(5,296)	(59)

Increase/(decrease) in cash and cash equivalents	(18,643)	27,848	8,497	17,478
Cash and cash equivalents at beginning of period	222,680	187,385	195,540	197,755
Cash and cash equivalents at end of period	$204,037	$215,233	$204,037	$215,233
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
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. In the fourth quarter of 2019, Safran leased manufacturing space from AEC for the GE9X program. Rent paid by Safran under this lease amounted to $0.5 million for the first six months of 2020. AEC net sales to Safran, substantially all of which were through ASC, were $57.0 million and $116.3 million in the first six months of 2020 and 2019, respectively.
The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $105.4 million and $114.5 million as of June 30, 2020 and December 31, 2019, respectively. Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2019, approximately 25 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales
Machine Clothing	$153,433	$155,016	$290,035	$299,349
Albany Engineered Composites	72,557	118,933	171,719	225,972
Consolidated total	$225,990	$273,949	$461,754	$525,321
Operating income/(loss)
Machine Clothing	$56,543	$49,538	$103,718	$93,781
Albany Engineered Composites	8,299	17,732	15,922	27,254
Corporate expenses	(12,115)	(13,045)	(27,319)	(26,717)
Operating income	$52,727	$54,225	$92,321	$94,318
Reconciling items:
Interest income	(348)	(587)	(795)	(1,186)
Interest expense	4,171	5,218	8,595	10,234
Other expense/(income), net	1,091	930	16,660	(278)
Income before income taxes	$47,813	$48,664	$67,861	$85,548

There were no material changes in the total assets of the reportable segments in the first six months of 2020.
The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$388	$935	$1,030	$1,336
Albany Engineered Composites	2,248	(32)	2,248	51
Corporate expenses	201	(4)	201	(4)
Total	$2,837	$899	$3,479	$1,383

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. In 2020, net adjustments to the estimated profitability of long-term contracts increased gross profit by $7.4 million and $6.4 million for the three and six month periods,respectively, ended June 30, 2020. In 2019, net adjustments to the estimated profitability of long-term contracts increased gross profit by $5.0 million and $5.6 million for the three and six month periods, respectively, ended June 30, 2019.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended June 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$152,585	$848	$153,433

Albany Engineered Composites
ASC	—	17,576	17,576
Other AEC	4,143	50,838	54,981
Total Albany Engineered Composites	4,143	68,414	72,557

Total revenue	$156,728	$69,262	$225,990

	Six months ended June 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$288,339	$1,696	$290,035

Albany Engineered Composites
ASC	—	55,470	55,470
Other AEC	10,463	105,786	116,249
Total Albany Engineered Composites	10,463	161,256	171,719

Total revenue	$298,802	$162,952	$461,754

	Three months ended June 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$154,216	$800	$155,016

Albany Engineered Composites
ASC	—	58,694	58,694
Other AEC	9,897	50,342	60,239
Total Albany Engineered Composites	9,897	109,036	118,933

Total revenue	$164,113	$109,836	$273,949

Index

	Six months ended June 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$297,749	$1,600	$299,349

Albany Engineered Composites
ASC	—	114,137	114,137
Other AEC	16,142	95,693	111,835
Total Albany Engineered Composites	16,142	209,830	225,972

Total revenue	$313,891	$211,430	$525,321

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Americas PMC	$81,225	$81,583	$154,902	$156,923
Eurasia PMC	54,166	54,081	99,297	105,519
Engineered Fabrics	18,042	19,352	35,836	36,907
Total Machine Clothing Net sales	$153,433	$155,016	$290,035	$299,349

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $85 million and $112 million as of June 30, 2020 and 2019, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2020, we expect to recognize as revenue approximately $52 million during 2020 and the remainder during 2021.

3. Business Acquisition
On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for $32.4 million. The Company also agreed to pay approximately $5.5 million that will become due as certain post-closing obligations are performed. Expense related to that agreement will be recognized over the five years performance period. The Company funded the acquisition using a combination of cash on hand and funds drawn on its revolving credit facility. In March 2020, the Company purchased, in cash, the primary operating facility in Germany for $5.8 million, which resulted in the recording of land and building assets, and the removal of the Right of use assets and associated lease liabilities included in the acquisition-date balance sheet.
The seller provided representations, warranties and indemnities customary for acquisition transactions, including indemnities for certain customer claims identified, before closing. The acquired entity is part of the AEC segment. CirComp specializes in designing and manufacturing customized engineered composite components for aerospace and other demanding industrial applications.
The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

Index

(in thousands)	November 20, 2019
Assets acquired
Cash	$1,607
Accounts receivable	986
Contract assets	1,992
Inventories	525
Prepaid expenses and other current assets	452
Right of use assets	5,686
Property, plant and equipment	4,884
Amortizable intangible assets	10,302
Goodwill	17,676
Total assets acquired	$44,110

Liabilities assumed
Accounts payable	$65
Accrued liabilities	2,777
Lease liabilities	502
Deferred income taxes	3,182
Other noncurrent liabilities	5,184
Total liabilities assumed	$11,710

Net assets acquired	$32,400
Purchase of business, net of cash acquired	$30,793

During the first six months of 2020, management identified adjustments to the provisional value of assets and liabilities acquired reported in the Form 10-K for the year ended December 31, 2019, which resulted in a decrease to Contract assets of $0.3 million, an increase to Accrued liabilities of $0.5 million, an increase to Amortizable intangible assets of $0.3 million, a decrease to Deferred income tax liabilities of $0.2 million, and an increase to Goodwill of $0.3 million. Management's review of the purchase price allocation has been completed.
Acquired Goodwill of $17.7 million reflects the Company’s belief that the acquisition complements and expands Albany’s portfolio of proprietary, advanced manufacturing technologies for composite components, increases the Company’s position as a leading innovator in advanced materials processing and automation, and opens a geographic footprint in Europe to better serve our global customer base. The acquisition significantly increases the Company’s opportunities for future growth. The goodwill is non-deductible for tax purposes.

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
The composition of the net periodic benefit cost for the six months ended June 30, 2020 and 2019, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$1,148	$1,261	$100	$95
Interest cost	3,071	3,578	857	1,057
Expected return on assets	(3,415)	(4,102)	—	—
Settlement cost	145	—	—	—
Curtailment cost	233	—	—	—
Amortization of prior service cost/(credit)	16	34	(2,244)	(2,244)
Amortization of net actuarial loss	1,180	1,125	1,296	1,114
Net periodic benefit cost	$2,378	$1,896	$9	$22

The amount of net periodic pension cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the second quarter of 2020, the Company recorded expense of $0.4 million related to curtailments and settlements.
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

5. Restructuring

In the second quarter of 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.2 million.

Machine Clothing restructuring charges for the first six months of 2020 and 2019 were principally related to discontinued operations at its MC production facility in Sélestat, France that was announced in 2017. Since 2017, we have recorded $13.1 million of restructuring charges related to this action.

Index
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$388	$935	$1,030	$1,336
Albany Engineered Composites	2,248	(32)	2,248	51
Corporate expenses	201	(4)	201	(4)
Total	$2,837	$899	$3,479	$1,383

Six Months Ended June 30, 2020	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$1,030	$1,030	$—
Albany Engineered Composites	2,248	2,248	—
Corporate expenses	201	201	—
Total	$3,479	$3,479	$—

Six Months Ended June 30, 2019	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$1,336	$1,309	$27
Albany Engineered Composites	51	51	—
Corporate expenses	(4)	(4)	—
Total	$1,383	$1,356	$27

We expect that approximately $3.7 million of Accrued liabilities for restructuring at June 30, 2020 will be paid within one year and approximately $0.4 million will be paid the following year. The table below presents the year-to-date changes in restructuring liabilities for 2020 and 2019, all of which are related to termination costs:

(in thousands)	December 31, 2019	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2020
Total termination and other costs	$2,042	$3,479	$(1,410)	$(5)	$4,106

(in thousands)	December 31, 2018	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2019
Total termination and other costs	$5,570	$1,356	$(3,129)	$(290)	$3,507

6. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Currency transaction (gains)/losses	$17	$342	$14,851	$(1,696)
Bank fees and amortization of debt issuance costs	93	72	168	181
Components of net periodic pension and postretirement cost other than service	754	281	1,139	562
Other	227	235	502	675
Total	$1,091	$930	$16,660	$(278)

Other (Income)/Expense, net for the first three months of 2020 includes losses related to the revaluation of nonfunctional-currency balances of $14.8 million, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary combined with the effects of a much weaker peso in 2020. As a result of changes in

Index
business conditions that occurred in the first quarter of 2020, certain loan repayments are no longer expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects for those loans are being recorded in Other comprehensive income. This resulted in gains of $0.6 million being recorded in Other comprehensive income in the second quarter of 2020. Other (income)/expense, net, for the first six months of 2019 included gains related to the revaluation of nonfunctional-currency balances of $1.7 million.

7. Income Taxes
The following table presents components of income tax expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Income tax based on income from continuing operations, at estimated tax rates of 34.0% and 28.4%, respectively	$16,262	$13,821	$23,571	$24,668
Provision for change in estimated tax rate	(490)	(382)	(490)	(382)
Income tax before discrete items	15,772	13,439	23,081	24,286
Discrete tax expense:
Exercise of U.S. stock options	—	(6)	—	(56)
Adjustments to prior period tax liabilities	879	—	767	—
Provision for/resolution of tax audits and contingencies, net	(1,489)	153	(1,733)	347
Out-of-period adjustments to deferred tax assets	—	5	1,830	(2,227)
Changes in opening valuation allowance	(13)	—	3,656	(1,346)
Changes in valuation allowance	222	841	222	841
Other	(7)	(27)	(5)	36
Total income tax expense	$15,364	$14,405	$27,818	$21,881
The second quarter estimated annual effective tax rate on continuing operations was 34.0 percent in 2020, compared to 28.4 percent for the same period in 2019.
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.
The Company’s tax rate is affected by recurring items such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions, including changes in losses and income from excluded loss jurisdictions, and the impact of discrete items in the respective quarter. The higher estimated second quarter 2020 income tax rate is primarily driven by an increase in losses in a foreign jurisdiction that is excluded in calculating the quarterly income tax provision.
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $143.0 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $2.3 million and state income taxes of $2.4 million which have already been recorded.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2020. The Company is currently under audit in U.S and non-U.S. tax jurisdictions, including but not limited to Canada and Italy. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period immaterial charge related to developments in ongoing tax audits, which resulted in a corresponding decrease in deferred tax assets.In the second

Index
quarter of 2020, the US state tax audit was settled. As a result of the audit settlement, the Company recorded a net tax benefit of $1.5 million.
The Company recorded a net deferred tax expense of $1.0 million due to an adjustment of net operating losses related to settled audits. Additionally, the Company also recorded a $0.2 million valuation allowance on the net deferred tax assets of one of its foreign subsidiaries in the second quarter of 2020.

The Company’s subsidiary in Mexico has an intercompany loan payable in U.S. dollars. As a result of the weaker Mexican peso, the Company recorded a revaluation loss of $12.7 million in the first quarter of 2020. That foreign currency loss is not deductible under Mexican tax law, which had a $3.7 million discrete tax impact in the first quarter of 2020. This intercompany loan was designated as a long-term loan as of April 1, 2020 and, as such, the foreign currency impacts are not recorded in the income statement.

8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2020	2019	2020	2019

Net income attributable to the Company	$32,354	$34,054	$41,463	$63,244

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,328	32,299	32,320	32,286
Effect of dilutive stock-based compensation plans:
Stock options	8	12	8	12

Weighted average number of shares used in calculating diluted net income per share	32,336	32,311	32,328	32,298

Average market price of common stock used for calculation of dilutive shares	$54.08	$74.86	$59.73	$73.08

Net income attributable to the Company per share:
Basic	$1.00	$1.05	$1.28	$1.96
Diluted	$1.00	$1.05	$1.28	$1.96

9. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2019 to June 30, 2020:

Index

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications, net of tax	(16,783)	581	(9,028)	(25,230)
Pension/postretirement curtailment loss, net of tax	—	265	—	265
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	1,133	1,133
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	186	—	186
Net current period other comprehensive income	(16,783)	1,032	(7,895)	(23,646)
June 30, 2020	$(139,635)	$(48,962)	$(11,030)	$(199,627)

The table below presents changes in the components of AOCI for the period December 31, 2018 to June 30, 2019:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications, net of tax	(655)	(201)	(6,897)	(7,753)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(649)	(649)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	20	—	20
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(655)	(1,527)	(7,546)	(9,728)
June 30, 2019	$(116,631)	$(48,636)	$(2,849)	$(168,116)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the three and six months ended June 30, 2020 and 2019:

Index

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,116	$(420)	$1,523	$(872)
Income tax effect	(286)	108	(390)	223
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$830	$(312)	$1,133	$(649)

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	$378	$—	$378	$—
Amortization of prior service credit	(1,114)	(1,105)	(2,228)	(2,210)
Amortization of net actuarial loss	1,232	1,118	2,476	2,239
Total pretax amount reclassified (b)	496	13	626	29
Income tax effect	(143)	(4)	(175)	(9)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$353	$9	$451	$20
(a)Included in Interest expense, net are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 15 and 16).
(b)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

10. Noncontrolling Interest
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Six months ended June 30,
(in thousands, except percentages)	2020	2019
Net (loss)/income of Albany Safran Composites (ASC)	$(13,612)	$4,884
Less: Return attributable to the Company's preferred holding	587	652
Net (loss)/income of ASC available for common ownership	$(14,199)	$4,232
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	$(1,420)	$423

Noncontrolling interest, beginning of year	$4,006	$3,031
Net (loss)/income attributable to noncontrolling interest	(1,420)	423
Changes in other comprehensive income attributable to noncontrolling interest	261	(6)
Noncontrolling interest, end of interim period	$2,847	$3,448

11. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2020 and December 31, 2019, Accounts receivable consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Trade and other accounts receivable	$186,266	$201,427
Bank promissory notes	20,279	18,563
Allowance for expected credit losses	(3,933)	(1,719)
Accounts receivable, net	$202,612	$218,271

Index
The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables are invoiced to the customer, with 2% interest, over a 10-year period that began in 2020. As of June 30, 2020 and December 31, 2019, Noncurrent receivables consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Noncurrent receivables	$37,288	$41,234
Allowance for expected credit losses	(387)	—
Noncurrent receivables, net	$36,901	$41,234

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
While an expected credit loss allowance is recorded at the same time the financial asset is recorded, the Company monitors financial assets for credit impairment events to assess whether there has been a significant increase in credit risk since initial recognition, and considers both quantitative and qualitative information. The risk of loss due to credit default increases when one or more events occur that can have a detrimental impact on estimated future cash flows of that financial asset. Evidence that a financial asset is subject to greater credit risk include observable data about significant financial difficulty of the customer, a breach of contract, such as a default or past due event, or it becomes probable that the customer will enter bankruptcy or other financial reorganization, among other factors. It may not be possible to identify a single discrete event, but rather, the combined effect of several events may cause an increase in risk of loss.
The probability of default is driven by the relative financial health of our customer base and that of the industries in which we do business, as well as the broader macro-economic environment. A changing economic environment or forecasted economic scenario can lead to a different probability of default and can suggest that credit risk has changed. Such is the case with the global COVID-19 pandemic, which has increased uncertainty and poses a significant challenge to the macro-economic environment. Management believes this has increased the probability of credit default, causing the Company to increase the allowance for expected credit losses during the current year.
At each reporting period, the Company will recognize the amount of change in current expected credit losses as an allowance gain or loss in Selling, general, and administrative expenses in the Consolidated Statements of Income.
Financial assets are written-off when the Company has no reasonable expectation of recovering the financial asset, either in its entirety, or a portion thereof. This is the case when the Company determines that the customer does not have assets or sources of income that could generate sufficient cash flows to repay the amounts subject to the write-off.
The following table presents the year-to-date (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	June 30, 2020
Specific customer reserves	$(1,719)	$(44)	$(197)	$99	$107	$(1,754)
Incremental expected credit losses	—	(1,139)	(1,067)	30	(3)	(2,179)
Accounts receivable expected credit losses	$(1,719)	$(1,183)	$(1,264)	$129	$104	$(3,933)

Index
The following table presents the year-to-date (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	June 30, 2020
Noncurrent receivables expected credit losses	$—	$(206)	$(190)	$9	$—	$(387)

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
As of June 30, 2020 and December 31, 2019, Contract assets and Contract liabilities consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Contract assets	$96,794	$79,070
Allowance for expected credit losses	(702)	—
Contract assets, net	$96,092	$79,070

Contract liabilities	$8,759	$5,656
Contract assets increased $17.0 million during the six-month period ended June 30, 2020. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the six month periods ended June 30, 2020 and 2019.
As described in Notes 1 and 11, effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL).
The following table presents the year-to-date (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	June 30, 2020

Contract assets expected credit losses	$—	$(403)	$(315)	$9	$7	$(702)

Contract liabilities increased $3.1 million during the six-month period ended June 30, 2020, primarily due to increased billings in excess of revenue recognized from satisfied performance obligations for contracts that were in a contract liability position. Revenue recognized for the six-month periods ended June 30, 2020 and 2019 that was included in the Contract liability balance at the beginning of the year was $2.1 million and $5.2 million, respectively.

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

Index
As of June 30, 2020 and December 31, 2019, Inventories consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$64,897	$52,960
Work in process	39,096	31,744
Finished goods	11,539	10,445
Total inventories	$115,532	$95,149

14. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually at the reporting unit level. Impairment is the condition that exists when the carrying amount of a reporting unit, including goodwill, exceeds its fair value. Our reportable segments are consistent with our operating segments.
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
To determine fair value, we utilize market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company, as well as publicly available industry information, to determine earnings multiples and sales multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.
In the second quarter of 2020, management applied the quantitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. As part of this evaluation, the Company considered projected cash flows and market multiples for the Company’s Machine Clothing reporting unit and three AEC reporting units. Management performed assessments as to whether the fair value of each reporting unit was less than its carrying value as of June 30, 2020 and concluded that it was more likely than not that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated spread between the fair and carrying values. Accordingly, no impairment charges have been recorded during the six months ended June 30, 2020.
We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of June 30, 2020 and December 31, 2019, were as follows:

Index

As of June 30, 2020	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
(in thousands)
Amortized intangible assets:
AEC Trademarks and trade names	6-15	$208	$(143)	$65
AEC Technology	10-15	6,262	(696)	5,566
AEC Intellectual property	15	1,250	(48)	1,202
AEC Customer contracts	6	17,471	(12,383)	5,088
AEC Customer relationships	8-15	51,621	(13,885)	37,736
AEC Other intangibles	5	322	(273)	49
Total amortized intangible assets		$77,134	$(27,428)	$49,706

Unamortized intangible assets:
MC Goodwill		$67,689	$—	$67,689
AEC Goodwill		113,613	—	113,613
Total unamortized intangible assets:		$181,302	$—	$181,302

As of December 31, 2019	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
(in thousands)

Amortized intangible assets:
AEC Trademarks and trade names	6-15	$208	$(135)	$73
AEC Technology	10-15	6,191	(387)	5,804
AEC Intellectual property	15	1,250	(7)	1,243
AEC Customer contracts	6	17,471	(10,927)	6,544
AEC Customer relationships	8-15	51,255	(12,108)	39,147
AEC Other intangibles	5	322	(241)	81
Total amortized intangible assets		$76,697	$(23,805)	$52,892

Unamortized intangible assets:
MC Goodwill		$67,672	$—	$67,672
AEC Goodwill		113,262	—	113,262
Total unamortized intangible assets:		$180,934	$—	$180,934

The changes in intangible assets, net and goodwill from December 31, 2019 to June 30, 2020, were as follows:

Index

(in thousands)	December 31, 2019	Other Changes	Amortization	Currency Translation	June 30, 2020

Amortized intangible assets:
AEC Trademarks and trade names	$73	$—	$(8)	$—	$65
AEC Technology	5,804	—	(309)	71	5,566
AEC Intellectual property	1,243	—	(41)	—	1,202
AEC Customer contracts	6,544	—	(1,456)	—	5,088
AEC Customer relationships	39,147	329	(1,744)	4	37,736
AEC Other intangibles	81	—	(32)	—	49
Total amortized intangible assets	$52,892	$329	$(3,590)	$75	$49,706

Unamortized intangible assets:
MC Goodwill	$67,672	$—	$—	$17	$67,689
AEC Goodwill	113,262	335	—	16	113,613
Total unamortized intangible assets:	$180,934	$335	$—	$33	$181,302

Estimated amortization expense of intangibles for the years ending December 31, 2020 through 2024, is as follows:

Year	Annual amortization (in thousands)
2020	$7,200
2021	7,100
2022	4,900
2023	4,200
2024	4,200
15. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	June 30, 2020	December 31, 2019

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.11% in 2020 and 3.43% in 2019 (including the effect of interest rate hedging transactions, as described below), due in 2022	$435,000	$424,000
Other debt, at an average end of period rate of 5.50% in both 2020 and 2019, due in varying amounts through 2021	17	29
Long-term debt	435,017	424,029
Less: current portion	(17)	(20)
Long-term debt, net of current portion	$435,000	$424,009

On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $435 million of borrowings were outstanding as of June 30, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 26, 2020, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2020, we would have been able to borrow an additional $250 million under the Agreement.
The Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default that are comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company’s subsidiaries.

Index
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
On May 6, 2016, we terminated other interest rate swap agreements that had effectively fixed the interest rate on $120 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We paid $5.2 million to terminate the swap agreements, which was fully amortized into interest expense through June 2020.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2020 was .20%, during the swap period. On June 16, 2020, the all-in-rate on the $350 million of debt was 3.485%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of June 30, 2020, our leverage ratio was 1.48 to 1.00 and our interest coverage ratio was 14.51 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.
We were in compliance with all debt covenants as of June 30, 2020.

16. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at June 30, 2020, or at December 31, 2019.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index

	June 30, 2020			December 31, 2019
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$21,322	$—		$16,375	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	708	—		839	—
Interest rate swaps	—	—		—	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(15,701)	ᵇ	—	(5,518)	ᶜ
(a)Original cost basis $0.5 million.
(b)Net of $1.7 million receivable floating leg and $17.4 million liability fixed leg.
(c)Net of $15.2 million receivable floating leg and $20.7 million liability fixed leg.

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
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of June 30, 2020, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and

Index
amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $1.9 million for the six month period ended June 30, 2020, and $(0.6) million for the six month period ended June 30, 2019. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.4 million for the six month period ended June 30, 2020 and $0.2 million for the six month period ended June 30, 2019.
Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$—	$—	$64	$—

17. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,693 claims as of June 30, 2020.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2015	3,821	116	86	3,791	$164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020 (As of June 30)	3,708	38	23	3,693	$47

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2020, we had resolved, by means of settlement or dismissal, 37,835 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of June 30, 2020, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.

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

18. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2019 to June 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Adoption of accounting standards (a)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Net income	—	—	—	—	—	9,109	—	—	—	(1,515)	7,594
Compensation and benefits paid or payable in shares	13	—	—	—	(682)	—	—	—	—	—	(682)
Options exercised	—	—	—	—	—	—	—	—	—	—	—
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,834)	—	—	—	—	(5,834)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	(25,747)	—	—	109	(25,638)
Pension and postretirement liability adjustments	—	—	—	—	—	—	890	—	—	—	890
Derivative valuation adjustment	—	—	—	—	—	—	(7,708)	—	—	—	(7,708)
March 31, 2020	39,112	$39	1,618	$2	$431,836	$700,021	$(208,546)	8,409	$(256,391)	$2,600	$669,561
Net income	—	—	—	—	—	32,354	—	—	—	95	32,449
Compensation and benefits paid or payable in shares	—	—	—	—	466	—	—	(15)	317	—	783
Options exercised	1	—	—	—	20	—	—	—	—	—	20
Shares issued to Directors	—	—	—	—	416	—	—	—	—	—	416
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,835)	—	—	—	—	(5,835)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	8,964	—	—	152	9,116
Pension and postretirement liability adjustments	—	—	—	—	—	—	142	—	—	—	142
Derivative valuation adjustment	—	—	—	—	—	—	(187)	—	—	—	(187)
Three Months Ended June 30, 2020	39,113	$39	1,618	$2	$432,738	$726,233	$(199,627)	8,394	$(256,074)	$2,847	$706,158

Index
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2018 to June 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Adoption of accounting standards (b)	—	—	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	—	29,190	—	—	—	218	29,408
Compensation and benefits paid or payable in shares	25	—	—	—	(547)	—	—	—	—	—	(547)
Options exercised	3			—	44	—	—	—	—	—	44
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,231)	—	—	—	—	(5,231)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(582)	—	—	—	—	(582)
Cumulative translation adjustments	—	—	—	—	—	—	(654)	—	—	(8)	(662)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(1,487)	—	—	—	(1,487)
Derivative valuation adjustment	—	—	—	—	—	—	(2,851)	—	—	—	(2,851)
March 31, 2019	37,478	$37	3,234	$3	$430,052	$613,057	$(163,380)	8,419	$(256,603)	$3,241	$626,407
Net income	—	—	—	—	—	34,054	—	—	—	205	34,259
Compensation and benefits paid or payable in shares	—	—	—	—	958	—	—	(10)	212	—	1,170
Options exercised	2	—	—	—	28	—	—	—	—	—	28
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,523)	—	—	—	—	(5,523)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(291)	—	—	—	—	(291)
Conversion of Class B shares to Class A shares, rounding	1,616	2	(1,616)	(1)	(1)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1)	—	—	2	1
Pension and postretirement liability adjustments	—	—	—	—	—	—	(40)	—	—	—	(40)
Derivative valuation adjustment	—	—	—	—	—	—	(4,695)	—	—	—	(4,695)
June 30, 2019	39,096	$39	1,618	$2	$431,037	$641,297	$(168,116)	8,409	$(256,391)	$3,448	$651,316
(a)As described in Note 1, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.
(b)The Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.

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
There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:
•Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions;
•In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades; and continuation of coronavirus effects for an extended period;
•In the Albany Engineered Composites segment, extended weakness in commercial aerospace activity, further delays in the Boeing 737 MAX return to service, or unanticipated reductions in demand, delays, technical difficulties, or delays/cancellations in other aerospace programs;
•Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•Other risks and uncertainties detailed in this report.
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

Index
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
A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a further decrease in demand in production for this aircraft, it could have an adverse impact on demand for LEAP engines, which, in turn, could have an adverse impact on demand for our LEAP engine parts. The Company is continuing to monitor developments with our customer. Considerable uncertainty exists with respect to the return-to-service of the 737-MAX and the subsequent ramp-up in our production of LEAP-1B components, which may lead to additional impacts to our revenues from LEAP-1B components in 2020 and future periods. The nature of our cost-plus fee arrangement, however, should somewhat mitigate the impact of such factors on gross margin rate in such future periods. In April 2020, the Company announced the temporary closure of all three of its LEAP production facilities, resulting from depressed demand, due to the ongoing Boeing 737 MAX situation and a pause in production of the Airbus A320neo family. The resumption of operations at these facilities will be undertaken in coordination with our customer and in compliance with all local, state/provincial, and national guidelines or directives. As a result, the year-over-year comparisons for LEAP revenue in the third quarter are expected to be very unfavorable. While management expects to see some recovery in the later part of the year, management expects that full-year LEAP program revenue will be less than half of that generated in 2019.

Index

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Machine Clothing	$153,433	$155,016	(1.0)%	$290,035	$299,349	(3.1)%
Albany Engineered Composites	72,557	118,933	(39.0)%	171,719	225,972	(24.0)%
Consolidated total	$225,990	$273,949	(17.5)%	$461,754	$525,321	(12.1)%
The following tables provide a comparison of 2020 Net sales, excluding the impact of currency translation effects, to 2019 Net sales:

(in thousands, except percentages)	Net sales as reported, Q2 2020	Decrease due to changes in currency translation rates	Q2 2020 sales on same basis as Q2 2019 currency translation rates	Net sales as reported, Q2 2019	% Change compared to Q2 2019, excluding currency rate effects
Machine Clothing	$153,433	$1,559	$154,992	$155,016	—%
Albany Engineered Composites	72,557	26	72,583	118,933	(39.0)%
Consolidated total	$225,990	$1,585	$227,575	$273,949	(16.9)%

(in thousands, except percentages)	Net sales as reported, YTD 2020	Decrease due to changes in currency translation rates	YTD 2020 sales on same basis as 2019 currency translation rates	Net sales as reported, YTD 2019	% Change compared to 2019, excluding currency rate effects
Machine Clothing	$290,035	$3,124	$293,159	$299,349	(2.1)%
Albany Engineered Composites	171,719	486	172,205	225,972	(23.8)%
Consolidated total	$461,754	$3,610	$465,364	$525,321	(11.4)%

Three month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $1.6 million during the second quarter of 2020, as compared to 2019, principally due to the weaker euro and Chinese renminbi in 2020.
•Excluding the effect of changes in currency translation rates:
•Net sales decreased 16.9% compared to the same period in 2019.
•Net sales in MC were flat compared to the second quarter of 2019, as growth in sales for tissue, pulp, and packaging grades were almost completely offset by declines in publications grades and in engineered fabrics.
•Net sales in AEC decreased 39% primarily driven by decline in LEAP program sales.

Six month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $3.6 million during the first six months of 2020, as compared to 2019, principally due to the weaker euro and Chinese renminbi in 2020.
•Excluding the effect of changes in currency translation rates:
•Net sales decreased 11.4% compared to the same period in 2019.
•Net sales in MC decreased 2.1% compared to the first six months of 2019. A decline in sales for the publication and pulp grades sales was partially offset by an increase in packaging grades.

Index
•Net sales in AEC decreased 23.8% primarily driven by decline in LEAP program sales.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Machine Clothing	$83,612	$80,287	$156,264	$154,815
Albany Engineered Composites	19,368	24,895	36,188	42,138
Consolidated total	$102,980	$105,182	$192,452	$196,953
% of Net sales	45.6%	38.4%	41.7%	37.5%

Three month comparison
The decrease in 2020 Gross profit, as compared to the same period in 2019, was principally due to the effect of lower Net sales in AEC, partially offset by an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales:
•Increased from 51.8% in 2019 to 54.5% in 2020 in Machine Clothing, principally due to favorable foreign currency movements (a weaker Brazilian real and Mexican peso), efficiency gains, and reduced depreciation expense.
•Increased from 20.9% in 2019 to 26.7% in 2020 in AEC, driven by a favorable shift in the mix of program revenue and an increase in favorable adjustments to the estimated profitability of long-term contracts, which increased second quarter 2020 Gross profit over $7 million, compared to $5 million in the second quarter of 2019.

Six month comparison
The decrease in 2020 Gross profit, as compared to the same period in 2019, was principally due to the effect of lower Net sales in AEC, partially offset by an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales:
•Increased from 51.7% in 2019 to 53.9% in 2020 in Machine Clothing, principally due to lower depreciation expense. The gross profit margin in 2020 was also favorably impacted by a weaker Brazilian real and Mexican peso.
•Increased from 18.6% in 2019 to 21.1% in 2020 in AEC, principally due to a favorable shift in the mix of program revenue.

Selling, Technical, General, and Research (STG&R)
Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.
The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Machine Clothing	$26,682	$29,814	$51,517	$59,700
Albany Engineered Composites	8,821	7,195	18,018	14,832
Corporate expenses	11,913	13,049	27,117	26,720
Consolidated total	$47,416	$50,058	$96,652	$101,252
% of Net sales	21.0%	18.3%	20.9%	19.3%

Index
Three month comparison
The overall decrease in STG&R expenses in the second quarter of 2020, compared to the same period in 2019, was principally due to the net effect of the following individually significant items:

•In MC, revaluation of nonfunctional currency assets and liabilities resulted in second-quarter losses of $1.1 million in 2020, compared to losses of $0.3 million in 2019. Travel expenses were significantly lower in 2020, as a result of the COVID-19 pandemic.
•In AEC, STG&R expenses increased $1.6 million, principally due STG&R costs of CirComp, which the Company acquired in November 2019.

Six month comparison
The overall decrease in STG&R expenses in the first six months of 2020, compared to the same period in 2019, was principally due to the net effect of the following individually significant items:

•In MC, revaluation of nonfunctional currency assets and liabilities resulted in a gain of $2.6 million in the first six months of 2020, compared to a loss of $0.3 million in 2019. Travel expenses were significantly lower in 2020, as a result of the COVID-19 pandemic. The factors above were partially offset by a charge of $1.0 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.

•In AEC, STG&R expenses increased due to expenses at CirComp, which the Company acquired in November 2019, and a charge of $0.5 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.

•Corporate STG&R expenses increased principally due to former CEO termination costs, partially offset by lower professional fees and travel expenses.

Restructuring Expense
In addition to the items discussed above affecting Gross profit, and STG&R expenses, operating income was affected by restructuring costs of $3.5 million in the first six months of 2020, and $1.4 million for the same period in 2019.
The following table summarizes restructuring expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$388	$935	$1,030	$1,336
Albany Engineered Composites	2,248	(32)	2,248	51
Corporate expenses	201	(4)	201	(4)
Consolidated total	$2,837	$899	$3,479	$1,383

In the second quarter of 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.2 million. As a result of these actions, annual cost savings associated with this action will principally lower Cost of goods sold and Selling, general, and administrative expenses in 2020.

Machine Clothing restructuring charges include expenses for the first six months of 2020 and 2019 principally related to discontinued operations at its production facility in Sélestat, France announced in 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Since 2017, we have recorded $13.1 million of restructuring charges related to this action. Annual cost savings associated with this action has resulted in lower cost of goods sold.

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Index
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$56,543	$49,538	$103,718	$93,781
Albany Engineered Composites	8,299	17,732	15,922	27,254
Corporate expenses	(12,115)	(13,045)	(27,319)	(26,717)
Consolidated total	$52,727	$54,225	$92,321	$94,318
Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Interest expense, net	$3,823	$4,631	$7,800	$9,048
Other expense/(income), net	1,091	930	16,660	(278)
Income tax expense	15,364	14,405	27,818	21,881
Net income/(loss) attributable to the noncontrolling interest	95	205	(1,420)	423

Interest Expense, net
Year-to-date 2020 Interest expense, net, was lower as compared to 2019 due to lower average debt and lower interest rates. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net
Three and six month comparison
The increase in Other (income)/expense, net included the following individually significant items:

•The revaluation of nonfunctional currency cash and intercompany balances resulted in a loss of $0.3 million in the second quarter of 2019 and a negligible effect in the same period of 2020. In the second quarter of 2020, we recorded a charge of $0.4 million related to a pension settlement/curtailment, while no similar item occurred in the same period of 2019.

•For the first six months of 2020, revaluation of nonfunctional currency cash and intercompany balances resulted in a loss of $14.9 million, compared to a net gain of $1.7 million in 2019. The loss in 2020 principally resulted from an intercompany demand loan payable by a Mexican subsidiary, combined with the effects of a much weaker peso in 2020.
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

Three and six month comparison

The Company’s effective tax rates for the second quarter of 2020 and 2019 were 32.1% and 29.6%, respectively, and for the first half of 2020 and 2019, were 41.0% and 25.6%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those

Index
jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the effective tax rate in the second quarter of 2020 and 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(in thousands, except percentages)	Tax Amount	%	Tax Amount	%	Tax Amount	%	Tax Amount	%
Continuing Operations (excluding discrete items)	$16,262	34.0%	$13,821	28.4%	$23,081	34.0%	$24,286	28.4%

Audit settlements	(1,492)	(3.1)%	—	—%	(1,492)	(2.2)%	—	—%
Changes in uncertain tax positions	3	—%	5	—%	(241)	(0.4)%	(2,227)	(2.6)%
Out-of-period adjustments to deferred tax assets	—	—%	—	—%	1,830	2.7%	—	—%
Impact of Mexico foreign currency revaluation losses	(13)	—%	—	—%	3,656	5.4%	—	—%
Changes in opening valuation allowance	—	—%	—	—%	—	—%	(1,346)	(1.6)%
Changes in valuation allowance	222	0.5%	841	1.7%	222	0.3%	841	1.0%
Other tax adjustments	382	0.7%	(262)	(0.5)%	762	1.2%	327	0.4%
Effective Tax Rate	$15,364	32.1%	$14,405	29.6%	$27,818	41.0%	$21,881	25.6%

For more information on income tax, see Note 7 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Segment Results of Operations
Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 63% of our consolidated revenues during the first six months of 2020. MC products are purchased primarily by manufacturers of paper and paperboard.

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

Review of Operations

Index

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Net sales	$153,433	$155,016	$290,035	$299,349
Gross profit	83,612	80,287	156,264	154,815
% of Net sales	54.5%	51.8%	53.9%	51.7%
STG&R expenses	26,682	29,814	51,517	59,700
Operating income	56,543	49,538	103,718	93,781

Net Sales
Three month comparison

•Net sales decreased by 1.0%.

•Changes in currency translation rates had the effect of decreasing second-quarter 2020 sales by $1.6 million compared to the same period in 2019. That currency translation effect was principally due to the weaker euro and Chinese renminbi in the second quarter of 2020, compared to 2019.

•Excluding the effect of changes in currency translation rates, Net sales in MC were flat compared to the second quarter of 2019.

Six month comparison

•Net sales decreased by 3.1%.

•Changes in currency translation rates had the effect of decreasing sales for the first six months of 2020 by $3.1 million compared to the same period in 2019. That currency translation effect was principally due to the weaker euro and Chinese renminbi in the first six months of 2020, compared to 2019.

•Excluding the effect of changes in currency translation rates, Net sales in MC decreased 2.1% compared to the first six months of 2019. A decline in sales for the publication and pulp grades was partially offset by an increase in packaging grades.

Gross Profit
Three and Six month comparison

•The increase in second-quarter MC Gross profit was principally due to favorable foreign currency movements (a weaker Brazilian real and Mexican peso), efficiency gains, and reduced depreciation expense.

•The increase in year-to-date MC gross profit was principally due to lower depreciation expense. Gross profit was also favorably impacted by a weaker Brazilian real and Mexican peso in 2020.

Operating Income
Three month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

Index
•The increase in second-quarter gross profit was principally due to higher gross profit and lower STG&R expenses, as described above.

•Restructuring activities resulted in expense of $0.4 million in the second quarter of 2020, compared to expense of $0.9 million in the same period in 2019.

Six month comparison

The increase in operating income was principally due to the net effect of the following individually significant items:

•The increase in year to date gross profit was principally due to higher gross profit and lower STG&R expenses, as described above.

•Restructuring activities resulted in expense of $1.0 million in the first six months of 2020, compared to expense of $1.3 million in the same period in 2019.

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

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Net sales	$72,557	$118,933	$171,719	$225,972
Gross profit	19,368	24,895	36,188	42,138
% of Net sales	26.7%	20.9%	21.1%	18.6%
STG&R expenses	8,821	7,195	18,018	14,832
Operating income	8,299	17,732	15,922	27,254

Net Sales
Three and six month comparison
The decrease in Net sales was principally due to lower sales in the LEAP program, which is consistent with the outlook for this program provided by the Company in its last quarterly report.

Gross Profit
Three and six month comparison
The decrease in Gross profit was principally due to the decrease in Net sales, partially offset by an increase in gross profit percentage, which was partially due to a favorable shift in the mix of program revenue and an increase in favorable adjustments to the estimated profitability of long-term contracts.

Long-term contracts

Index
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 31 percent of segment revenue for each of the first six months of 2020 and 49 percent in 2019. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a continued reduction in production of this aircraft, this would have an adverse impact on demand for our LEAP engine parts. Such a decrease could, in turn, trigger an increase in demand for A320neo aircraft, which could somewhat offset this negative impact.

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

The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $6.4 million in the first six months of 2020, compared to an increase of $5.6 million for the first six months of 2019.

Operating Income

Three month comparison

The decrease in operating income of $9.4 million in the second quarter of 2020 was principally due to the net effect of the following individually significant items:

•A $46.4 million decrease in Net sales, as described above.

Six month comparison

The decrease in operating income of $11.3 million in the first six months of 2020 was principally due to the net effect of the following individually significant items:

•A $54.3 million decrease in Net sales, as described above.

Index
Liquidity and Capital Resources
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2020	2019
Net income	$40,043	$63,667
Depreciation and amortization	36,024	35,710
Changes in working capital (a)	(57,804)	(17,809)
Changes in other noncurrent liabilities and deferred taxes	8,836	(2,906)
Other operating items	16,935	4,434
Net cash provided by operating activities	44,034	83,096
Net cash used in investing activities	(22,017)	(35,453)
Net cash used in financing activities	(8,224)	(30,106)
Effect of exchange rate changes on cash and cash equivalents	(5,296)	(59)
Increase/(decrease) in cash and cash equivalents	8,497	17,478
Cash and cash equivalents at beginning of period	195,540	197,755
Cash and cash equivalents at end of period	$204,037	$215,233
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable and Accrued liabilities.

Operating activities
Cash flow provided by operating activities was $44.0 million and $83.1 million in the first six months of 2020 and 2019. The decrease of cash generated in 2020 was primarily due to the decrease of profitability in AEC in the LEAP program, which is consistent with the outlook for this program provided by the Company in its last quarterly report.

Cash paid for income taxes was $16.5 million and $17.4 million for the first six months of 2020 and 2019, respectively. The decrease is primarily due to a decrease in corporate income tax payments in Mexico due to decreased pre-tax income in that jurisdiction and decreased withholding payments in Switzerland due to decreased dividend income.

At June 30, 2020, we had $204 million of cash and cash equivalents, of which $160.2 million was held by subsidiaries outside of the United States.

Investing and Financing Activities
Capital expenditures for the first six months were $22.0 million in 2020 and $35.5 million in 2019.
In March 2020, the Company purchased, in cash, the primary CirComp GmbH operating facility in Germany for $5.8 million. This resulted in the recording of land and building assets, and the removal of the Right of use assets and associated lease liabilities that were included in the acquisition-date balance sheet, and is reflected as Principal payments on finance lease liabilities in Financing activities in the Consolidated Statements of Cash Flow.
Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at June 30, 2020 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2020.

Index
On November 7, 2017, we entered into a $685 million unsecured Five-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior $550 million Agreement, entered into on April 8, 2016 (the “Prior Agreement”). Under the Credit Agreement, $435 million of borrowings were outstanding as of June 30, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 30, 2020, the spread was 1.375%. The spread was based on a pricing grid, which ranged from 1.250% to 1.750%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2020, we would have been able to borrow an additional $250 million under the Agreement.
For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements
As of June 30, 2020, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

Index
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
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$56,543	$8,299	$(12,115)	$52,727
Interest, taxes, other income/(expense)	—	—	(20,278)	(20,278)
Net income/(loss) (GAAP)	56,543	8,299	(32,393)	32,449
Interest expense, net	—	—	3,823	3,823
Income tax expense	—	—	15,364	15,364
Depreciation and amortization expense	4,981	11,971	1,002	17,954
EBITDA (non-GAAP)	61,524	20,270	(12,204)	69,590
Restructuring expenses	388	2,248	201	2,837
Foreign currency revaluation (gains)/losses	973	30	20	1,023
Acquisition/integration costs	—	278	—	278
Pre-tax (income) attributable to noncontrolling interest	—	(58)	—	(58)
Adjusted EBITDA (non-GAAP)	$62,885	$22,768	$(11,983)	$73,670

Three months ended June 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$49,538	$17,732	$(13,045)	$54,225
Interest, taxes, other income/(expense)	—	—	(19,966)	(19,966)
Net income/(loss) (GAAP)	49,538	17,732	(33,011)	34,259
Interest expense, net	—	—	4,631	4,631
Income tax expense	—	—	14,405	14,405
Depreciation and amortization expense	5,606	11,071	1,077	17,754
EBITDA (non-GAAP)	55,144	28,803	(12,898)	71,049
Restructuring expenses	935	(32)	(4)	899
Foreign currency revaluation (gains)/losses	317	79	345	741
Pre-tax (income) attributable to noncontrolling	—	(272)	—	(272)
Adjusted EBITDA (non-GAAP)	$56,396	$28,578	$(12,557)	$72,417

Index

Six months ended June 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$103,718	$15,922	$(27,319)	$92,321
Interest, taxes, other income/(expense)	—	—	(52,278)	(52,278)
Net income/(loss) (GAAP)	103,718	15,922	(79,597)	40,043
Interest expense, net	—	—	7,800	7,800
Income tax expense	—	—	27,818	27,818
Depreciation and amortization expense	10,068	23,956	2,000	36,024
EBITDA (non-GAAP)	113,786	39,878	(41,979)	111,685
Restructuring expenses	1,030	2,248	201	3,479
Foreign currency revaluation (gains)/losses	(2,688)	727	14,850	12,889
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	576	—	576
Pre-tax loss attributable to noncontrolling interest	—	1,434	—	1,434
Adjusted EBITDA (non-GAAP)	$112,128	$44,863	$(24,186)	$132,805

Six months ended June 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$93,781	$27,254	$(26,717)	$94,318
Interest, taxes, other income/(expense)	—	—	(30,651)	(30,651)
Net income/(loss) (GAAP)	93,781	27,254	(57,368)	63,667
Interest expense, net	—	—	9,048	9,048
Income tax expense	—	—	21,881	21,881
Depreciation and amortization expense	11,525	21,973	2,212	35,710
EBITDA (non-GAAP)	105,306	49,227	(24,227)	130,306
Restructuring expenses	1,336	51	(4)	1,383
Foreign currency revaluation (gains)/losses	286	314	(1,691)	(1,091)
Pre-tax (income) attributable to noncontrolling interest	—	(561)	—	(561)
Adjusted EBITDA (non-GAAP)	$106,928	$49,031	$(25,922)	$130,037

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
The following tables show the earnings per share effect of certain income and expense items:

Index

Three months ended June 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$2,837	$953	$1,884	$0.06
Foreign currency revaluation (gains)/losses	1,023	536	487	0.02
Acquisition/integration costs	278	83	195	0.01

Three months ended June 30, 2019 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$899	$255	$644	$0.02
Foreign currency revaluation (gains)/losses	741	210	531	0.02

Six months ended June 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$3,479	$1,145	$2,334	$0.07
Foreign currency revaluation (gains)/losses(a)	12,889	(1,009)	13,898	0.44
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	576	172	404	0.02

Six months ended June 30, 2019 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$1,383	$397	$986	$0.03
Foreign currency revaluation (gains)/losses	(1,091)	(329)	(762)	(0.02)

(a)In Q1 2020, the company recorded losses of approximately $17 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

The following table contains the calculation of Adjusted Earnings per share:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2020	2019	2020	2019
Earnings per share (GAAP)	$1.00	$1.05	$1.28	$1.96
Adjustments, after tax:
Restructuring expenses	0.06	0.02	0.07	0.03
Foreign currency revaluation (gains)/losses	0.02	0.02	0.44	(0.02)
Former CEO termination costs	—	—	0.06	—
Acquisition/integration costs	0.01	—	0.02	—
Adjusted Earnings per share	$1.09	$1.09	$1.87	$1.97

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

Index
The following table contains the calculation of net debt:

(in thousands)	June 30, 2020	March 31, 2020	December 31, 2019
Current maturities of long-term debt	$17	$20	$20
Long-term debt	435,000	491,002	424,009
Total debt	435,017	491,022	424,029
Cash and cash equivalents	204,037	222,680	195,540
Net debt	$230,980	$268,342	$228,489

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
•We have experienced larger-than-anticipated declines in demand for MC fabrics used to make certain paper grades, specifically publication paper grades, that could be COVID-19 related. The above effects are likely to continue to have an adverse impact on demand for publication paper grades, and perhaps other grades of paper, including without limitation packaging paper grades, as well as on demand for non-woven fabrics and fiber cement products used in the construction industry; such impacts would in turn adversely impact demand

Index
for the MC products used to manufacture such paper grades or building products. A decline in revenues would lead to lower gross profit on those products and the possibility of unabsorbed fixed manufacturing costs.
•The Albany Engineered Composites segment generates a significant portion of its revenue from commercial aerospace programs and contracts for the U.S. Department of Defense (DOD). The COVID-19 pandemic has significantly impacted passenger air travel which, in turn, has impacted and is likely to continue to impact the commercial aerospace programs that provide a source of revenue for the Company. Such programs could be delayed or canceled which, in addition to a loss of revenue and gross profit, could lead to write-offs for Company investments for those programs. The pandemic has resulted in significant costs for the U.S. government, which could lead to program delays or cancellations, and a corresponding decrease in our revenues. The U.S. Presidential election later in 2020 could increase the uncertainties associated with DOD programs.
•Disruptions in supply chains may place constraints on our ability to source key raw materials and services which could impact our ability to deliver products to customers as scheduled, or could increase manufacturing or delivery costs.
•We have experienced, and may continue to experience, adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against certain key foreign currencies, which negatively affected results in the first quarter of 2020, and could continue to negatively affect, our results of operations and financial condition.
•During periods of economic weakness, the Company may be exposed to greater risk for credit risk. Additionally, we could be required to record significant impairment charges with respect to noncurrent assets, including goodwill and other intangible assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the second quarter of 2020. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2020.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: July 30, 2020	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)