Form 10-Q
period 2020-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2020-10-29
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of October 21, 2020.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$211,999	$271,133	$673,753	$796,454
Cost of goods sold	124,697	167,026	393,999	495,394

Gross profit	87,302	104,107	279,754	301,060
Selling, general, and administrative expenses	39,518	39,841	118,167	121,602
Technical and research expenses	8,301	8,832	26,304	28,323
Restructuring expenses, net	710	(244)	4,189	1,139

Operating income	38,773	55,678	131,094	149,996
Interest expense, net	2,242	3,987	10,042	13,035
Other expense/(income), net	(2,745)	(1,628)	13,915	(1,906)

Income before income taxes	39,276	53,319	107,137	138,867
Income tax expense	9,686	13,194	37,504	35,075

Net income	29,590	40,125	69,633	103,792
Net income/(loss) attributable to the noncontrolling interest	1	116	(1,419)	539
Net income attributable to the Company	$29,589	$40,009	$71,052	$103,253

Earnings per share attributable to Company shareholders - Basic	$0.92	$1.24	$2.20	$3.20

Earnings per share attributable to Company shareholders - Diluted	$0.91	$1.24	$2.20	$3.20

Shares of the Company used in computing earnings per share:
Basic	32,337	32,306	32,326	32,293

Diluted	32,344	32,317	32,333	32,305

Dividends declared per share, Class A and Class B	$0.19	$0.18	$0.57	$0.54
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$29,590	$40,125	$69,633	$103,792

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	19,249	(22,041)	3,047	(24,243)
Pension/postretirement settlements and curtailments	—	—	378	—
Amortization of pension liability adjustments:
Prior service credit	(1,114)	(1,105)	(3,342)	(3,315)
Net actuarial loss	1,244	1,118	3,720	3,357
Payments and amortization related to interest rate swaps included in earnings	1,219	(245)	2,742	(1,117)
Derivative valuation adjustment	(385)	(1,532)	(12,515)	(10,796)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	—	—	(113)	—
Amortization of pension liability adjustment	(32)	(4)	(94)	(13)
Payments and amortization related to interest rate swaps included in earnings	(311)	62	(701)	285
Derivative valuation adjustment	98	392	3,200	2,759
Comprehensive income	49,558	16,770	65,955	70,709
Comprehensive income/(loss) attributable to the noncontrolling interest	202	103	(957)	520
Comprehensive income/(loss) attributable to the Company	$49,356	$16,667	$66,912	$70,189
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$215,304	$195,540
Accounts receivable, net	210,326	218,271
Contract assets, net	104,853	79,070
Inventories	113,107	95,149
Income taxes prepaid and receivable	6,560	6,162
Prepaid expenses and other current assets	30,485	24,142
Total current assets	$680,635	$618,334

Property, plant and equipment, net	442,469	466,462
Intangibles, net	48,281	52,892
Goodwill	184,287	180,934
Deferred income taxes	38,387	51,621
Noncurrent receivables, net	36,228	41,234
Other assets	60,405	62,891
Total assets	$1,490,692	$1,474,368

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$46,740	$65,203
Accrued liabilities	119,221	125,885
Current maturities of long-term debt	12	20
Income taxes payable	12,936	11,611
Total current liabilities	178,909	202,719

Long-term debt	418,000	424,009
Other noncurrent liabilities	134,903	132,725
Deferred taxes and other liabilities	9,022	12,226
Total liabilities	740,834	771,679

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 39,113,172 issued in 2020 and 39,098,792 in 2019	39	39
Class B Common Stock, par value $0.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2020 and 2019	2	2
Additional paid in capital	432,823	432,518
Retained earnings	749,678	698,496
Accumulated items of other comprehensive income:
Translation adjustments	(119,814)	(122,852)
Pension and postretirement liability adjustments	(49,436)	(49,994)
Derivative valuation adjustment	(10,409)	(3,135)
Treasury stock (Class A), at cost; 8,394,022 shares in 2020 and 8,408,770 shares in 2019	(256,074)	(256,391)
Total Company shareholders' equity	746,809	698,683
Noncontrolling interest	3,049	4,006
Total equity	749,858	702,689
Total liabilities and shareholders' equity	$1,490,692	$1,474,368
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING ACTIVITIES
Net income	$29,590	$40,125	$69,633	$103,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,285	15,672	47,289	46,659
Amortization	1,997	1,582	7,017	6,305
Change in deferred taxes and other liabilities	3,074	13,548	12,434	12,802
Provision for write-off of property, plant and equipment	303	(5)	536	1,101
Non-cash interest (income)/expense	(309)	151	(138)	454
Compensation and benefits paid or payable in Class A Common Stock	80	790	596	1,413
Fair value adjustment on foreign currency option	(64)	—	—	—
Provision for credit losses from uncollected receivables and contract assets	(105)	332	1,664	1,136
Foreign currency remeasurement loss/(gain) on intercompany loans	169	(1,049)	15,750	(2,656)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(2,048)	(10,282)	6,069	(8,276)
Contract assets	(7,923)	(9,605)	(27,932)	(6,558)
Inventories	4,585	(3,760)	(20,043)	(21,927)
Prepaid expenses and other current assets	(4,532)	131	(6,989)	(4,057)
Income taxes prepaid and receivable	(454)	304	(662)	662
Accounts payable	(5,108)	363	(15,491)	7,837
Accrued liabilities	2,838	3,407	(8,063)	(8,762)
Income taxes payable	1,786	(5,611)	3,741	1,619
Noncurrent receivables	(228)	(339)	169	(679)
Other noncurrent liabilities	111	(2,251)	(413)	(4,411)
Other, net	(388)	(6)	(1,474)	139
Net cash provided by operating activities	39,659	43,497	83,693	126,593

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,349)	(13,442)	(31,320)	(48,846)
Purchased software	(109)	(257)	(155)	(306)
Net cash used in investing activities	(9,458)	(13,699)	(31,475)	(49,152)

FINANCING ACTIVITIES
Proceeds from borrowings	—	—	70,000	20,000
Principal payments on debt	(17,005)	(58,006)	(76,016)	(95,014)
Principal payments on finance lease liabilities	(335)	(298)	(6,798)	(876)
Taxes paid in lieu of share issuance	—	—	(490)	(971)
Proceeds from options exercised	5	33	25	105
Dividends paid	(6,144)	(5,814)	(18,424)	(17,435)
Net cash used in financing activities	(23,479)	(64,085)	(31,703)	(94,191)

Effect of exchange rate changes on cash and cash equivalents	4,545	(7,207)	(751)	(7,266)

Increase/(decrease) in cash and cash equivalents	11,267	(41,494)	19,764	(24,016)
Cash and cash equivalents at beginning of period	204,037	215,233	195,540	197,755
Cash and cash equivalents at end of period	$215,304	$173,739	$215,304	$173,739
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
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. In the fourth quarter of 2019, Safran leased manufacturing space from AEC for the GE9X program. Rent paid by Safran under this lease amounted to $0.7 million for the first nine months of 2020. AEC Net sales to Safran, substantially all of which were through ASC, were $73.6 million and $175.2 million in the first nine months of 2020 and 2019, respectively.
The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $119.8 million and $114.5 million as of September 30, 2020 and December 31, 2019, respectively. Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2019, approximately 25 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales
Machine Clothing	$138,747	$151,324	$428,782	$450,673
Albany Engineered Composites	73,252	119,809	244,971	345,781
Consolidated total	$211,999	$271,133	$673,753	$796,454
Operating income/(loss)
Machine Clothing	$45,699	$51,906	$149,418	$145,688
Albany Engineered Composites	6,828	17,345	22,749	44,598
Corporate expenses	(13,754)	(13,573)	(41,073)	(40,290)
Operating income	$38,773	$55,678	$131,094	$149,996
Reconciling items:
Interest income	(1,485)	(851)	(2,280)	(2,037)
Interest expense	3,727	4,838	12,322	15,072
Other expense/(income), net	(2,745)	(1,628)	13,915	(1,906)
Income before income taxes	$39,276	$53,319	$107,137	$138,867

There were no material changes in the total assets of the reportable segments in the first nine months of 2020.
The table below presents restructuring costs by reportable segment (also see Note 5):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$384	$(211)	$1,414	$1,125
Albany Engineered Composites	358	(33)	2,606	18
Corporate expenses	(32)	—	169	(4)
Total	$710	$(244)	$4,189	$1,139

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. In 2020, net adjustments to the estimated profitability of long-term contracts increased gross profit by $3.5 million and $9.5 million for the three and nine month periods, respectively, ended September 30, 2020. In 2019, net adjustments to the estimated profitability of long-term contracts increased gross profit by $3.2 million and $8.8 million for the three and nine month periods, respectively, ended September 30, 2019.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following tables disaggregate revenue for each product group by timing of revenue recognition:

	Three months ended September 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$137,899	$848	$138,747

Albany Engineered Composites
ASC	—	17,301	17,301
Other AEC	4,479	51,472	55,951
Total Albany Engineered Composites	4,479	68,773	73,252

Total revenue	$142,378	$69,621	$211,999

	Nine months ended September 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$426,238	$2,544	$428,782

Albany Engineered Composites
ASC	—	72,771	72,771
Other AEC	14,942	157,258	172,200
Total Albany Engineered Composites	14,942	230,029	244,971

Total revenue	$441,180	$232,573	$673,753

	Three months ended September 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$150,524	$800	$151,324

Albany Engineered Composites
ASC	—	56,414	56,414
Other AEC	6,708	56,687	63,395
Total Albany Engineered Composites	6,708	113,101	119,809

Total revenue	$157,232	$113,901	$271,133

Index

	Nine months ended September 30, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$448,273	$2,400	$450,673

Albany Engineered Composites
ASC	—	170,551	170,551
Other AEC	22,850	152,380	175,230
Total Albany Engineered Composites	22,850	322,931	345,781

Total revenue	$471,123	$325,331	$796,454

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Americas PMC	$70,663	$82,763	$225,565	$239,686
Eurasia PMC	50,923	50,330	150,220	155,849
Engineered Fabrics	17,161	18,231	52,997	55,138
Total Machine Clothing Net sales	$138,747	$151,324	$428,782	$450,673

In accordance with ASC 606, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $81 million as of both September 30, 2020 and 2019 and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2020, we expect to recognize as revenue approximately $36 million during 2020 and the remainder during 2021.

3. Business Acquisition
On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for $32.4 million. The Company also agreed to pay approximately $5.5 million that will become due as certain post-closing obligations are performed. Expense related to that agreement will be recognized over the five year performance period. The Company funded the acquisition using a combination of cash on hand and funds drawn on its revolving credit facility. In March 2020, the Company purchased, in cash, the primary operating facility in Germany for $5.8 million, which resulted in the recording of land and building assets, and the removal of the Right of use assets and associated lease liabilities included in the acquisition-date balance sheet.
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
The composition of the net periodic benefit cost for the nine months ended September 30, 2020 and 2019, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$1,728	$1,892	$150	$142
Interest cost	4,621	5,368	1,285	1,585
Expected return on assets	(5,139)	(6,155)	—	—
Settlement cost	145	—	—	—
Curtailment cost	233	—	—	—
Amortization of prior service cost/(credit)	24	51	(3,366)	(3,366)
Amortization of net actuarial loss	1,776	1,687	1,944	1,670
Net periodic benefit cost	$3,388	$2,843	$13	$31

The amount of net periodic pension cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the second quarter of 2020, the Company recorded expense of $0.4 million related to curtailments and settlements. There were no curtailments or settlements in other quarters.
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

5. Restructuring

In 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.6 million for the first nine months of 2020.

Machine Clothing restructuring charges for the first nine months of 2020 and 2019 were principally related to the plant closure of its MC production facility in Sélestat, France that was announced in 2017. Since 2017, we have recorded $13.3 million of restructuring charges related to this action.

Index
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$384	$(211)	$1,414	$1,125
Albany Engineered Composites	358	(33)	2,606	18
Corporate expenses	(32)	—	169	(4)
Total	$710	$(244)	$4,189	$1,139

Nine Months Ended September 30, 2020	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$1,414	$1,414	$—
Albany Engineered Composites	2,606	2,606	—
Corporate expenses	169	169	—
Total	$4,189	$4,189	$—

Nine Months Ended September 30, 2019	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$1,125	$1,081	$44
Albany Engineered Composites	18	18	—
Corporate expenses	(4)	(4)	—
Total	$1,139	$1,095	$44

We expect that approximately $2.8 million of Accrued liabilities for restructuring at September 30, 2020 will be paid within one year and approximately $0.3 million will be paid the following year. The table below presents the year-to-date changes in restructuring liabilities for 2020 and 2019, all of which are related to termination costs:

(in thousands)	December 31, 2019	Restructuring charges accrued	Payments	Currency translation /other	September 30, 2020
Total termination and other costs	$2,042	$4,189	$(3,186)	$46	$3,091

(in thousands)	December 31, 2018	Restructuring charges accrued	Payments	Currency translation /other	September 30, 2019
Total termination and other costs	$5,570	$1,095	$(4,195)	$(360)	$2,110

6. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Currency transaction (gains)/losses	$(148)	$(2,028)	$14,702	$(3,724)
Bank fees and amortization of debt issuance costs	96	81	264	262
Components of net periodic pension and postretirement cost other than service	384	278	1,523	840
Other	(3,077)	41	(2,574)	716
Total	$(2,745)	$(1,628)	$13,915	$(1,906)

Other (Income)/Expense, net for the first three months of 2020 included losses related to the revaluation of nonfunctional-currency balances of $14.8 million, which principally resulted from intercompany demand loans payable by Mexican subsidiaries combined with the effects of a much weaker peso in 2020. As a result of changes in business

Index
conditions that occurred in the first quarter of 2020, certain loan repayments are no longer expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects for those loans are being recorded in Other comprehensive income. This resulted in a gain of $0.6 million, and a loss of $0.6 million being recorded in Other comprehensive income in the second and third quarters of 2020, respectively.
Other (income)/expense, net, for the first nine months of 2019 included gains related to the revaluation of nonfunctional-currency balances of $3.7 million.
In the third quarter 2020 Other income/expense, net we recorded other income of $2.6 million related to a successful claim for a rebate of foreign sales tax paid in previous years.

7. Income Taxes
The following table presents components of income tax expense for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Income tax based on income from continuing operations, at estimated tax rates of 32.2% and 27.5%, respectively	$12,666	$14,662	$34,550	$38,256
Provision for change in estimated tax rate	(1,196)	(692)	—	—
Income tax before discrete items	11,470	13,970	34,550	38,256
Discrete tax expense:
Exercise of U.S. stock options	(7)	(55)	(7)	(111)
Adjustments to prior period tax liabilities	(1,750)	(160)	(983)	187
Provision for/resolution of tax audits and contingencies, net	(46)	(558)	(1,779)	(2,785)
Out-of-period adjustments to deferred tax assets	—	—	1,830	(1,366)
Tax effect of non-deductible foreign exchange loss on intercompany loan	3	—	3,658	—
Changes in valuation allowance	8	(11)	230	830
Other	8	8	5	64
Total income tax expense	$9,686	$13,194	$37,504	$35,075
The third quarter estimated annual effective tax rate on continuing operations was 32.2 percent in 2020, compared to 27.5 percent for the same period in 2019.
Income tax expense for the quarter was determined in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.
The Company’s tax rate is affected by recurring items such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions, including changes in losses and income from excluded loss jurisdictions, and the impact of discrete items in the respective quarter. The higher estimated income tax rate is primarily driven by an increase in losses in a foreign jurisdiction that is excluded in calculating the quarterly income tax provision.
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $156.4 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were repatriated, the Company would be subject to foreign withholding taxes of $2.8 million and state income taxes of $2.6 million which have already been recorded.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2007 to 2020. The Company is currently under audit in U.S and non-U.S. tax jurisdictions, including but not limited to Canada and

Index
the state of Utah. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period immaterial charge related to developments in ongoing tax audits, which resulted in a corresponding decrease in deferred tax assets. In the second quarter of 2020, a U.S. state tax audit was settled, resulting in a net tax benefit of $1.5 million in that quarter.

In 2020, the Company recorded a net tax benefit of $1.0 million related to the adjustment of prior period liabilities. In the third and second quarter of 2020, respectively, the Company recorded a net tax benefit of $1.8 million related to U.S. adjustments of prior period liabilities, and deferred tax expense of $1.0 million due to an adjustment of net operating losses related to settled audits. Additionally, the Company recorded a $0.2 million valuation allowance on the net deferred tax assets of one of its foreign subsidiaries in the second quarter of 2020.

One of the Company’s subsidiaries in Mexico has an intercompany loan payable in U.S. dollars. As a result of the weaker Mexican peso, the Company recorded a revaluation loss of $12.7 million in the first quarter of 2020. That foreign currency loss is not deductible under Mexican tax law, which had a $3.7 million discrete tax impact in the first quarter of 2020. This intercompany loan was designated as a long-term loan as of April 1, 2020 and, as such, the subsequent foreign currency impacts are not recorded in the income statement.

8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2020	2019	2020	2019

Net income attributable to the Company	$29,589	$40,009	$71,052	$103,253

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,337	32,306	32,326	32,293
Effect of dilutive stock-based compensation plans:
Stock options	7	11	7	12

Weighted average number of shares used in calculating diluted net income per share	32,344	32,317	32,333	32,305

Average market price of common stock used for calculation of dilutive shares	$51.81	$82.99	$57.05	$76.45

Net income attributable to the Company per share:
Basic	$0.92	$1.24	$2.20	$3.20
Diluted	$0.91	$1.24	$2.20	$3.20

9. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2019 to September 30, 2020:

Index

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications, net of tax	3,038	9	(9,315)	(6,268)
Pension/postretirement curtailment loss, net of tax	—	265	—	265
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,041	2,041
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	284	—	284
Net current period other comprehensive income	3,038	558	(7,274)	(3,678)
September 30, 2020	$(119,814)	$(49,436)	$(10,409)	$(179,659)

The table below presents changes in the components of AOCI for the period December 31, 2018 to September 30, 2019:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications, net of tax	(23,177)	280	(8,037)	(30,934)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(832)	(832)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	29	—	29
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(23,177)	(1,037)	(8,869)	(33,083)
September 30, 2019	$(139,153)	$(48,146)	$(4,172)	$(191,471)

The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the three and nine months ended September 30, 2020 and 2019:

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,219	$(245)	$2,742	$(1,117)
Income tax effect	(311)	62	(701)	285
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$908	$(183)	$2,041	$(832)

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	$—	$—	$378	$—
Amortization of prior service credit	(1,114)	(1,105)	(3,342)	(3,315)
Amortization of net actuarial loss	1,244	1,118	3,720	3,357
Total pretax amount reclassified (b)	130	13	756	42
Income tax effect	(32)	(4)	(207)	(13)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$98	$9	$549	$29
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

10. Noncontrolling Interest
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Nine months ended September 30,
(in thousands, except percentages)	2020	2019
Net (loss)/income of Albany Safran Composites (ASC)	$(13,310)	$6,368
Less: Return attributable to the Company's preferred holding	884	974
Net (loss)/income of ASC available for common ownership	$(14,194)	$5,394
Ownership percentage of noncontrolling shareholder	10%	10%
Net (loss)/income attributable to noncontrolling interest	$(1,419)	$539

Noncontrolling interest, beginning of year	$4,006	$3,031
Net (loss)/income attributable to noncontrolling interest	(1,419)	539
Changes in other comprehensive income attributable to noncontrolling interest	462	(19)
Noncontrolling interest, end of interim period	$3,049	$3,551

11. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2020 and December 31, 2019, Accounts receivable consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Trade and other accounts receivable	$191,035	$201,427
Bank promissory notes	23,169	18,563
Allowance for expected credit losses	(3,878)	(1,719)
Accounts receivable, net	$210,326	$218,271

Index
The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables are invoiced to the customer, with 2% interest, over a 10-year period that began in 2020. As of September 30, 2020 and December 31, 2019, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Noncurrent receivables	$36,611	$41,234
Allowance for expected credit losses	(383)	—
Noncurrent receivables, net	$36,228	$41,234

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
The following table presents the year-to-date (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	September 30, 2020
Specific customer reserves	$(1,719)	$(44)	$12	$42	$74	$(1,635)
Incremental expected credit losses	—	(1,139)	(1,109)	8	(3)	(2,243)
Accounts receivable expected credit losses	$(1,719)	$(1,183)	$(1,097)	$50	$71	$(3,878)

Index
The following table presents the year-to-date (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	September 30, 2020
Noncurrent receivables expected credit losses	$—	$(206)	$(185)	$8	$—	$(383)

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
As of September 30, 2020 and December 31, 2019, Contract assets and Contract liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Contract assets	$105,626	$79,070
Allowance for expected credit losses	(773)	—
Contract assets, net	$104,853	$79,070

Contract liabilities	$7,913	$5,656
Contract assets increased $25.8 million during the nine-month period ended September 30, 2020. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the nine month periods ended September 30, 2020 and 2019.
As described in Notes 1 and 11, effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL).
The following table presents the year-to-date (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	September 30, 2020

Contract assets expected credit losses	$—	$(403)	$(382)	$4	$8	$(773)

Contract liabilities increased $2.3 million during the nine-month period ended September 30, 2020, primarily due to increased billings in excess of revenue recognized from satisfied performance obligations for contracts that were in a contract liability position. Revenue recognized for the nine-month periods ended September 30, 2020 and 2019 that was included in the Contract liability balance at the beginning of the year was $3.5 million and $6.1 million, respectively.

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

Index
Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories.
As of September 30, 2020 and December 31, 2019, Inventories consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$65,117	$52,960
Work in process	35,207	31,744
Finished goods	12,783	10,445
Total inventories	$113,107	$95,149

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
In the second quarter of 2020, management applied the quantitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. As part of this evaluation, the Company considered projected cash flows and market multiples for the Company’s Machine Clothing reporting unit and three AEC reporting units. Management performed assessments as to whether the fair value of each reporting unit was less than its carrying value as of June 30, 2020 and concluded that it was more likely than not that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated spread between the fair and carrying values. Accordingly, no impairment charges were recorded.
We are continuing to amortize certain patents, trade names, customer relationships, customer contracts and technology assets that have finite lives. The gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of September 30, 2020 and December 31, 2019, were as follows:

Index

As of September 30, 2020	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
(in thousands)
Amortized intangible assets:
AEC Trademarks and trade names	6-15	$208	$(148)	$60
AEC Technology	10-15	6,522	(871)	5,651
AEC Intellectual property	15	1,250	(68)	1,182
AEC Customer contracts	6	17,471	(13,110)	4,361
AEC Customer relationships	8-15	51,763	(14,768)	36,995
AEC Other intangibles	5	322	(290)	32
Total amortized intangible assets		$77,536	$(29,255)	$48,281

Unamortized intangible assets:
MC Goodwill		$69,884	$—	$69,884
AEC Goodwill		114,403	—	114,403
Total unamortized intangible assets:		$184,287	$—	$184,287

As of December 31, 2019	Weighted average amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount
(in thousands)

Amortized intangible assets:
AEC Trademarks and trade names	6-15	$208	$(135)	$73
AEC Technology	10-15	6,191	(387)	5,804
AEC Intellectual property	15	1,250	(7)	1,243
AEC Customer contracts	6	17,471	(10,927)	6,544
AEC Customer relationships	8-15	51,255	(12,108)	39,147
AEC Other intangibles	5	322	(241)	81
Total amortized intangible assets		$76,697	$(23,805)	$52,892

Unamortized intangible assets:
MC Goodwill		$67,672	$—	$67,672
AEC Goodwill		113,262	—	113,262
Total unamortized intangible assets:		$180,934	$—	$180,934

The changes in intangible assets, net and goodwill from December 31, 2019 to September 30, 2020, were as follows:

Index

(in thousands)	December 31, 2019	Other Changes	Amortization	Currency Translation	September 30, 2020

Amortized intangible assets:
AEC Trademarks and trade names	$73	$—	$(13)	$—	$60
AEC Technology	5,804	—	(480)	327	5,651
AEC Intellectual property	1,243	—	(61)	—	1,182
AEC Customer contracts	6,544	—	(2,183)	—	4,361
AEC Customer relationships	39,147	329	(2,626)	145	36,995
AEC Other intangibles	81	—	(49)	—	32
Total amortized intangible assets	$52,892	$329	$(5,412)	$472	$48,281

Unamortized intangible assets:
MC Goodwill	$67,672	$—	$—	$2,212	$69,884
AEC Goodwill	113,262	335	—	806	114,403
Total unamortized intangible assets:	$180,934	$335	$—	$3,018	$184,287

Estimated amortization expense of intangibles for the years ending December 31, 2020 through 2024, is as follows:

Year	Annual amortization (in thousands)
2020	$7,200
2021	7,100
2022	4,900
2023	4,200
2024	4,200
15. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	September 30, 2020	December 31, 2019

Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.17% in 2020 and 3.43% in 2019 (including the effect of interest rate hedging transactions, as described below), due in 2022	$418,000	$424,000
Other debt, at an average end of period rate of 5.50% in both 2020 and 2019, due in varying amounts through 2021	12	29
Long-term debt	418,012	424,029
Less: current portion	(12)	(20)
Long-term debt, net of current portion	$418,000	$424,009

On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). The Credit Agreement matures on October 27, 2024. Under the Prior Agreement, $418 million of borrowings were outstanding as of September 30, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing, with an option to borrow at base rate. At the time of the last borrowing on September 28, 2020, the spread was 1.375%. Under the Prior Agreement, the spread was based on a pricing grid, which ranged from 1.250% to 1.750% and, after giving effect to the amendments, the applicable spread under the Credit Agreement increased by 25 basis points, now ranging from 1.50% to 2.00%, in each case, based on our leverage ratio. Under the Prior Agreement, we were required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00. Under the prior agreement, our leverage ratio was 1.50 to 1.00 and our interest coverage ratio was 14.62 to 1.00 as of September 30, 2020 and, at that date, we would have been able to borrow an additional $267 million.

Index
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
On May 6, 2016, we terminated other interest rate swap agreements that had effectively fixed the interest rate on $120 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We paid $5.2 million to terminate the swap agreements, which were fully amortized into interest expense through June 2020.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2020 was 0.16%, during the swap period. On September 16, 2020, the all-in-rate on the $350 million of debt was 3.485%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16. No cash collateral was received or pledged in relation to the swap agreements.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.
We were in compliance with all debt covenants as of September 30, 2020.

16. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at September 30, 2020, or at December 31, 2019.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2020			December 31, 2019
	Quoted prices in active markets	Significant other observable inputs		Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)		(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$28,705	$—		$16,375	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	872	—		839	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(14,357)	ᵇ	—	(5,518)	ᶜ
(a)Original cost basis $0.5 million.
(b)Net of $1.2 million receivable floating leg and $15.6 million liability fixed leg.

Index
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
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of September 30, 2020, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $3.7 million for the nine month period ended September 30, 2020, and $(0.8) million for the nine month period ended September 30, 2019. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.9 million for the nine month period ended September 30, 2020 and $0.3 million for the nine month period ended September 30, 2019.
Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$—	$—	$(64)	$—

17. Contingencies
Asbestos Litigation

Index
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,616 claims as of September 30, 2020.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2015	3,821	116	86	3,791	$164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020 (As of September 30)	3,708	133	41	3,616	$57

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2020, we had resolved, by means of settlement or dismissal, 37,930 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of September 30, 2020, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

Index
18. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2019 to September 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Adoption of accounting standards (a)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Net income	—	—	—	—	—	9,109	—	—	—	(1,515)	7,594
Compensation and benefits paid or payable in shares	13	—	—	—	(682)	—	—	—	—	—	(682)
Options exercised	—	—	—	—	—	—	—	—	—	—	—
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,834)	—	—	—	—	(5,834)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	(25,747)	—	—	109	(25,638)
Pension and postretirement liability adjustments	—	—	—	—	—	—	890	—	—	—	890
Derivative valuation adjustment	—	—	—	—	—	—	(7,708)	—	—	—	(7,708)
March 31, 2020	39,112	$39	1,618	$2	$431,836	$700,021	$(208,546)	8,409	$(256,391)	$2,600	$669,561
Net income	—	—	—	—	—	32,354	—	—	—	95	32,449
Compensation and benefits paid or payable in shares	—	—	—	—	466	—	—	(15)	317	—	783
Options exercised	1	—	—	—	20	—	—	—	—	—	20
Shares issued to Directors	—	—	—	—	416	—	—	—	—	—	416
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,835)	—	—	—	—	(5,835)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	8,964	—	—	152	9,116
Pension and postretirement liability adjustments	—	—	—	—	—	—	142	—	—	—	142
Derivative valuation adjustment	—	—	—	—	—	—	(187)	—	—	—	(187)
June 30, 2020	39,113	$39	1,618	$2	$432,738	$726,233	$(199,627)	8,394	$(256,074)	$2,847	$706,158
Net income	—	—	—	—	—	29,589	—	—	—	1	29,590
Compensation and benefits paid or payable in shares	—	—	—	—	80	—	—	—	—	—	80
Options exercised	—	—	—	—	5	—	—	—	—	—	5
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,837)	—	—	—	—	(5,837)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	19,821	—	—	201	20,022
Pension and postretirement liability adjustments	—	—	—	—	—	—	(474)	—	—	—	(474)
Derivative valuation adjustment	—	—	—	—	—	—	621	—	—	—	621
September 30, 2020	39,113	$39	1,618	$2	$432,823	$749,678	$(179,659)	8,394	$(256,074)	$3,049	$749,858

Index
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2018 to September 30, 2019:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Adoption of accounting standards (b)	—	—	—	—	—	35	—	—	—	—	35
Net income	—	—	—	—	—	29,190	—	—	—	218	29,408
Compensation and benefits paid or payable in shares	25	—	—	—	(547)	—	—	—	—	—	(547)
Options exercised	3			—	44	—	—	—	—	—	44
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,231)	—	—	—	—	(5,231)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(582)	—	—	—	—	(582)
Cumulative translation adjustments	—	—	—	—	—	—	(654)	—	—	(8)	(662)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(1,487)	—	—	—	(1,487)
Derivative valuation adjustment	—	—	—	—	—	—	(2,851)	—	—	—	(2,851)
March 31, 2019	37,478	$37	3,234	$3	$430,052	$613,057	$(163,380)	8,419	$(256,603)	$3,241	$626,407
Net income	—	—	—	—	—	34,054	—	—	—	205	34,259
Compensation and benefits paid or payable in shares	—	—	—	—	958	—	—	(10)	212	—	1,170
Options exercised	2	—	—	—	28	—	—	—	—	—	28
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,523)	—	—	—	—	(5,523)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(291)	—	—	—	—	(291)
Conversion of Class B shares to Class A shares, rounding	1,616	2	(1,616)	(1)	(1)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1)	—	—	2	1
Pension and postretirement liability adjustments	—	—	—	—	—	—	(40)	—	—	—	(40)
Derivative valuation adjustment	—	—	—	—	—	—	(4,695)	—	—	—	(4,695)
June 30, 2019	39,096	$39	1,618	$2	$431,037	$641,297	$(168,116)	8,409	$(256,391)	$3,448	$651,316
Net income	—	—	—	—	—	40,009	—	—	—	116	40,125
Compensation and benefits paid or payable in shares	—	—	—	—	790	—	—	—	—	—	790
Options exercised	2	—	—	—	33	—	—	—	—	—	33
Shares issued to Directors	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.18 per share	—	—	—	—	—	(5,524)	—	—	—	—	(5,524)
Class B Common Stock, $0.18 per share	—	—	—	—	—	(291)	—	—	—	—	(291)
Conversion of Class B shares to Class A shares, rounding	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(22,522)	—	—	(13)	(22,535)
Pension and postretirement liability adjustments	—	—	—	—	—	—	490	—	—	—	490
Derivative valuation adjustment	—	—	—	—	—	—	(1,323)	—	—	—	(1,323)
September 30, 2019	39,098	$39	1,618	$2	$431,860	$675,491	$(191,471)	8,409	$(256,391)	$3,551	$663,081
(a)As described in Note 1, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.
(b)The Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.

Index
19. Recent Accounting Pronouncements
In August 2018, an accounting update was issued which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures. We are required to adopt this update for our 2020 annual filing which will result in minor changes to footnote disclosures in future filings.
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
A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a further decrease in demand in production for this aircraft, it could have an adverse impact on demand for LEAP engines, which, in turn, could have an adverse impact on demand for our LEAP engine parts. The Company is continuing to monitor developments with our customer. Considerable uncertainty exists with respect to the return-to-service of the 737-MAX and the subsequent ramp-up in our production of LEAP-1B components, which may lead to additional impacts to our revenues from LEAP-1B components in 2020 and future periods. The nature of our cost-plus fee arrangement, however, should somewhat mitigate the impact of such factors on gross margin rate in such future periods. In April 2020, the Company announced the temporary closure of all three of its LEAP production facilities, resulting from depressed demand, due to the ongoing Boeing 737 MAX situation and a pause in production of the Airbus A320neo family. As a result, the year-over-year comparisons for LEAP revenue in the fourth quarter are expected to continue to be unfavorable.

Index

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2020	2019	% Change	2020	2019	% Change
Machine Clothing	$138,747	$151,324	(8.3)%	$428,782	$450,673	(4.9)%
Albany Engineered Composites	73,252	119,809	(38.9)%	244,971	345,781	(29.2)%
Consolidated total	$211,999	$271,133	(21.8)%	$673,753	$796,454	(15.4)%
The following tables provide a comparison of 2020 Net sales, excluding the impact of currency translation effects, to 2019 Net sales:

(in thousands, except percentages)	Net sales as reported, Q3 2020	Increase due to changes in currency translation rates	Q3 2020 sales on same basis as Q3 2019 currency translation rates	Net sales as reported, Q3 2019	% Change compared to Q3 2019, excluding currency rate effects
Machine Clothing	$138,747	$1,837	$136,910	$151,324	(9.5)%
Albany Engineered Composites	73,252	350	72,902	119,809	(39.2)%
Consolidated total	$211,999	$2,187	$209,812	$271,133	(22.6)%

(in thousands, except percentages)	Net sales as reported, YTD 2020	Decrease due to changes in currency translation rates	YTD 2020 sales on same basis as 2019 currency translation rates	Net sales as reported, YTD 2019	% Change compared to 2019, excluding currency rate effects
Machine Clothing	$428,782	$(1,287)	$430,069	$450,673	(4.6)%
Albany Engineered Composites	244,971	(136)	245,107	345,781	(29.1)%
Consolidated total	$673,753	$(1,423)	$675,176	$796,454	(15.2)%

Three month comparison
•Changes in currency translation rates had the effect of increasing Net sales by $2.2 million during the third quarter of 2020, as compared to 2019, principally due to the stronger euro in 2020.
•Excluding the effect of changes in currency translation rates:
•Net sales decreased 22.6% compared to the same period in 2019.
•Net sales in MC decreased 9.5% compared to the third quarter of 2019, driven by declines across all major product grades.
•Net sales in AEC decreased 39.2% primarily driven by a significant decline in the LEAP program. Net sales also decreased in the Boeing 787 program. Those declines were partially offset by growth in the F-35 and CH53K platforms.

Nine month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $1.4 million during the first nine months of 2020, as compared to 2019, principally due to the weaker Chinese renminbi in 2020.
•Excluding the effect of changes in currency translation rates:
•Net sales decreased 15.2% compared to the same period in 2019.
•Net sales in MC decreased 4.6% compared to the first nine months of 2019. A decline in sales for the publication, tissue and pulp grades sales was partially offset by an increase in packaging grades.

Index
•Net sales in AEC decreased 29.1% primarily driven by declines in the LEAP and Boeing 787 program sales partially offset by growth on the F-35 and CH-53K platforms.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Machine Clothing	$71,471	$79,225	$227,734	$234,040
Albany Engineered Composites	15,831	24,882	52,020	67,020
Consolidated total	$87,302	$104,107	$279,754	$301,060
% of Net sales	41.2%	38.4%	41.5%	37.8%

Three month comparison
The decrease in 2020 Gross profit, as compared to the same period in 2019, was principally due to the effect of lower Net sales in AEC, partially offset by an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales:
•Decreased from 52.4% in 2019 to 51.5% in 2020 in Machine Clothing, principally due to lower absorption of fixed costs due to the lower Net sales, partially offset by favorable foreign currency exchange rates (Brazilian real and Mexican peso).
•Increased from 20.8% in 2019 to 21.6% in 2020 in AEC, driven by a favorable mix in program revenue and an increase in favorable adjustments to the estimated profitability of long-term contracts, which increased third quarter 2020 Gross profit by $3.5 million, compared to $3.3 million in the third quarter of 2019.

Nine month comparison
The decrease in 2020 Gross profit, as compared to the same period in 2019, was principally due to the effect of lower Net sales in AEC, partially offset by an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales:
•Increased from 51.9% in 2019 to 53.1% in 2020 in Machine Clothing, principally due to lower depreciation expense. The gross profit margin in 2020 was also favorably impacted by a weaker Brazilian real and Mexican peso.
•Increased from 19.4% in 2019 to 21.2% in 2020 in AEC, principally due to a favorable shift in the mix of program revenue.

Selling, Technical, General, and Research (STG&R)
Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.
The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Machine Clothing	$25,386	$27,529	$76,903	$87,227
Albany Engineered Composites	8,646	7,572	26,664	22,404
Corporate expenses	13,787	13,572	40,904	40,294
Consolidated total	$47,819	$48,673	$144,471	$149,925
% of Net sales	22.6%	18.0%	21.4%	18.8%

Index
Three month comparison
The overall decrease in STG&R expenses in the third quarter of 2020, compared to the same period in 2019, was principally due to the net effect of the following individually significant items:

•In MC, revaluation of nonfunctional currency assets and liabilities resulted in third-quarter losses of $1.3 million in 2020, compared to gains of $1.0 million in 2019. That effect was offset by lower travel and incentive compensation expense.
•In AEC, STG&R expenses increased $1.1 million, principally due STG&R costs of CirComp, which the Company acquired in November 2019.
•Corporate expenses increased in 2020 due to higher incentive compensation expense, partially offset by lower travel expenses as a result of the COVID-19 pandemic.
Nine month comparison
The overall decrease in STG&R expenses in the first nine months of 2020, compared to the same period in 2019, was principally due to the net effect of the following individually significant items:

•In MC, the following items impacted STG&R expenses
◦Revaluation of nonfunctional currency assets and liabilities resulted in a gain of $1.3 million in the first nine months of 2020, compared to a gain of $0.7 million in 2019.
◦Travel expenses were significantly lower in 2020, as a result of the COVID-19 pandemic.
◦Changes in currency translation rates had the effect of decreasing STG&R by $1.5 million.
◦The factors above were partially offset by a charge of $1.0 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.

•In AEC, STG&R expenses increased due to expenses at CirComp, which the Company acquired in November 2019, and a charge of $0.5 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.

•Corporate STG&R expenses increased principally due to former CEO termination costs and higher incentive compensation expense partially offset by lower professional fees and travel expenses.

Restructuring Expense
In addition to the items discussed above affecting Gross profit, and STG&R expenses, operating income was affected by restructuring costs of $4.2 million in the first nine months of 2020, compared to $1.1 million for the same period of 2019.
The following table summarizes restructuring expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$384	$(211)	$1,414	$1,125
Albany Engineered Composites	358	(33)	2,606	18
Corporate expenses	(32)	—	169	(4)
Consolidated total	$710	$(244)	$4,189	$1,139

In 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.6 million for the first three quarters of 2020. As a result of these actions, annual cost savings associated with this action will principally lower Cost of goods sold and Selling, general, and administrative expenses in 2020.

Machine Clothing restructuring charges for the first nine months of 2020 and 2019 were principally related to dthe plant closure of its MC production facility in Sélestat, France that was announced in 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Since 2017, we have recorded $13.3 million of restructuring charges related to this action.

Index

For more information on our restructuring charges, see Note 5 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Machine Clothing	$45,699	$51,906	$149,418	$145,688
Albany Engineered Composites	6,828	17,345	22,749	44,598
Corporate expenses	(13,754)	(13,573)	(41,073)	(40,290)
Consolidated total	$38,773	$55,678	$131,094	$149,996
Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Interest expense, net	$2,242	$3,987	$10,042	$13,035
Other expense/(income), net	(2,745)	(1,628)	13,915	(1,906)
Income tax expense	9,686	13,194	37,504	35,075
Net income/(loss) attributable to the noncontrolling interest	1	116	(1,419)	539

Interest Expense, net
Year-to-date 2020 Interest expense, net, was lower as compared to 2019 due to lower average debt and lower interest rate. The successful resolution of a claim for rebate of foreign sales tax paid reduced interest expense,net by $0.9 million. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (Income)/Expense, net
Three and nine month comparison
The increase in Other (income)/expense, net included the following individually significant items:

•The revaluation of nonfunctional currency cash and intercompany balances resulted in a gain of $2.0 million in the third quarter of 2019 compared to a gain of $0.1 million for the same period of 2020.

•For the first nine months of 2020, revaluation of nonfunctional currency cash and intercompany balances resulted in a loss of $14.7 million, compared to a net gain of $3.7 million in 2019. The loss in 2020 principally resulted from intercompany demand loans payable by Mexican subsidiaries, combined with the effects of a much weaker peso in 2020.

•In the third quarter of 2020, the Company successfully resolved a claim for a rebate of foreign sales tax paid in previous years, resulting in a gain of $2.6 million.

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

Index
Three and nine month comparison

The Company’s effective tax rates for the third quarter of 2020 and 2019 were 24.7% and 24.7%, respectively, and for the first three quarters of 2020 and 2019, were 35.0% and 25.3%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.

Significant items that impacted the effective tax rate in the third quarters of 2020 and 2019 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(in thousands, except percentages)	Tax Amount	%	Tax Amount	%	Tax Amount	%	Tax Amount	%
Continuing Operations (excluding discrete items)	$12,666	32.2%	$14,662	27.5%	$34,550	32.2%	$38,256	27.5%

Audit settlements	(8)	—%	—	—%	(1,500)	(1.4)%	—	—%
Changes in uncertain tax positions	(38)	(0.1)%	(558)	(1.0)%	(279)	(0.3)%	(2,785)	(2.0)%
Out-of-period adjustments to deferred tax assets	—	—%	—	—%	1,830	1.7%	—	—%
Impact of Mexico foreign currency revaluation losses	—	—%	—	—%	3,658	3.4%	—	—%
Changes in opening valuation allowance	—	—%	(20)	—%	—	—%	(1,366)	(1.0)%
Changes in valuation allowance	8	—%	(11)	—%	230	0.2%	830	0.6%
Adjustment of prior year taxes	(1,750)	(4.5)%	(160)	(0.3)%	(983)	(0.9)%	187	0.1%
Other tax adjustments	(1,192)	(2.9)%	(719)	(1.5)%	(2)	0.1%	(47)	0.1%
Effective Tax Rate	$9,686	24.7%	$13,194	24.7%	$37,504	35.0%	$35,075	25.3%

For more information on income tax, see Note 7 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Segment Results of Operations
Machine Clothing Segment

Machine Clothing is our primary business segment and accounted for 64% of our consolidated revenues during the first nine months of 2020. MC products are purchased primarily by manufacturers of paper and paperboard.

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

Index
We have incurred significant restructuring charges in recent periods as we reduced MC manufacturing capacity and administrative positions in various countries.

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Net sales	$138,747	$151,324	$428,782	$450,673
Gross profit	71,471	79,225	227,734	234,040
% of Net sales	51.5%	52.4%	53.1%	51.9%
STG&R expenses	25,386	27,529	76,903	87,227
Operating income	45,699	51,906	149,418	145,688

Net Sales
Three month comparison

•Net sales decreased by 8.3%.

•Changes in currency translation rates had the effect of increasing third-quarter 2020 sales by $1.8 million compared to the same period in 2019. That currency translation effect was principally due to the stronger euro in the third quarter of 2020, compared to 2019.

•Excluding the effect of changes in currency translation rates, Net sales in MC decreased 9.5% compared to the third quarter of 2019, driven by declines across all major product grades.

Nine month comparison

•Net sales decreased by 4.9%.

•Changes in currency translation rates had the effect of decreasing sales for the first nine months of 2020 by $1.3 million compared to the same period in 2019. That currency translation effect was principally due to the weaker Chinese renminbi in the first nine months of 2020, compared to 2019.

•Excluding the effect of changes in currency translation rates, Net sales in MC decreased 4.6% compared to the first nine months of 2019. A decline in sales for the publication, tissue and pulp grades was partially offset by an increase in packaging grades.

Gross Profit
Three and Nine month comparison

•The decrease in third-quarter MC Gross profit was principally due to lower Net sales which led to lower fixed cost absorption, partially offset by favorable foreign currency movements (a weaker Brazilian real and Mexican peso).

•The decrease in year-to-date MC gross profit was principally due to lower depreciation expense. Gross profit was also favorably impacted by a weaker Brazilian real and Mexican peso in 2020.

Operating Income

Index
Three month comparison

The decrease in operating income was principally due to the net effect of lower Gross profit, partially offset by lower STG&R expenses.

Nine month comparison

The decrease in operating income was principally due to the net effect of lower Gross profit, partially offset by lower STG&R expenses.

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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Net sales	$73,252	$119,809	$244,971	$345,781
Gross profit	15,831	24,882	52,020	67,020
% of Net sales	21.6%	20.8%	21.2%	19.4%
STG&R expenses	8,646	7,572	26,664	22,404
Operating income	6,828	17,345	22,749	44,598

Net Sales
Three and nine month comparison
The decrease in Net sales was principally due to lower LEAP and Boeing 787 program sales partially offset by growth on the F-35 and CH-53K platforms, which is consistent with the outlook for these programs provided by the Company in its last quarterly report.

Gross Profit
Three and nine month comparison
The decrease in Gross profit was principally due to the decrease in Net sales, partially offset by an increase in gross profit percentage, which was partially due to a favorable shift in the mix of program revenue.

Long-term contracts
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 29 percent of segment revenue for the first nine months of 2020 and 47 percent in 2019. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. A number of countries, including the United States, have issued orders grounding Boeing 737 MAX aircraft. If these groundings cause a continued reduction in

Index
production of this aircraft, this would have an adverse impact on demand for our LEAP engine parts. Such a decrease could, in turn, trigger an increase in demand for A320neo aircraft, which could somewhat offset this negative impact.

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

The sum of net adjustments to the estimated profitability of long-term contracts increased AEC Gross profit by $9.5 million in the first nine months of 2020, compared to an increase of $8.8 million for the first nine months of 2019.

Operating Income

Three month comparison

The decrease in operating income of $10.5 million in the third quarter of 2020 was principally due to the decrease in Net sales, as described above.

Nine month comparison

The decrease in operating income of $21.8 million in the first nine months of 2020 was principally due to the decrease in Net sales, as described above.

Liquidity and Capital Resources
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2020	2019
Net income	$69,633	$103,792
Depreciation and amortization	54,306	52,964
Changes in working capital (a)	(65,460)	(37,686)
Changes in other noncurrent liabilities and deferred taxes	12,021	8,391
Other operating items	13,193	(868)
Net cash provided by operating activities	83,693	126,593
Net cash used in investing activities	(31,475)	(49,152)
Net cash used in financing activities	(31,703)	(94,191)
Effect of exchange rate changes on cash and cash equivalents	(751)	(7,266)
Increase/(decrease) in cash and cash equivalents	19,764	(24,016)
Cash and cash equivalents at beginning of period	195,540	197,755
Cash and cash equivalents at end of period	$215,304	$173,739
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable and Accrued liabilities.

Operating activities
Cash flow provided by operating activities was $83.7 million and $126.6 million in the first nine months of 2020 and 2019. The decrease of cash generated in 2020 was primarily due to increased working capital and decreased income from the LEAP program, which is consistent with the outlook for this program provided by the Company in its last quarterly report.

Index
Cash paid for income taxes remained relatively flat year over year at $21.9 million and $21.4 million for the first nine months of 2020 and 2019, respectively.

At September 30, 2020, we had $215.3 million of cash and cash equivalents, of which $180.1 million was held by subsidiaries outside of the United States.

Investing and Financing Activities
Capital expenditures for the first nine months were $31.5 million in 2020 and $49.2 million in 2019.
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

Capital Resources
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at September 30, 2020 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2020.

On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). The Credit Agreement matures on October 27, 2024. Under the Prior Agreement, $418 million of borrowings were outstanding as of September 30, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing, with an option to borrow at base rate. At the time of the last borrowing on September 28, 2020, the spread was 1.375%. Under the Prior Agreement, the spread was based on a pricing grid, which ranged from 1.250% to 1.750% and, after giving effect to the amendments, the applicable spread under the Credit Agreement increased by 25 basis points, now ranging from 1.50% to 2.00%, in each case, based on our leverage ratio. Under the Prior Agreement, we were required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00. Under the prior agreement, our leverage ratio was 1.50 to 1.00 and our interest coverage ratio was 14.62 to 1.00 as of September 30, 2020 and, at that date, we would have been able to borrow an additional $267 million.
For more information, see Note 15 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements
As of September 30, 2020, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements
The information set forth under Note 19 contained in Item 1, “Notes to Consolidated Financial Statements”, which is incorporated herein by reference.

Non-GAAP Measures

Index
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

Index
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$45,699	$6,828	$(13,754)	$38,773
Interest, taxes, other income/(expense)	—	—	(9,183)	(9,183)
Net income/(loss) (GAAP)	45,699	6,828	(22,937)	29,590
Interest expense, net	—	—	2,242	2,242
Income tax expense	—	—	9,686	9,686
Depreciation and amortization expense	5,074	12,236	972	18,282
EBITDA (non-GAAP)	50,773	19,064	(10,037)	59,800
Restructuring expenses	384	358	(32)	710
Foreign currency revaluation (gains)/losses	1,422	(226)	(144)	1,052
Acquisition/integration costs	—	291	—	291
Pre-tax (income) attributable to noncontrolling interest	—	(22)	—	(22)
Adjusted EBITDA (non-GAAP)	$52,579	$19,465	$(10,213)	$61,831

Three months ended September 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$51,906	$17,345	$(13,573)	$55,678
Interest, taxes, other income/(expense)	—	—	(15,553)	(15,553)
Net income/(loss) (GAAP)	51,906	17,345	(29,126)	40,125
Interest expense, net	—	—	3,987	3,987
Income tax expense	—	—	13,194	13,194
Depreciation and amortization expense	5,149	11,087	1,018	17,254
EBITDA (non-GAAP)	57,055	28,432	(10,927)	74,560
Restructuring expenses	(211)	(33)	—	(244)
Foreign currency revaluation (gains)/losses	(1,021)	341	(2,026)	(2,706)
Pre-tax (income) attributable to noncontrolling interest	—	(161)	—	(161)
Adjusted EBITDA (non-GAAP)	$55,823	$28,579	$(12,953)	$71,449

Index

Nine months ended September 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$149,418	$22,749	$(41,073)	$131,094
Interest, taxes, other income/(expense)	—	—	(61,461)	(61,461)
Net income/(loss) (GAAP)	149,418	22,749	(102,534)	69,633
Interest expense, net	—	—	10,042	10,042
Income tax expense	—	—	37,504	37,504
Depreciation and amortization expense	15,142	36,192	2,972	54,306
EBITDA (non-GAAP)	164,560	58,941	(52,016)	171,485
Restructuring expenses	1,414	2,606	169	4,189
Foreign currency revaluation (gains)/losses	(1,265)	501	14,705	13,941
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	867	—	867
Pre-tax loss attributable to noncontrolling interest	—	1,412	—	1,412
Adjusted EBITDA (non-GAAP)	$164,709	$64,327	$(34,400)	$194,636

Nine months ended September 30, 2019
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$145,688	$44,598	$(40,290)	$149,996
Interest, taxes, other income/(expense)	—	—	(46,204)	(46,204)
Net income/(loss) (GAAP)	145,688	44,598	(86,494)	103,792
Interest expense, net	—	—	13,035	13,035
Income tax expense	—	—	35,075	35,075
Depreciation and amortization expense	16,674	33,059	3,231	52,964
EBITDA (non-GAAP)	162,362	77,657	(35,153)	204,866
Restructuring expenses	1,125	18	(4)	1,139
Foreign currency revaluation (gains)/losses	(734)	655	(3,716)	(3,795)
Pre-tax (income) attributable to noncontrolling interest	—	(722)	—	(722)
Adjusted EBITDA (non-GAAP)	$162,753	$77,608	$(38,873)	$201,488

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
The following tables show the earnings per share effect of certain income and expense items:

Index

Three months ended September 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$710	$232	$478	$0.01
Foreign currency revaluation (gains)/losses	1,052	526	526	0.02
Acquisition/integration costs	291	87	204	0.01

Three months ended September 30, 2019 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$(244)	$(67)	$(177)	$(0.01)
Foreign currency revaluation (gains)/losses	(2,706)	(744)	(1,962)	(0.06)

Nine months ended September 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$4,189	$1,377	$2,812	$0.08
Foreign currency revaluation (gains)/losses(a)	13,941	(483)	14,424	0.46
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	867	259	608	0.03

Nine months ended September 30, 2019 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses	$1,139	$330	$809	$0.02
Foreign currency revaluation (gains)/losses	(3,795)	(1,073)	(2,722)	(0.08)

(a)In Q1 2020, the company recorded losses of approximately $17 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

The following table contains the calculation of Adjusted Earnings per share:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2020	2019	2020	2019
Earnings per share (GAAP)	$0.92	$1.24	$2.20	$3.20
Adjustments, after tax:
Restructuring expenses	0.01	(0.01)	0.08	0.02
Foreign currency revaluation (gains)/losses	0.02	(0.06)	0.46	(0.08)
Former CEO termination costs	—	—	0.06	—
Acquisition/integration costs	0.01	—	0.03	—
Adjusted Earnings per share	$0.96	$1.17	$2.83	$3.14

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

Index
The following table contains the calculation of net debt:

(in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Current maturities of long-term debt	$12	$17	$20	$20
Long-term debt	418,000	435,000	491,002	424,009
Total debt	418,012	435,017	491,022	424,029
Cash and cash equivalents	215,304	204,037	222,680	195,540
Net debt	$202,708	$230,980	$268,342	$228,489

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

Index
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the third quarter of 2020. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2020.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: October 29, 2020	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)