Form 10-K
period 2020-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2021-02-25
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number: 1-10026
______________________________________________________________
ALBANY INTERNATIONAL CORP.
____________________________________________________________________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $1.8 billion.

The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021.	III

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
There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:
•Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions, including continuation of COVID-19 pandemic effects for an extended period of time;
•In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades;
•In the Albany Engineered Composites segment, longer-than-expected timeframe for the aerospace industry to utilize existing inventories, and unanticipated reductions in demand, delays, technical difficulties or cancellations in aerospace programs that are expected to generate revenue and drive long-term growth;
•Failure to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment; and
•Other risks and uncertainties detailed in this report and other periodic reports.
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
The MC segment also supplies engineered fabrics used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and tannery and textile industries.
The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and drying fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated Net sales during one or more of the last three years. No individual customer accounted for as much as 10 percent of MC segment Net sales in any of the periods presented. A majority of MC segment Net sales in the year ended December 31, 2020 were for use in the production of the growing grades of tissue, containerboard, other paper categories, and other engineered fabrics, while less than 20% of MC segment Net sales were for the production of the declining newsprint and printing and writing papers categories.
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 11 percent of the Company’s consolidated Net sales in 2020. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K, and JASSM programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2020, approximately 46% of the AEC segment’s sales were related to U.S. government contracts or programs.
See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.
Following is a table of Net sales by segment for 2020, 2019, and 2018.

(in thousands)	2020	2019	2018
Machine Clothing	$572,955	$601,254	$611,858
Albany Engineered Composites	327,655	452,878	370,621
Consolidated total	$900,610	$1,054,132	$982,479

Index

The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, is included in “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein.
International Operations
Our Machine Clothing business segment maintains manufacturing facilities in Brazil, Canada, China, France, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. MC's global manufacturing footprint is designed to most efficiently meet regional customer requirements. Our AEC business segment maintains manufacturing facilities in the United States, France, Mexico, and Germany to meet customer demand in those regions.
Our global presence subjects us to certain risks, including tariffs and other restrictions on trade, and controls on foreign exchange and the repatriation of funds. While the direct impact of recent developments in global trade and tariff policy has not been significant, there is risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not indefinitely reinvested. While, to date, we have been able to make such repatriations without substantial governmental restrictions, changes in the trade or regulatory compliance in any country that we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future.
Working Capital, Customers, Seasonality, and Backlog
Payment terms granted to paper industry and other machine clothing customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation. In some markets, customer agreements require us to maintain significant amounts of finished goods inventory to assure continuous availability of our products.
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
The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. AEC's working capital levels rose sharply in the last few years. In 2018 and 2019, the increased working capital was associated with revenue growth while, in 2020, a slowdown in several key programs resulted in working capital increases, principally Contract assets.
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

Backlog in the MC segment was $190 million at December 31, 2020, compared to $166 million at December 31, 2019. Backlog in the AEC segment decreased to $242 million at December 31, 2020, compared to $288 million at December 31, 2019. The decrease in AEC’s backlog was due to the longer-than-expected delays in the Boeing 737 MAX return to service, and effects of the COVID-19 pandemic on the aerospace industry. All of the backlog in MC and substantially all of the AEC backlog is expected to be invoiced during the next 12 months.
Research and Development and Technology
We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much of our research activity supports existing products, we also engage in significant research and development activities for new technology platforms, products and product enhancements.

Index

MC segment products are custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for machine, position, and application. As a result, many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation. This innovation has resulted in new MC products and/or enhancements across all of our product lines.
Albany Engineered Composites designs, develops and manufactures advanced composite parts for complex aerospace applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated material placement, filament winding, through-thickness reinforcement, braiding, and thermoplastic pultrusion.
In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.
Company-funded research expenses totaled $25.8 million in 2020, $26.9 million in 2019, and $29.8 million in 2018. In 2020, these costs were 2.9 percent of total Company Net sales, including $9.8 million, or 3.0 percent of Net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $5.1 million in 2020, $6.8 million in 2019, and $3.5 million in 2018.
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
Competition
In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30 percent in 2020, while the two largest competitors each had a market share of approximately half of ours.

Index

While some competitors in the MC segment tend to compete more on the basis of price, and others attempt to compete more on the basis of technology, both are significant competitive factors in this industry. Albany’s Machine Clothing product portfolio is broad and deep, with products for every part of the machine and a wide range of machine types and paper grades. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve - work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new products that offer each customer the possibility of even better performance and increased savings. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell – are reflected in the Company’s strong competitive position in the marketplace. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and often bundle clothing with original or rebuilt machines and/or aftermarket services.
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
Human Capital Resources
Albany International recognizes that its long, successful history and future opportunities are directly linked to dedicated, engaged and diverse employees that serve the Company in all business operations. Albany currently employs over 4,000 people, with significant operations in North America, South America, Europe and Asia. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. A number of hourly employees outside of the United States are members of various unions. In general, we consider our relations with employees to be excellent. Employees participate in regular training programs appropriate for their responsibility and extensive optional training programs have been developed for those who seek professional and personal growth opportunities. All employees are required to participate in safety training on a regular basis.
The Company’s Executive Vice President- Human Resources and Chief Human Resources Officer meets regularly with the Chief Executive Officer to align Human Capital strategy, plan and initiatives with business strategy and goals. Albany’s Human Capital Resources plan ensures that we provide a rewarding employee experience across the company. We continuously review our Human Capital Resources metrics, including safety metrics and action plans, to promote an emotionally and physically safe and inclusive working environment.

Executive Officers of the Registrant
The following table sets forth certain information with respect to the executive officers of the Company as of February 25, 2021:
A. William Higgins, 62, President and Chief Executive Officer, joined the Company in 2020. He has served the Company as President and Chief Executive Officer since January 2020. He has been a director of the Company since 2016 and served as Chairman of the Board from February 2019 until January 2020. From 2005 to 2012 he served CIRCOR International, Inc. in a variety of senior organizational positions, including Chief Executive Officer and Chairman. Prior to joining CIRCOR, he held a variety of senior management positions with Honeywell International and AlliedSignal.
Stephen M. Nolan, 51, Chief Financial Officer and Treasurer, joined the Company in 2019. He has served the Company as Chief Financial Officer and Treasurer since April 2019. Prior to joining the Company, he served as Chief

Index

Financial Officer of Esterline and previously held the same role at Vista Outdoor, Inc. He previously worked in a number of strategic and operational management roles at ATK, including Senior Vice President for Strategy and Business Development and several business unit leadership positions. Earlier in his career, Mr. Nolan served in corporate development and strategy roles at Raytheon Company and as a strategy consultant at McKinsey & Company.
Daniel A. Halftermeyer, 59, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.
Greg Harwell, 57, President – Albany Engineered Composites, joined the Company in 2019. He has served the Company as President - Albany Engineered Composites since November 2019. Prior to joining the company, he served as President of Aerostructures for Precision Castparts (PCC) managing all aspects of the organization for the Aerostructures division. He also served as Vice President and General Manager in charge of Global Operations Strategy at Alcoa Fastening Systems and Rings, and before November 2014 was responsible for multiple operations within Alcoa Fastening Systems. From June 2019 until he joined Albany International, Mr. Harwell was a consultant to Arlington Capital Partners, providing M&A advisory services.
Alice McCarvill, 56, Executive Vice President- Human Resources and Chief Human Resources Officer, joined the Company in 2018. She has served the Company as Executive Vice President- Human Resources and Chief Human Resources Officer since February 2019. She joined the Company in March 2018 as Executive Vice President- Human Resources. Prior to 2018 she was Group VP Human Resources for Arconic Engineered Products and Solutions.
Joseph M. Gaug, 57, Vice President- General Counsel and Secretary, joined the Company in 2004. He has served the Company as Vice President- Secretary and General Counsel since May 2020. He previously served as Associate General Counsel from 2004 and as Associate General Counsel and Assistant Secretary from 2006 to May 2020. Prior to 2004 he was a principal at McNamee, Lochner, Titus & Williams, PC.
Robert A. Hansen, 63, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.
David M. Pawlick, 59, Vice President – Controller, joined the Company in 2000. He has served the Company as Vice President – Controller since 2008, and as Director of Corporate Accounting from 2000 to 2008. From 1994 to 2000 he served as Director of Finance and Controller for Ahlstrom Machinery, Inc. in Glens Falls, New York. Prior to 1994, he was employed as an Audit Manager for Coopers & Lybrand.
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

Index

calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

Index

Item 1A.    RISK FACTORS

The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing the Company. This list is not all-inclusive or necessarily in order of importance. If any of the events contemplated by the following risks occurs, our business, financial condition, or results of operations could be materially adversely affected. Some of these risks are described below and in the documents incorporated by reference, and investors should take these risks into account when evaluating any investment decision involving the Company.

Risks related to our business and operations

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

• During 2020, some employees in various plants contracted the COVID-19 virus, which led to workforce absences of employees that contracted the virus and others that may have been exposed. Highly contagious diseases such as COVID-19 create the risk that we may need to shut down one of our facilities for an extended period of time, which could increase our costs and affect our ability to meet commitments to customers.

• We have experienced larger-than-anticipated declines in demand for MC fabrics used to make certain paper grades, specifically publication paper grades, that could be COVID-19 related. Additionally, behavioral changes that have occurred during the pandemic have impacted demand for various products that are made with MC fabrics. The above effects are likely to continue to have an adverse impact on demand for publication paper grades, and perhaps other grades of paper, including without limitation packaging paper grades, as well as on demand for non-woven fabrics and fiber cement products used in the construction industry; such impacts would in turn adversely impact demand for the MC products used to manufacture such paper grades or building products. A decline in revenues would lead to lower gross profit on those products and the possibility of unabsorbed fixed manufacturing costs.

• The Albany Engineered Composites segment generates a significant portion of its revenue from commercial aerospace programs and contracts for the U.S. Department of Defense (DOD). The COVID-19 pandemic has significantly impacted passenger air travel which, in turn, has impacted and is likely to continue to impact the commercial aerospace programs that provide a source of revenue for the Company. Such programs could be delayed or canceled which, in addition to a loss of revenue and gross profit, could lead to write-offs for Company investments for those programs. The pandemic has resulted in significant costs for the U.S. government, which could lead to program delays or cancellations, and a corresponding decrease in our revenues. The outcome of the 2020 U.S. Presidential election could increase the uncertainties associated with DOD programs.

• Disruptions in supply chains may place constraints on our ability to source key raw materials and services which could impact our ability to deliver products to customers as scheduled. Additionally, manufacturing or delivery costs could increase.

• During periods of economic weakness, the Company may be exposed to greater credit risk. Additionally, we could be required to record significant impairment charges with respect to noncurrent assets, including goodwill and other intangible assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations.

A number of industry factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s MC and AEC segments
Significant consolidation and rationalization in the paper industry in recent years have reduced global consumption of paper machine clothing in certain markets. Developments in digital media have adversely affected

Index

demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in the future are likely to have, an adverse effect on paper machine clothing sales.
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
Similar pressures exist in the markets in which AEC competes. During 2019, Net sales under the LEAP contract exceeded $210 million. Due to the grounding of the Boeing 737 MAX and the impact of the pandemic on air travel, 2020 Net sales generated by the LEAP contract declined to less than $95 million.
Additionally, the LEAP long-term supply agreement contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability. Additionally, many of AEC’s customers, as well as the companies supplied by our customers are under pressure to achieve acceptable returns on their substantial investments in recent years in new technologies, new programs and new product introductions. This has contributed to a relentless focus on reducing costs, resulting in continuous pressure for cost reduction and pricing improvement throughout the supply chain. The recent wave of consolidation in the aerospace industry could continue or intensify these pressures.
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
In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. Until AEC is able to consistently generate positive cash flows, it will remain dependent on the MC segment’s ability to generate cash. A significant decline in MC sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.
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
Deterioration of global economic conditions could have an adverse impact on the Company’s business and results of operations

Index

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
Weak or unstable economic conditions also increase the risk that one or more of our customers could be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. In such a case, we could be forced to write off such accounts, which could have a material adverse effect on our business, financial condition, or operating results. Furthermore, both the MC and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in Contract assets,net or Inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering, some of which could be significant depending on the program.
The Company may experience supply constraints due to a limited number of suppliers of certain raw materials and equipment
There are a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of machine clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the MC and AEC segments. The risks associated with limited suppliers were increased during 2020 as the COVID-19 pandemic put pressure on the supply chain, as well as transportation companies that deliver our products to customers. While we have always been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers under contracts they have with SAFRAN to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality problems relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity, and could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. Such disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.
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

Index

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

Index

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties
We currently have manufacturing facilities outside the U.S. In 2020, 44% percent of consolidated Net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.
We have significant manufacturing operations outside of the United States. Changes in U.S. trade policy with foreign countries, or other changes in U.S. laws and policies governing foreign trade, as well as any responsive or retaliatory changes in regulations or policies by such countries, could have an adverse impact on our business, either directly or in the form of increased costs due to their impacts on our supply chain. While the direct impact to date of recent developments in global trade and tariff policy has not been significant, there is a risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. In addition, the Company has manufacturing operations in the United Kingdom that could be impacted by uncertainties surrounding Brexit.
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

Risks related to our contracts
AEC is subject to significant financial risk related to potential quality escapes that could cause customer recalls, or production shortfalls that could cause delays in customer deliveries

AEC manufactures critical aerospace parts and must meet increasingly demanding quality, delivery, and cost targets across a broad spectrum of programs and facilities. AEC’s ability to realize its full financial objectives will depend on how effectively it meets these challenges. Failure to accomplish these customer quality, delivery, and cost targets on any key program could result in material losses to the Company and have a material adverse impact on the amount and timing of anticipated AEC revenues, income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.
Long-term supply contracts in our Albany Engineered Composites segment pose certain risks

AEC has a number of long-term contracts with fixed pricing, and is likely to enter into similar contracts in the future. While long-term contracts provide an opportunity to realize steady and reliable revenues for extended periods, they pose a number of risks, such as program cancellations, reductions or delays in orders by AEC’s customers under these contracts, the termination of such contracts or orders, or the occurrence of similar events over which AEC has no or limited control. The occurrence of one or more of these events could have a material adverse effect on AEC revenues and earnings in any period. Such events could also result in the write-off of deferred charges that have been accumulated in anticipation of future revenues. Additionally, we may enter into contracts that are expected to generate profits over the life of the contract but, under current accounting standards, we could be required to recognize a loss at the inception of the contract.
While long-term fixed-price contracts also provide AEC with the opportunity to enjoy increased profits as the result of cost reductions and efficiencies, their profitability is dependent on estimates and assumptions regarding contract performance costs over the life of the contract, which in some cases can last for many years. Such estimates and assumptions are subject to many variables, and may prove over time to have been inaccurate when made, or may become inaccurate over time, which can lead to volatility of AEC’s earnings in any period. Additionally, many of

Index

the parts AEC agrees to develop and produce have highly complex designs, and challenging technical, quality, and engineering specifications. Manufacturing or development challenges, disagreements over technical, quality or other contract requirements, and other variables may arise during development or production that result in higher costs, or an inability to achieve required specifications. If actual production and/or development costs should prove higher, or revenues prove lower, than AEC’s estimates, our expected profits may be reduced, or if such costs should exceed contract prices, we may be required to recognize losses for current or future periods. One or more of these events could have a material adverse effect on AEC’s revenues or operating results in any period. Such events could also result in the write-off of deferred charges that have been or could be accumulated in anticipation of future revenues.
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
The loss of one or more major customers could have a material adverse effect on sales and profitability
One customer (Safran) accounted for approximately 30 percent of Net sales in the AEC segment in 2020, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on segment sales and profitability. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. The grounding of the Boeing 737 MAX during 2019 and 2020 led to lower deliveries of parts and could result in significantly lower revenue in future periods than previously expected.
The LEAP long-term supply agreement contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment sales and profitability.

Index

A substantial portion of AEC’s non-LEAP revenue in the near term, and revenue growth opportunity in the longer term, is dependent upon a small number of customers and programs. Unlike the 3D-woven composite components supplied by ASC, parts supplied for such non-LEAP programs are capable of being made by a number of other suppliers. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future sales and operating income.
Our top ten customers in the MC segment accounted for a significant portion of our Net sales in 2020. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on segment sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.
Risks related to cybersecurity
The Company is increasingly dependent on information technology and our business, systems, assets and infrastructure face certain risks, including cybersecurity and data leakage risks. The failure to prevent attacks on our operational systems or infrastructure could result in disruptions to our businesses, or the loss or disclosure of confidential and proprietary intellectual property or other assets

As our dependence on information technology and communication systems has increased, so have the risks associated with cyber-attacks from third parties attempting to gain access to our systems, data, or assets using varied means, from electronic “hacking” to traditional social engineering aimed at our employees. The Company has been the target of such attacks, none of which have had, individually or in the aggregate, a material impact on the Company. We will likely continue to be the target of such attacks which could have a material impact in future periods.
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
Risks related to our financial matters
Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations
We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. The effect of currency rate changes on gross profit in the MC segment can be difficult to anticipate because we use a global sourcing and manufacturing model. Under this model, while some non-U.S. sales and associated costs are in the same currency, other non-U.S. sales are denominated in currencies other than the currency in which most costs of such sales are incurred. At the same time, the geographic sources of materials purchased (and the currencies in which these purchases are denominated) can vary depending on market forces, and the Company may also shift production of its products between manufacturing locations, which can result in a change in the currency in which certain costs to produce such products are incurred.
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
We have a substantial amount of indebtedness. At December 31, 2020, the Company had outstanding long-term debt of $398 million
At December 31, 2020, our leverage ratio (as defined in our primary borrowing agreement) was 1.34 to 1.00, and we had borrowed $398 million under our $700 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.
We use interest rate swap agreements to help manage the interest cost associated with our borrowings. We account for those swaps as a hedge of future cash flows and, accordingly, changes in the fair value of the swaps are recorded in Other comprehensive income. Borrowings under the revolving credit facility and the interest rate swaps are currently based on LIBOR, which is expected to be phased out and replaced starting in 2022. Future changes in the interest rate benchmark could affect the Company’s cash flows, or the effectiveness of the swap agreements, which could have an effect on net income.
As of December 31, 2020, we had approximately $302 million of additional borrowing capacity under our $700 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.
Changes in actuarial assumptions and differences between actual experience and assumptions could adversely affect our pension and postretirement benefit costs and liabilities
Although we have reduced pension liabilities by a significant amount during the past few years, as of December 31, 2020, remaining net liabilities under our defined benefit pension plans exceeded plan assets by $6.7 million ($4.5 million for the U.S. plan, $2.2 million for non-U.S. plans). Additionally, the liability for unfunded postretirement welfare benefits, principally in the United States, totaled $48.0 million. Annual expense associated with these plans, as well as annual cash contributions, are subject to a number of variables, including discount rates, return on plan assets, mortality, and differences between actuarial assumptions and actual experience. Those liabilities include $61.2 million of deferred costs which are included in Accumulated other comprehensive income. The deferred costs will be amortized into expense in future periods, or a significant charge could be recorded if we were to settle pension or postretirement obligations.
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

Index

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
The Company has substantial deferred tax assets that could become impaired, resulting in a charge to earnings
The Company has substantial deferred tax assets in several tax jurisdictions, including the U.S. The realization of deferred tax assets is dependent upon many factors, including the generation of future taxable income in specific countries (See Note 7 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein, for a discussion of this matter). Lower than expected operating results, organizational changes, or changes in tax laws could result in those deferred tax assets becoming impaired, thus resulting in a charge to earnings.
Our business could be adversely affected by adverse outcomes of pending or future tax audits
The Company is currently under audit in certain jurisdictions and is likely to be audited in the future. While the Company believes its tax filings to be correct, a final adverse outcome with respect to pending or future audits could have a material adverse impact on the Company’s results in any period in which it occurs.

Risks related to our legal and regulatory environment
The Company may fail to adequately protect its proprietary technology, which would allow competitors or others to take advantage of its research and development efforts
Proprietary trade secrets are a source of competitive advantage in each of our segments. If our trade secrets were to become available to competitors, it could have a negative impact on our competitive strength. We employ measures to maintain the confidential nature of these secrets, including maintaining employment and confidentiality agreements; maintaining clear policies intended to protect such trade secrets; educating our employees about such policies; clearly identifying proprietary information subject to such agreements and policies; and vigorously enforcing such agreements and policies. Despite such measures, our employees, consultants, and third parties to whom such information may be disclosed in the ordinary course of our business may breach their obligations not to reveal such information, and any legal remedies available to us may be insufficient to compensate our damages.
The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products
We are subject to a variety of legal proceedings. Pending proceedings that the Company determines are material are disclosed in Note 21 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.
We are also subject to a variety of legal compliance risks. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal compliance risks will continue to exist and related legal proceedings and other contingencies, the outcome of which

Index

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
Changes in laws and regulations could also place restrictions on our ability to sell certain products, or to source certain input products from certain suppliers, both of which could have an adverse impact on our financial condition and results of operations.
While we have implemented policies and training programs designed to ensure compliance, there can be no assurance that our employees or agents will not violate such laws, regulations or policies, which could have a material adverse impact on our financial condition or results of operations.
The Standish Family continues to have considerable influence over the management and affairs of the Company and matters requiring stockholder approval
As of December 31, 2020, the Standish Family had held in the aggregate shares entitling them to cast 34.5 percent of the combined votes entitled to be cast by all stockholders of the Company. The Standish Family continues to have considerable influence over the management and affairs of the Company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control or a merger, consolidation, or other business combination at a premium price, even if such transaction were favored by our other stockholders.
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
We may not pay cash dividends on our Common Stock
It is our current practice to pay cash dividends on our common stock. There can be no assurance, however, that we will pay dividends in the future in the amounts that we have in the past, or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends in its sole discretion, without any prior notice to our stockholders. Our ability to pay dividends will depend upon many factors, including our financial position and liquidity, results of operations, legal requirements, restrictions that may be imposed by the terms of our current and future credit facilities and other debt obligations and other factors deemed relevant by our board of directors. For example, we have a substantial amount of indebtedness and while we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures

Index

to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns.
In the future, we may also enter into other credit agreements or other borrowing arrangements or issue debt securities that, in each case, restrict or limit our ability to pay cash dividends on our Common Stock. In addition, since a significant portion of our cash is generated from operations of our subsidiaries, our ability to pay dividends is in part dependent on the ability of our subsidiaries – some of which are located outside of the United States – to make distributions to us. Such distributions will be subject to their operating results, cash requirements and financial condition, as well as our ability to repatriate cash held by non-U.S. subsidiaries. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Common Stock.
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
As of February 19, 2021 we had 30,706,635 shares of Class A Common Stock outstanding and 1,617,998 shares of Class B Common Stock outstanding, each of which is convertible at any time into an equal number of shares of Class A Common Stock. In addition, shares of Class A Common Stock are issuable upon the exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.0 million square feet, of which 1.1 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 3.6 million square feet, of which 3.1 million square feet are owned and 0.5 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2021.
Item 3.    LEGAL PROCEEDINGS
The information set forth above under Note 21 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein.
Item 4.    MINE SAFETY DISCLOSURES
None.

Index

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. According to Broadridge, as of December 31, 2020, there were over 20,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2020, there were 6 holders of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2020
Cash dividends per share	$0.19	$0.19	$0.19	$0.20
Class A Common Stock prices:
High	$79.27	$71.35	$56.94	$74.00
Low	$31.61	$42.13	$48.08	$49.50
2019
Cash dividends per share	$0.18	$0.18	$0.18	$0.19
Class A Common Stock prices:
High	$78.45	$82.91	$91.51	$90.30
Low	$60.82	$69.29	$78.41	$75.92
The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of twenty two companies that includes: Astronics Corp, Barnes Group Inc., Circor International Inc., Curtiss-wright Corp, Ducommun Inc., Enerpac Tool Group Corp, Enpro Industries Inc., Esco Technologies Inc., Heico Corp, Hexcel Corp, Idex Corp, Kadant Inc., National Presto Industries Inc., Neenah Inc., Nordson Corp, P H Glatfelter Co, Raven Industries Inc., Rogers Corp, Schweitzer-Mauduit International Inc., Tredegar Corp, Trimas Corp and Watts Water Technologies Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31. Copyright© 2020 Russell Investment Group. All rights reserved.

December 31,	2015	2016	2017	2018	2019	2020
Albany International Corp.	100.00	128.80	173.21	177.81	218.33	214.16
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	135.53	174.15	152.94	205.12	215.29
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Restrictions on dividends and other distributions are described in Note 17 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein.
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

Index

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

(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Summary of Operations
Net sales (3) (4) (8)	$900,610	$1,054,132	$982,479	$863,717	$779,839
Cost of goods sold (3) (4) (5) (7)	529,538	656,431	632,730	567,434	478,555
Restructuring and other (7) (9)	5,736	2,905	15,570	13,491	8,376
Operating income/(loss) (1) (3) (5)	166,080	193,576	137,408	78,676	94,132
Interest expense, net	13,584	16,921	18,124	17,091	13,464
Income/(loss) from continuing operations	97,243	133,383	83,019	32,585	52,812
Net income attributable to the Company	98,589	132,398	82,891	33,111	52,733
Earnings per share attributable to Company Shareholders- Basic	3.05	4.10	2.57	1.03	1.64
Earnings per share attributable to Company Shareholders- Diluted	3.05	4.10	2.57	1.03	1.64
Dividends declared per share	0.77	0.73	0.69	0.68	0.68
Weighted average number of shares outstanding - basic	32,329	32,296	32,252	32,169	32,086
Capital expenditures, including software	42,390	67,955	82,886	87,637	73,492
Financial position
Cash	$241,316	$195,540	$197,755	$183,727	$181,742
Asset held for sale (6)	563	515	—	—	—
Property, plant and equipment, net (2) (3) (6)	448,554	466,462	462,055	454,302	422,564
Total assets (1) (2) (3) (4) (7) (8)	1,549,936	1,474,368	1,417,992	1,361,198	1,263,433
Current liabilities (2) (3)	190,863	202,719	189,306	161,517	200,009
Long-term debt (2)	398,000	424,009	523,707	514,120	432,918
Total noncurrent liabilities (2) (3)	539,208	568,960	620,406	626,666	552,134
Total liabilities (2) (3) (4)	730,071	771,679	809,712	788,183	752,143
Total equity (1) (2) (4)	819,865	702,689	608,280	573,015	511,290

(1)    In 2020, we adopted the provisions of ASC 326, Current Expected Credit Losses (CECL), using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2020 were not restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2020.

(2)    In 2019, we adopted the provisions of ASC 842, “Leases”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2019 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2019.

(3)    In 2019, we acquired the outstanding shares of CirComp GmbH for net cash of $36.3 million, which includes approximately $5.5 million of deferred payments.

Index

(4)    In 2018, we adopted the provisions of ASC 606, “Revenue from contracts with customers”, using the modified retrospective (or cumulative effect) method for transition. Under this transition method, periods prior to 2018 have not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2018.

(5)    In 2018, we adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: improving the presentation of net periodic pension cost and net periodic postretirement benefit cost”. This update resulted in some pension costs being presented on different line items in the Consolidated Statement of Income. As required by that update, we have reclassified pension costs for periods prior to 2018.

(6)     In 2018, we discontinued operations at the Company’s production facility in Sélestat, France, and wrote down the land and building to its estimated fair market value. The value of $0.6 million as of December 31,
2020 reflects the estimated selling price. We anticipate the sale of the property to occur in 2021.

(7)    In 2017, we discontinued the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to a charge of $2.8 million to Cost of goods sold for the write-off of inventory, and a non-
cash restructuring charge of $4.5 million for the write-off of equipment and intangibles.

(8)    In 2016, we acquired the outstanding shares of Harris Corporation’s composite aerostructures business for cash of $187 million, plus the assumption of certain liabilities. The table above includes operational results from April 8, 2016 to December 31, 2016 and for full years 2017 through 2020.

(9)    During the period 2016 through 2020, we recorded restructuring charges related to organizational changes and cost reduction initiatives.

Index

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes included under Item 8 of this Form 10-K, which is incorporated herein.
Business Environment Overview and Trends
Our reportable segments, Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of product-based advantage that is grounded in those core capabilities.
The MC segment is the Company’s long-established core business and primary generator of cash. While it has been negatively impacted by well-documented declines in publication grades in the Company’s traditional markets, there has been some offsetting effect due to growth in demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets,

Index

and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which our products are sold are expected to have low levels of growth and we face pricing pressures in all markets. Despite these market pressures on revenue, the MC business retains the potential for maintaining stable earnings in the future. MC has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost-reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.
The AEC segment provides significant longer term growth potential for the Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 11 percent of the Company’s consolidated Net sales in 2020. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets.
Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	(in thousands, except percentages)
Years ended December 31,	2020	2019	2018
Machine Clothing	$572,955	$601,254	$611,858
Albany Engineered Composites	327,655	452,878	370,621
Total	$900,610	$1,054,132	$982,479
% change	-14.6%	7.3%	—

2020 vs. 2019
•Changes in currency translation rates had the effect of increasing 2020 Net sales by $2.9 million (0.3% of Net sales) compared to 2019. That currency translation effect was principally due to the stronger euro in 2020, as compared to 2019.
•Excluding the effect of changes in currency translation rates:
•Consolidated Net sales decreased 14.8%.
•Net sales in MC decreased 5.1% compared to 2019, principally due to decreases in sales for publication grades.
•Net sales in AEC decreased 27.8%, principally due to declines in sales for the LEAP program.
2019 vs. 2018
•Changes in currency translation rates had the effect of decreasing 2019 Net sales by $14.8 million (1.4% of Net sales) compared to 2018. That currency translation effect was principally due to the weaker euro and Chinese renminbi in 2019, as compared to 2018.

Index

•Excluding the effect of changes in currency translation rates:
•Consolidated Net sales increased 8.8%.
•Net sales in MC were flat compared to 2018, as increases in sales for tissue and packaging grades were offset by decreases in sales for publication grades.
•Net sales in AEC increased 23.4%, driven by growth in the LEAP, F-35, CH-53K and Boeing 787 programs.

Backlog

Backlog in the MC segment was $190 million at December 31, 2020, compared to $166 million at December 31, 2019. Backlog in the AEC segment decreased to $242 million at December 31, 2020, compared to $288 million at December 31, 2019. The decrease in AEC’s backlog was due to the longer-than-expected delays in the Boeing 737 MAX return to service, and effects of the COVID-19 pandemic on the aerospace industry. All of the backlog in MC and substantially all of the AEC backlog is expected to be invoiced during the next 12 months.

Gross Profit
The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)
Years ended December 31,	2020	2019	2018
Machine Clothing	$301,144	$309,641	$297,416
Albany Engineered Composites	69,928	88,060	52,550
Corporate expenses	—	—	(217)
Total	$371,072	$397,701	$349,749
% of Net Sales	41.2%	37.7%	35.6%

The decrease in 2020 Gross profit, as compared to 2019, was principally due to, in both segments, the effect of lower sales, partially offset by an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales:
•Increased from 51.5% in 2019 to 52.6% in 2020 in Machine Clothing, principally due to favorable foreign currency exchange rates (Brazilian real and Mexican peso), increased efficiencies, and product mix.
•Increased from 19.4% in 2019 to 21.3% in 2020 in AEC, principally due to a favorable shift in the mix of program revenue, partially offset by a slightly lower net favorable change in the estimated profitability of long-term contracts.
The increase in 2019 Gross profit, as compared to 2018, was principally due to the net effect of the following individually significant items:
•Increased from 48.6% in 2018 to 51.5% in 2019 in Machine Clothing, principally due to a $9.0 million reduction in depreciation expense that resulted principally from significant investments made approximately ten years ago that have become fully depreciated.

Index

•Increased from 14.2% in 2018 to 19.4% in 2019 in AEC, principally due to Net sales increase impacting Gross profit by $12 million, and increased net favorable change in the estimated profitability of long-term contracts of $10.8 million in 2019, compared to a decrease of $2.0 million in 2018.
Selling, Technical, General, and Research (STG&R)
Selling, technical, general and research (STG&R) expenses include selling, general, administrative, technical, product engineering and research expenses.
The following table summarizes STG&R by business segment:

	(in thousands, except percentages)
Years ended December 31,	2020	2019	2018
Machine Clothing	$107,594	$116,546	$115,305
Albany Engineered Composites	35,571	30,707	32,855
Corporate expenses	56,091	53,967	48,611
Total	$199,256	$201,220	$196,771
% of Net Sales	22.1%	19.1%	20.0%
The decrease in STG&R expenses in 2020 compared to 2019, was principally due to the following individually significant items:
•In MC, the following items impacted STG&R expenses:
•Travel expenses were approximately $6 million lower in 2020, as a result of the COVID-19 pandemic.
•Revaluation of nonfunctional currency assets and liabilities resulted in losses of $1.7 million in 2020 and $0.6 million in 2019.
•Changes in currency translation rates had the effect of decreasing STG&R by $1.3 million.
•The factors above were partially offset by a charge of $1.0 million in the first quarter of 2020 for additional estimated credit losses recognized in accordance with ASC 326.
•In AEC, STG&R expenses increased $4.9 million principally due to expenses at CirComp, which the Company acquired in November 2019, and a charge of $0.5 million for additional estimated credit losses recognized in accordance with ASC 326.
•Corporate STG&R expenses increased principally due to former CEO termination costs and higher incentive compensation expense partially offset by lower professional fees and travel expenses.
The increase in STG&R expenses in 2019 compared to 2018, was principally due to the following individually significant items:
•In MC, revaluation of nonfunctional currency assets and liabilities resulted in losses of $0.6 million in 2019 and gains of $0.8 million in 2018.
•In AEC, STG&R expenses decreased $2.1 million principally due to lower spending on research and development in 2019, as compared to 2018.
•Corporate STG&R expenses increased principally due to costs in 2019 for terminations and professional fees associated with various initiatives.

Index

Research and Development
The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)
Years ended December 31,	2020	2019	2018
Machine Clothing	$15,922	$16,412	$17,474
Albany Engineered Composites	9,828	10,521	12,278
Total	$25,750	$26,933	$29,752
Restructuring
In addition to the items discussed above affecting gross profit and STG&R expenses, operating income was affected by restructuring costs of $5.7 million in 2020, $2.9 million in 2019, and $15.6 million in 2018.
The following table summarizes Restructuring expense, net by business segment:

	(in thousands)
Years ended December 31,	2020	2019	2018
Machine Clothing	$2,746	$1,129	$12,278
Albany Engineered Composites	2,821	1,833	3,048
Corporate expenses	169	(57)	244
Total	$5,736	$2,905	$15,570
In 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.8 million.
In 2017, the Company announced a proposal to close its MC production facility in Sélestat, France, and the proposal was approved by the French Labor Ministry in 2018. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. We recorded restructuring expense of $10.7 million in 2018, $0.9 million in 2019, and $1.2 million in 2020, which included severance and outplacement costs for the approximately 50 positions that were terminated under this plan. To date, we have recorded $13.9 million of restructuring charges related to these actions. Annual cost savings associated with this action principally resulted in lower Cost of goods sold in 2019 and 2020.
In 2018, the Company discontinued certain manufacturing processes at its AEC facility in Salt Lake City, Utah, which resulted in $1.9 million of restructuring in 2018, which included a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge resulted from writing down manufacturing equipment used in that line of business to its estimated value. In 2019, the Company wrote off the remaining $1.2 million book value of that equipment as the Company was unable to sell it. To date, we have recorded $3.1 million of restructuring charges related to these actions.
For more information on our restructuring charges, see Note 5 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein.

Index

Operating Income
The following table summarizes operating income/(loss) by business segment:

	(in thousands)
Years ended December 31,	2020	2019	2018
Machine Clothing	$190,805	$191,965	$169,836
Albany Engineered Composites	31,536	55,520	16,647
Corporate expenses	(56,261)	(53,909)	(49,075)
Total	$166,080	$193,576	$137,408

Other Earnings Items

	(in thousands)
Years ended December 31,	2020	2019	2018
Interest expense, net	$13,584	$16,921	$18,124
Other (income)/expense, net	13,422	(1,557)	4,037
Income tax expense	41,831	44,829	32,228
Net income/(loss) attributable to the noncontrolling interest	(1,346)	985	128

Interest Expense
Interest expense, net, decreased $3.3 million in 2020 principally due interest income of $0.9 million related to the Brazil tax refund noted below, and also the effect of lower debt balances. Lower interest rates on debt in 2020 were partially offset by a slightly higher interest rate spread under the amended and restated Revolving Credit Facility Agreement. See “Liquidity and Capital Resources” for further discussion of borrowings and interest rates.

Other (income)/expense, net
The change in Other (income)/expense, net included the following individually significant items:
•In 2020 revaluation of foreign currency revaluations of cash and intercompany balances resulted in a loss of $13.6 million in 2020, compared to net gains of $4.5 million in 2019, and $0.1 million in 2018. The loss in 2020 principally resulted from intercompany demand loans payable by Mexican subsidiaries, combined with the effects of a weaker peso in 2020.
•In 2020, the Company successfully resolved a claim for a rebate of foreign sales tax paid in previous years, resulting in a gain of $2.6 million.
•In 2019, we recorded a $0.5 million charge related to the freezing of defined benefit plan accruals in the United Kingdom.
•In 2018, we recorded a $2.2 million charge related to the settlement of a portion of our non-U.S. defined benefit pension plan liabilities and a curtailment gain of $0.7 million related to the restructuring in Sélestat, France.
Income Taxes
The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% in 2020.

Index

The jurisdictional location of earnings is a significant component of our effective tax rate each year and, therefore, on our overall income tax expense.
The Company’s effective tax rate for fiscal years 2020, 2019, and 2018 was 30.1%, 25.2%, and 28.0%, respectively.
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions and discrete items that may occur in any given year but are not consistent from year to year.
Significant items that impacted the effective tax rate in the years 2020, 2019 and 2018, included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Year Ended December 31,
	2020		2019		2018
(in thousands, except percentages)	Tax Amount	%	Tax Amount	%	Tax Amount	%

Continuing Operations (Excluding Discrete Items)	$39,544	28.4%	$49,977	28.0%	$36,046	31.3%

Changes in uncertain tax positions	252	0.2	(2,874)	(1.5)	(696)	(0.5)
Resolution of tax audits, net	500	0.3	—	—	1,981	1.7
Tax effect of non-deductible foreign exchange loss on intercompany loan	3,801	2.7	—	—	—	—
Changes in opening valuation allowance	—	—	(1,385)	(0.8)	(4,882)	(4.3)
Creation of valuation allowance	168	0.1	860	0.5	—	—
True-up of prior year estimated taxes	(2,420)	(1.8)	(1,637)	(1.0)	(1,284)	(1.1)
Impact of mandatory repatriation	—	—	—	—	(1,003)	(0.9)
Tax rate change	—	—	(112)	—	2,066	1.8
Other tax adjustments	(14)	0.2	—	—	—	—

Effective Tax Rate	$41,831	30.1%	$44,829	25.2%	$32,228	28.0%

For more information on income tax, see Note 7 to the Consolidated Statements in item 8, which is incorporated herein by reference.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 64 percent of our consolidated revenues during 2020. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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
Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2020	2019	2018
Net sales	$572,955	$601,254	$611,858
% change from prior year	-4.7%	-1.7%	—
Gross profit	301,144	309,641	297,416
% of net sales	52.6%	51.5%	48.6%
STG&R expenses	107,594	116,546	115,305
Operating income	190,805	191,965	169,836
Net Sales
2020 vs. 2019
•Net sales decreased 4.7%
•Changes in currency translation rates had the effect of increasing 2020 sales by $2.3 million compared to 2019. That currency translation effect was principally due to the stronger euro as compared to 2019.
•Excluding the effect of changes in currency translation rates, Net sales in MC decreased 5.1% compared to 2019, principally due to declines in sales for publication grades.

2019 vs. 2018
•Net sales decreased 1.7%
•Changes in currency translation rates had the effect of decreasing 2019 sales by $10.5 million compared to 2018. That currency translation effect was principally due to the weaker euro and Chinese renminbi in 2019, compared to 2018.
•Excluding the effect of changes in currency translation rates, Net sales in MC were flat compared to 2018, as increases in sales for tissue and packaging grades were offset by decreases in sales for publication grades.

Gross Profit
2020 vs. 2019
•MC Gross profit decreased principally due to lower Net sales, partially offset by favorable foreign currency movements (a weaker Brazilian real and Mexican peso).
2019 vs. 2018
•MC Gross profit increased principally due to a reduction of $9.0 million in depreciation expense due primarily to a number of significant investments made approximately ten years ago, that have become fully depreciated.

Index

Operating Income
2020 vs. 2019
The decrease in Operating income was principally due to the net effect of the following individually significant items:
•Gross profit decreased $8.5 million, principally due to lower Net sales as described above.
•STG&R expenses decreased $8.9 million, principally due to lower travel expenses, partially offset by year-over-year changes in foreign currency revaluation gains and losses, as described above.
•Restructuring charges were $2.7 million in 2020, compared to $1.1 million in 2019.
2019 vs. 2018
The increase in Operating income was principally due to the net effect of the following individually significant items:
•Gross profit increased $12.2 million, principally due to lower depreciation expense as described above.
•STG&R expenses increased $1.2 million, principally due to year-over-year changes in foreign currency revaluation gains and losses, as described above.
•Restructuring charges were $1.1 million in 2019, compared to $12.3 million in 2018.

Albany Engineered Composites Segment
The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. Other significant AEC programs include components for the F-35, fuselage frames for the Boeing 787, components for the CH-53K helicopter, and the fan case for the GE9X engine.
Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2020	2019	2018
Net sales	$327,655	$452,878	$370,621
% change from prior year	-27.7%	22.2%	—
Gross profit	69,928	88,060	52,550
% of net sales	21.3%	19.4%	14.2%
STG&R expenses	35,571	30,707	32,855
Operating income/(loss)	31,536	55,520	16,647
Net Sales
2020 vs. 2019
The decrease in Net sales was principally due to the net effect of the following individually significant items:
•Excluding the effect of changes in currency translation rates, Net sales decreased 27.8%, primarily driven by lower sales for the LEAP program.

Index

2019 vs. 2018
The increase in Net sales was principally due to the net effect of the following individually significant items:
•Excluding the effect of changes in currency translation rates, Net sales increased 23.4%, primarily driven by growth in the LEAP, F-35, CH-53K and Boeing 787 programs.

Gross Profit
2020 vs. 2019
The decrease in AEC Gross profit in 2020 was principally due to the net effect of the following individually significant items:
•The decrease in Net sales decrease for the LEAP program, reduced Gross profit by approximately $20 million, compared to 2019.
•Favorable adjustments to the estimated profitability of long-term contracts increased Gross profit by $9.9 million in 2020, compared to $10.8 million in 2019.
•AEC Gross profit was also increased in 2020 by favorable shift in the mix of program revenue.
2019 vs. 2018
The increase in AEC Gross profit in 2019 was principally due to the net effect of the following individually significant items:
•Favorable adjustments to the estimated profitability of long-term contracts increased Gross profit by $10.8 million in 2019, compared to a decrease of $2.0 million in 2018.
•The Net sales increase in 2019, as described above, increased Gross profit by approximately $12 million.
•AEC Gross profit was also increased in 2019 by productivity improvements.

Long-term contracts
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee arrangement. Revenue earned under these arrangements accounted for approximately 29 percent of segment revenue in 2020 and 49 percent in 2019 and 2018. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft.
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
The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $9.9 million in 2020, $10.8 million in 2019, and decreased AEC operating income by $2.0 million in 2018. The

Index

favorable effects in 2020 and 2019 were largely attributable to efficiency improvements during the ramp-up of several programs.

Operating Income/(Loss)
2020 vs. 2019
The decrease in Operating income of $23.9 million in 2020 was principally due to the net effect of the following individually significant items:
•A decrease in Net sales, as described above.
•An increase of $1.0 million in Restructuring expenses, as described above.
2019 vs. 2018
The increase in Operating income of $38.9 million in 2019 was principally due to the net effect of the following individually significant items:
•An increase in Net sales and strong productivity, as described above.
•A decrease of $1.2 million in Restructuring expenses, as described above.

Liquidity and Capital Resources
Cash Flow Summary

	(in thousands)
For the years ended December 31,	2020	2019	2018
Net income	$97,243	$133,383	$83,019
Depreciation and amortization	72,705	70,795	79,036
Changes in working capital(a)	(60,727)	(15,713)	(13,404)
Changes in long-term liabilities, deferred taxes and other credits	8,664	7,129	3,493
Write-off of pension liability adjustment due to settlement/curtailment	411	450	1,494
Other operating items	21,957	4,308	(21,153)
Net cash provided by operating activities	140,253	200,352	132,485
Net cash used in investing activities	(42,390)	(98,748)	(82,886)
Net cash provided used in financing activities	(60,669)	(100,307)	(27,258)
Effect of exchange rate changes on cash flows	8,582	(3,512)	(8,313)
Increase/(decrease) in cash and cash equivalents	45,776	(2,215)	14,028
Cash and cash equivalents at beginning of year	195,540	197,755	183,727
Cash and cash equivalents at end of year	$241,316	$195,540	$197,755
_________________________
(a)Includes Accounts receivable, net, Contract assets, net, Inventories, Accounts payable and Accrued liabilities.
Operating activities
Cash provided by operating activities was $140.3 million in 2020, compared to $200.4 million in 2019, and $132.5 million in 2018. The net decrease in cash provided by operating activities in 2020 was due to lower net income and increased levels of working capital for the AEC segment. The net increase in cash provided by operating activities from 2018 to 2019 was principally due to increased profitability in both businesses. Cash flows for Contract assets

Index

and Inventories was a use of $72.8 million in 2020, and was driven by delays in the Boeing 737 MAX return to service and a challenging economic environment in 2020, which caused a slowdown in several key aerospace programs. The Noncurrent receivables held by AEC generated cash of $4.2 million in 2020, compared to a use of cash of $1.3 million in 2019 and $12.2 million in 2018. Changes in long-term liabilities, deferred taxes and other liabilities resulted in an increase to cash flows of $8.7 million in 2020, $7.1 million in 2019 and $3.5 million in 2018, principally due to the use of deferred tax assets. Cash paid for income taxes was $25.1 million, $25.9 million, and $28.1 million in 2020, 2019, and 2018, respectively.
At December 31, 2020, the Company had $241.3 million of cash and cash equivalents, of which $201.4 million was held by subsidiaries outside of the United States. No income taxes have been provided on the indefinitely invested foreign earnings. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $132.3 million at December 31, 2020, and are intended to remain indefinitely invested in foreign operations. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Our current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations or satisfy debt obligations in the United States. In the event that such funds were repatriated to fund operations in the U.S., and if associated accruals for taxes have not already been provided, we would be required to record additional tax expense.

Investing Activities
On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany for net cash of $30.8 million. Total company capital expenditures for continuing operations, including purchased software, were $42.4 million in 2020, compared to $68.0 million in 2019 and $82.9 million in 2018. In the AEC segment, capital expenditures were $23.7 million in 2020, compared to $48.8 million in 2019 and $60.1 million in 2018.
Financing Activities and Capital Resources
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant. The majority of our cash balance at December 31, 2020 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of December 31, 2020.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $398 million of borrowings were outstanding as of December 31, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 30, 2020, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2020, we would have been able to borrow an additional $302 million under the Agreement.
For more information, see Note 17 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein.
Off-Balance Sheet Arrangements
As of December 31, 2020, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.
Contractual Obligations
As of December 31, 2020, we have the following cash flow obligations:

Index

		Payments Due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	After five years
Total debt	$398.0	$—	$—	$398.0	$—
Interest payments(a)	39.9	14.1	19.9	5.9	—
Pension plan contributions(b)	2.5	2.5	—	—	—
Other postretirement benefits(c)	31.0	3.7	6.9	6.4	14.0
Restructuring accruals	2.2	1.9	0.3	—	—
Other noncurrent liabilities(d)	—	—	—	—	—
Operating leases	20.5	5.1	7.0	3.8	4.6
Finance leases	24.1	2.8	5.8	6.0	9.5
Totals	$518.2	$30.1	$39.9	$420.1	$28.1

(a)The terms of variable-rate debt arrangements, including interest rates and maturities, are included in Note 17 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein. The interest payments are based on the assumption that we maintain $48 million of variable rate debt until the October 2020 Credit Agreement matures on October 27, 2024, and the rate as of December 31, 2020 (3.50%) continues until October 17, 2022, then continues at 1.78% until maturity. Both rates include the effects of interest rate hedging transactions.
(b)We estimate the total of pension benefits to be paid directly by the Company and pension contributions to be $2.5 million in 2021. However, that estimate is subject to revision based on many factors. The Company may also make voluntary contributions to pension trusts that exist in certain countries. The amount of contributions after 2021 is subject to many variables, including return of pension plan assets, interest rates, and tax and employee benefit laws. Therefore, contributions beyond 2021 are not included in this schedule.
(c)Estimated cash outflows for other postretirement benefits is consistent with the expected benefit payments presented in Note 4 of Item 8 Financial Statements and Supplementary Data for the next five years. Beyond five years, expected benefit payments are not consistent with those presented in Note 4, due to the many variables associated with this estimate.
(d)Estimated payments for deferred compensation, interest rate swap agreements, and other noncurrent liabilities are not included in this table due to the uncertain timing of the ultimate cash settlement. Also, this table does not reflect unrecognized tax benefits, the timing of which is uncertain. Refer to Note 7 of Item 8 Financial Statements and Supplementary Data for additional discussion on unrecognized tax benefits.
The foregoing table should not be deemed to represent all of our future cash requirements, which will vary based on our future needs. While the cash required to satisfy the obligations set forth in the table is reasonably determinable in advance, many other cash needs, such as raw materials costs, payroll, and taxes, are dependent on future events and are harder to predict. In addition, while the contingencies described in Note 21 of Item 8 Financial Statements and Supplementary Data are not currently anticipated to have a material adverse effect on our Company, there can be no assurance that this may not change. Subject to the foregoing, we currently expect that cash from operations and the other sources of liquidity described above will be sufficient to enable us to meet the foregoing cash obligations, as well as to meet our other cash requirements.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is set forth in Item 8 Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference.
Critical Accounting Policies and Estimates
For the discussion of our accounting policies, see Item 8 Financial Statements and Supplementary Data, Note 1, which is incorporated herein by reference. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments which can affect our results of operations. In addition to the accounting policies stated in Item 8, financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.

Index

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
The Albany Engineered Composites segment also has some long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. During the design and testing phases, we perform pre-production or nonrecurring engineering services, which are normally considered a fulfillment activity, rather than a performance obligation. Fulfillment activities that create resources that will be used in satisfying performance obligations in the future, and are expected to be recovered, are capitalized in Other assets. The capitalized costs are amortized into Cost of goods sold over the period which the asset is expected to contribute to future cash flows which includes anticipated renewal periods. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable.
For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract loss provisions include contract options that are probable of exercise, excluding any profitable options that might be expected to follow. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses. We are required to limit our estimate of contract values to the period of the legally enforceable contract. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. In some cases the contract period may result in a loss contract provision at the inception of the contract. Also, refer to information under Long-term Contracts in Item 7, Management’s Discussion and Analysis of this Form 10-K, which is incorporated herein by reference.
Pension and Postretirement Liabilities
The Company has pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. As of December 31, 2020, total liabilities under our defined benefit pension plans (including unfunded plans) exceeded plan assets by $6.7 million, of which $2.2 million was for plans outside of the U.S. Additionally, at December 31, 2020, other postretirement liabilities totaled $48.0 million, substantially all of which related to our U.S. plan. As of December 31, 2020, we have unrecognized pretax net losses of $53.4 million for pension plans and $7.8 million for other postretirement benefit plans that may be amortized into earnings in future periods.
We are required to consider current market conditions, including changes in interest rates, in making these assumptions. For 2021, we anticipate pension contributions and direct payments to retirees to total $2.5 million, and payments for other postretirement benefit plans to be $3.7 million. Changes in the related pension and other postretirement benefit costs or credits may occur in the future due to changes in the assumptions. The amount of annual pension plan funding and annual expense is subject to many variables, including the investment return on pension plan assets and interest rates, and actual contributions could vary significantly. Assumptions used for

Index

determining pension and other postretirement plan liabilities and expenses are evaluated and updated at least annually.
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
The determination of the fair value of intangible assets acquired in a business acquisition, including the Company’s acquisition in 2019, is subject to many estimates and assumptions. We review amortizable intangible asset groups for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
Non-GAAP Measures
This Form 10-K contains certain non-GAAP metrics, including: Net sales, and percent change in Net sales, excluding the impact of currency translation effects (for each segment and on a consolidated basis); EBITDA, and Adjusted EBITDA (for each segment and on a consolidated basis, represented in dollars or as a percentage of net sales); Net debt; and Adjusted earnings per share (or Adjusted EPS). Such items are provided because management believes that they provide additional useful information to investors regarding the Company’s operational performance.
Presenting Net sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular period of specific restructuring costs, former CEO severance costs, acquisition and integrations expenses, currency revaluation, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. Restructuring expenses, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. The Company calculates Net debt by subtracting Cash and cash equivalents from Total debt. Total debt is calculated by adding Long-term debt, Current maturities of long-term debt, and Notes and loans payable, if any.
Net sales, or percent changes in Net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then

Index

compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization expense. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, former CEO termination costs, and inventory write-offs associated with discontinued businesses; adding charges and credits related to pension plan settlements and curtailments; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; adding acquisition and integration expenses and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted EBITDA may also be presented as a percentage of net sales by dividing it by sales. Adjusted earnings per share (Adjusted EPS) is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; former CEO severance costs; inventory write-offs associated with discontinued businesses; charges and credits related to pension settlements and curtailments; foreign currency revaluation losses (or gains); and acquisition-related expenses.
EBITDA, Adjusted EBITDA, and Adjusted earnings per share, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Consolidated results	(in thousands)
Years ended December 31,	2020	2019	2018
Operating income (GAAP)	$166,080	$193,576	$137,408
Interest, taxes, other income/(expense)	(68,837)	(60,193)	(54,389)
Net income (GAAP)	97,243	133,383	83,019
Interest expense, net	13,584	16,921	18,124
Income tax expense	41,831	44,829	32,228
Depreciation and amortization expense	72,705	70,795	79,036
EBITDA (non-GAAP)	225,363	265,928	212,407
Restructuring expenses, net	5,736	2,905	15,570
Foreign currency revaluation (gains)/losses	15,444	(3,190)	(341)
Pension settlement/curtailment expense	—	478	1,494
Former CEO termination costs	2,742	—	—
Acquisition/integration costs	1,272	621	—
Pre-tax (income)/loss attributable to noncontrolling interest	1,348	(1,308)	(197)
Adjusted EBITDA (non-GAAP)	$251,905	$265,434	$228,933

	(in thousands)
Year ended December 31, 2020	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$190,805	$31,536	$(56,261)	$166,080
Interest, taxes, other income/(expense)	—	—	(68,837)	(68,837)
Net income/(loss) (GAAP)	190,805	31,536	(125,098)	97,243
Interest expense, net	—	—	13,584	13,584
Income tax expense	—	—	41,831	41,831
Depreciation and amortization expense	20,304	48,496	3,905	72,705
EBITDA (non-GAAP)	211,109	80,032	(65,778)	225,363
Restructuring expenses, net	2,746	2,821	169	5,736
Foreign currency revaluation (gains)/losses	1,743	130	13,571	15,444
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	1,272	—	1,272
Pre-tax loss attributable to noncontrolling interest	—	1,348	—	1,348
Adjusted EBITDA (non-GAAP)	$215,598	$85,603	$(49,296)	$251,905

Index

	(in thousands)
Year ended December 31, 2019	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$191,965	$55,520	$(53,909)	$193,576
Interest, taxes, other income/(expense)	—	—	(60,193)	(60,193)
Net income/(loss) (GAAP)	191,965	55,520	(114,102)	133,383
Interest expense, net	—	—	16,921	16,921
Income tax expense	—	—	44,829	44,829
Depreciation and amortization expense	21,876	44,670	4,249	70,795
EBITDA (non-GAAP)	213,841	100,190	(48,103)	265,928
Restructuring expenses, net	1,129	1,833	(57)	2,905
Foreign currency revaluation (gains)/losses	630	643	(4,463)	(3,190)
Pension curtailment expense	—	—	478	478
Acquisition/integration costs	—	421	200	621
Pre-tax (income) attributable to noncontrolling interest	—	(1,308)	—	(1,308)
Adjusted EBITDA (non-GAAP)	$215,600	$101,779	$(51,945)	$265,434

	(in thousands)
Year ended December 31, 2018	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$169,836	$16,647	$(49,075)	$137,408
Interest, taxes, other income/(expense)	—	—	(54,389)	(54,389)
Net income/(loss) (GAAP)	169,836	16,647	(103,464)	83,019
Interest expense, net	—	—	18,124	18,124
Income tax expense	—	—	32,228	32,228
Depreciation and amortization expense	30,813	43,205	5,018	79,036
EBITDA (non-GAAP)	200,649	59,852	(48,094)	212,407
Restructuring expenses, net	12,278	3,048	244	15,570
Foreign currency revaluation (gains)/losses	(826)	547	(62)	(341)
Pension settlement/curtailment expense	—	—	1,494	1,494
Pre-tax (income) attributable to noncontrolling interest in ASC	—	(197)	—	(197)
Adjusted EBITDA (non-GAAP)	$212,101	$63,250	$(46,418)	$228,933

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insight into the underlying earnings and are financial performance metrics commonly used by investors. The Company calculates the per-share amount for items included in continuing operations by using the income tax rate based on either the tax rates in specific countries or the estimated tax rate applied to total company results. The after-tax amount is then divided by the weighted-average number of shares outstanding for each period. Year-to-date earnings per-share effects are determined by adding the amounts calculated at each reporting period.

Index

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
Year ended December 31, 2020	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$5,736	$1,862	$3,874	$0.11
Foreign currency revaluation (gains)/losses(a)	15,444	896	14,548	0.46
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	1,272	380	892	0.04
(a) In 2020, the company recorded losses of approximately $14 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

	(in thousands, except per share amounts)
Year ended December 31, 2019	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$2,905	$824	$2,081	$0.06
Foreign currency revaluation (gains)/losses	(3,190)	(904)	(2,286)	(0.07)
Pension curtailment charge	478	91	387	0.01
Acquisition/integration costs	621	156	465	0.01

	(in thousands, except per share amounts)
Year ended December 31, 2018	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$15,570	$4,904	$10,666	$0.34
Foreign currency revaluation (gains)/losses	(341)	3	(344)	(0.01)
Pension settlement/curtailment charge	1,494	348	1,146	0.04
The following table contains the calculation of full-year Adjusted EPS, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2020	2019	2018
Earnings per share (GAAP)	$3.05	$4.10	$2.57
Adjustments, after tax:
Restructuring expenses, net	0.11	0.06	0.34
Foreign currency revaluation (gains)/losses	0.46	(0.07)	(0.01)
Former CEO termination costs	0.06	—	—
Pension settlement/curtailment charge	—	0.01	0.04
Acquisition/integration costs	0.04	0.01	—
Adjusted earnings per share (non-GAAP)	$3.72	$4.11	$2.94

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2020	2019	2018
Current maturities of long-term debt	$9	$20	$1,224
Long-term debt	398,000	424,009	523,707
Total debt	398,009	424,029	524,931
Cash and cash equivalents	241,316	195,540	197,755
Net debt	$156,693	$228,489	$327,176

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Index

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $650.1 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $65.0 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $88.2 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $55.4 million of foreign currency assets as of December 31, 2020. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $5.5 million. Actual results may differ.
Interest Rate Risk
We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.
On December 31, 2020, we had the following variable rate debt:

(in thousands, except interest rates)
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 1.775% in 2020, due in 2024	$48,000
Total	$48,000
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $0.5 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 18 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K, which is incorporated herein).

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of estimated total contract costs at completion for Albany Engineered Composites revenue             recognition for certain firm-fixed-price contracts

As discussed in Note 2 to the consolidated financial statements, a portion of the Albany Engineered Composites (AEC) segment revenue is earned under short duration, firm-fixed-price orders that are placed under definitive agreements, with revenue recognized over time as costs are incurred. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.

We identified the evaluation of estimated total contract costs at completion for AEC revenue recognition for certain firm-fixed-price contracts as a critical audit matter. A high degree of auditor judgment was required to evaluate the estimates of total contract costs at completion because of the varied nature and inherent complexities of the contractual performance obligations.

Index

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the AEC revenue process. This included controls related to developing forecasted estimated total contract costs. For certain contracts, we compared the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately. We read relevant agreements, including amendments, and inquired of financial and operational personnel of the Company to identify factors that should be considered within the cost to complete estimates. We inspected the Company’s analysis of the contracts’ status, including forecasted costs, which we compared against historical costs.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Albany, New York
February 25, 2021

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited Albany International Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
/s/ KPMG LLP
Albany, New York
February 25, 2021

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(in thousands, except per share amounts)

	2020	2019	2018
Net sales	$900,610	$1,054,132	$982,479
Cost of goods sold	529,538	656,431	632,730
Gross profit	371,072	397,701	349,749
Selling, general and administrative expenses	163,909	163,651	156,189
Technical and research expenses	35,347	37,569	40,582
Restructuring expenses, net	5,736	2,905	15,570
Operating income	166,080	193,576	137,408
Interest income	(2,748)	(2,729)	(2,118)
Interest expense	16,332	19,650	20,242
Other (income)/expense, net	13,422	(1,557)	4,037
Income before income taxes	139,074	178,212	115,247
Income tax expense	41,831	44,829	32,228
Net income	97,243	133,383	83,019
Net income/(loss) attributable to the noncontrolling interest	(1,346)	985	128
Net income attributable to the Company	$98,589	$132,398	$82,891

Earnings per share attributable to Company shareholders — Basic	$3.05	$4.10	$2.57
Earnings per share attributable to Company shareholders — Diluted	$3.05	$4.10	$2.57

Dividends declared per share, Class A and Class B	$0.77	$0.73	$0.69
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2020	2019	2018
Net income	$97,243	$133,383	$83,019
Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	38,927	(8,747)	(27,383)
Pension settlements and curtailments	411	450	1,494
Pension/postretirement plan remeasurement	13,407	(1,796)	851
Amortization of pension and postretirement liability adjustments:
Prior service credit	(4,474)	(4,420)	(4,454)
Net actuarial loss	5,004	4,480	5,175
Payments and amortization related to interest rate swaps included in earnings	3,982	(1,011)	(146)
Derivative valuation adjustment	(12,622)	(9,512)	3,832
Income taxes related to items of other comprehensive income/(loss):
Pension settlements and curtailments	(128)	(74)	(348)
Pension/postretirement plan remeasurement	(3,017)	359	(408)
Amortization of pension and postretirement liability adjustments	(148)	(13)	(158)
Payments and amortization related to interest rate swaps included in earnings	(1,028)	259	37
Derivative valuation adjustment	3,259	2,432	(979)
Comprehensive income	140,816	115,790	60,532
Comprehensive income/(loss) attributable to the noncontrolling interest	(207)	975	111
Comprehensive income attributable to the Company	$141,023	$114,815	$60,421

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$241,316	$195,540
Accounts receivable, net	188,423	218,271
Contract assets, net	139,289	79,070
Inventories	110,478	95,149
Income taxes prepaid and receivable	5,940	6,162
Prepaid expenses and other current assets	31,830	24,142
Total current assets	717,276	618,334

Property, plant and equipment, net	448,554	466,462
Intangibles, net	46,869	52,892
Goodwill	187,553	180,934
Deferred income taxes	38,757	51,621
Noncurrent receivables, net	36,265	41,234
Other assets	74,662	62,891
Total assets	$1,549,936	$1,474,368

Liabilities
Current liabilities:
Accounts payable	$49,173	$65,203
Accrued liabilities	125,459	125,885
Current maturities of long-term debt	9	20
Income taxes payable	16,222	11,611
Total current liabilities	190,863	202,719

Long-term debt	398,000	424,009
Other noncurrent liabilities	130,424	132,725
Deferred taxes and other liabilities	10,784	12,226
Total liabilities	730,071	771,679

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 39,115,405 in 2020 and 39,098,792 in 2019	39	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2020 and 2019	2	2
Additional paid-in capital	433,696	432,518
Retained earnings	770,746	698,496
Accumulated items of other comprehensive income:
Translation adjustments	(83,203)	(122,852)
Pension and postretirement liability adjustments	(39,661)	(49,994)
Derivative valuation adjustment	(9,544)	(3,135)
Treasury stock (Class A), at cost; 8,391,011 shares in 2020 and 8,408,770 shares in 2019	(256,009)	(256,391)
Total Company shareholders’ equity	816,066	698,683
Noncontrolling interest	3,799	4,006
Total equity	819,865	702,689
Total liabilities and shareholders’ equity	$1,549,936	$1,474,368
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2020	2019	2018
OPERATING ACTIVITIES
Net income	$97,243	$133,383	$83,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,328	62,085	68,800
Amortization	9,377	8,710	10,236
Change in deferred taxes and other liabilities	11,101	13,702	8,972
Provision for write-off of property, plant and equipment	1,173	3,119	3,707
Non-cash interest (income)/expense	(290)	605	459
Write-off of pension liability adjustments due to settlement/curtailment	411	450	1,494
Compensation and benefits paid or payable in Class A Common Stock	1,505	2,063	2,203
Provision for credit losses from uncollected receivables and contract assets	1,628	309	579
Foreign currency remeasurement (gain)/loss on intercompany loans	14,246	(3,730)	(1,611)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	31,522	9,278	(19,718)
Contract assets	(59,122)	(19,199)	(10,267)
Inventories	(13,685)	(8,923)	(968)
Prepaid expenses and other current assets	(7,811)	(2,291)	(5,815)
Income taxes prepaid and receivable	113	1,390	(1,402)
Accounts payable	(15,586)	10,524	9,340
Accrued liabilities	(3,856)	(7,393)	8,209
Income taxes payable	5,939	3,979	(824)
Noncurrent receivables	4,158	(1,341)	(12,249)
Other noncurrent liabilities	(2,437)	(6,573)	(5,479)
Other, net	1,296	205	(6,200)
Net cash provided by operating activities	140,253	200,352	132,485
INVESTING ACTIVITIES
Purchase of business, net of cash acquired	—	(30,793)	—
Purchases of property, plant and equipment	(41,463)	(67,358)	(81,579)
Purchased software	(927)	(597)	(1,307)
Net cash used in investing activities	(42,390)	(98,748)	(82,886)
FINANCING ACTIVITIES
Proceeds from borrowings	75,000	45,000	26,031
Principal payments on debt	(101,020)	(120,017)	(29,913)
Principal payments on finance lease liabilities	(7,214)	(1,180)	—
Debt acquisition costs	(2,432)	—	—
Taxes paid in lieu of share issuance	(490)	(971)	(1,652)
Proceeds from options exercised	55	112	202
Dividends paid	(24,568)	(23,251)	(21,926)
Net cash used in financing activities	(60,669)	(100,307)	(27,258)
Effect of exchange rate changes on cash and cash equivalents	8,582	(3,512)	(8,313)
Increase/(decrease) in cash and cash equivalents	45,776	(2,215)	14,028
Cash and cash equivalents at beginning of period	195,540	197,755	183,727
Cash and cash equivalents at end of period	$241,316	$195,540	$197,755
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
In our Machine Clothing (MC) business segment, we recognize revenue when we satisfy our performance obligations related to the manufacture and delivery of products. In our Albany Engineered Composites (AEC) business segment, revenue from most long-term contracts is recognized over time using an input method as the measure of progress. The classification of revenue in excess of progress billings on long-term contracts is included in Contract assets, net, which are rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations.
We are required to limit our estimate of contract values to the period of the legally enforceable contract. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. This contract period may result in a loss contract provision at contract inception. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $9.9 million and $10.8 million in 2020 and 2019, respectively, and decreased AEC operating income by $2.0 million in 2018. The favorable effects in 2020 and 2019 were largely attributable to efficiency improvements during the ramp-up of several programs.
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
Selling, General, Administrative, Technical, and Research Expenses
Selling, general, administrative, and technical expenses are primarily comprised of wages, incentive compensation, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes costs related to contract acquisition and provisions for expected credit losses on financial assets measured at amortized cost. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total company research expense was $25.8 million in 2020, $26.9 million in 2019, and $29.8 million in 2018.
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
Restructuring Expense
We may incur expenses related to exiting a line of business or restructuring of our operations, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Restructuring expenses may also include impairment of Property, plant and equipment, as described below under “Property, Plant and Equipment”. Employee termination costs include severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.
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
The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2020	2019	2018
Losses/(gains) included in:
Selling, general, and administrative expenses	$1,875	$1,281	$(274)
Other expense, net	13,569	(4,471)	(67)
Total transaction losses/(gains)	$15,444	$(3,190)	$(341)
The following table presents foreign currency gains on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2020	2019	2018
Gain (before tax) on long-term intercompany loan	$(4,985)	$—	$—
Cash and Cash Equivalents

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
Effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL), using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2020 were not restated. The pre-tax cumulative effect of initially applying the new standard was an increase in credit loss reserves of $1.8 million, primarily for Accounts receivable and Contract assets. Including tax effects, Retained earnings was reduced by $1.4 million as a result of transitioning to the new standard.

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
The Company also has Noncurrent receivables in the AEC segment that represent revenue earned which have extended payment terms. The Noncurrent receivables will be invoiced to the customer, with 2% interest, over a 10-year period that started in 2020.
See additional information, including accounting policies related to our adoption of the CECL update, set forth in Notes 2 and 11.
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
See additional information, including accounting policies related to our adoption of the CECL update, set forth in Notes 2, 11 and 12.
Inventories
Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw materials inventory is valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first-out method. The Company writes down the inventories for estimated obsolescence, and to lower of cost or net realizable value based upon assumptions about future demand and market conditions. Write-downs of inventories are charged to Cost of goods sold. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories.
See additional information set forth in Notes 2 and 13.
Leases

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
The most significant impacts resulting from the adoption of the new standard were the recognition of ROU assets and lease liabilities for operating leases on our balance sheet for our real estate and automobile operating leases, as well as to the derecognition and reassessment of assets and liabilities related to our primary manufacturing facility in Salt Lake City, Utah (SLC lease) which, previously, had been accounted for as a build-to-suit lease with a failed sale-leaseback. For that lease, transitional guidance required the derecognition of existing assets and liabilities and a reassessment of lease classification. We determined that the lease met the criteria for recording as a finance lease and we determined the January 1, 2019 values of the ROU asset and lease liability on the basis of that reassessment. The change in the SLC lease-related assets and liabilities resulted in a $0.3 million pre-tax reduction to Retained earnings at the date of adoption.
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
Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development were immaterial in 2020 and 2019.

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
Included in Other assets is $31.1 million in 2020 and $21.3 million in 2019 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $0.7 million in 2020 and $0.8 million in 2019. See additional information set forth in Note 18.
Stock-Based Compensation
We have stock-based compensation plans for key employees. No options have been granted since 2002. Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement. We recognized no stock option expense during 2020, 2019, or 2018 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods. See information for other stock-based compensation plans in Note 22.
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
For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, changes in the fair value of derivatives are reported in other comprehensive income as part of Translation adjustments.
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
Recent Accounting Pronouncements
In December, 2019, an accounting update was issued which removes certain exceptions for recognizing deferred taxes for investments and performing intra-period tax allocations. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. We plan to adopt the new standard as of January 1, 2021 and do not expect it will have a material effect on our financial statements.
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
In October 2020, an accounting update was issued which clarifies various topics in the Codification by providing consistency in codification wording and moving existing disclosure requirements to the relevant disclosure sections. We are required to adopt the new standard for fiscal years beginning after December 15, 2020 and we are assessing the potential impact on our financial statements.

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
AEC’s largest source of revenue is derived from the LEAP contract (see Note 10) under a cost-plus-fee agreement. Beginning in 2018, the fee is variable based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred. Under this contract, there is judgment involved in determining applicable contract costs and expected margin, and therefore, in determining the amount of revenue to be recognized.
Payment terms granted to MC and AEC customers reflect general competitive practices. Terms vary with product, competitive conditions, and the country of operation.
The following table provides a summary of the composition of each business segment:

Segment	Product Group	Principal Product or Service	Principal Locations
Machine Clothing (MC)	Machine Clothing
Paper machine clothing: Permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, and pulp
Engineered fabrics: Belts used in the manufacture of nonwovens, fiber cement and several other industrial applications
World-wide
Albany Engineered Composites (AEC)	Albany Safran Composites (ASC) Airframe and engine Components (Other AEC)	3D-woven, injected composite components for aircraft engines Composite airframe and engine components for military and commercial aircraft	Rochester, NH Commercy, France Queretaro, Mexico Salt Lake City, UT Boerne, TX Queretaro, Mexico Kaiserslautern, Germany
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table presents disaggregated revenue for each product group by timing of revenue recognition:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)

	For the year ended December 31, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$569,563	$3,392	$572,955
Albany Engineered Composites
ASC	—	98,411	98,411
Other AEC	18,343	210,901	229,244
Total Albany Engineered Composites	18,343	309,312	327,655
Total revenue	$587,906	$312,704	$900,610

	For the year ended December 31, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$598,054	$3,200	$601,254
Albany Engineered Composites
ASC	—	220,188	220,188
Other AEC	28,584	204,106	232,690
Total Albany Engineered Composites	28,584	424,294	452,878
Total revenue	$626,638	$427,494	$1,054,132

	For the year ended December 31, 2018
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$608,658	$3,200	$611,858
Albany Engineered Composites
ASC	—	182,699	182,699
Other AEC	21,614	166,308	187,922
Total Albany Engineered Composites	21,614	349,007	370,621
Total revenue	$630,272	$352,207	$982,479

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Americas PMC	$297,490	$316,355	$303,768
Eurasia PMC	202,181	210,961	227,493
Engineered Fabrics	73,284	73,938	80,597
Total Machine Clothing Net sales	$572,955	$601,254	$611,858

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
In accordance with ASC 606-10-50-14, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $86 million as of December 31, 2020, $82 million as of December 31, 2019, and $82 million as of December 31, 2018, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2020 we expect to recognize as revenue approximately $64 million during 2021, with the remainder to be recognized in 2022.

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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. The manufacturing spaces used for the production of parts under the long-term supply agreement are owned by Safran, and leased to the Company at either a market rent or a minimal cost. All lease expense is reimbursable by Safran to the Company due to the cost-plus nature of the supply agreement. In 2020, Safran leased manufacturing space from AEC for the GE9X program. Rent paid by Safran under this lease amount to $0.9 million in 2020. AEC Net sales to Safran were $99.0 million in 2020, $226.8 million in 2019, and $186.3 million in 2018. The total of Accounts receivable, Contract assets and Noncurrent receivable due from Safran amounted to $127.1 million and $114.5 million as of December 31, 2020 and 2019, respectively. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2020, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2020	2019	2018
Net Sales
Machine Clothing	$572,955	$601,254	$611,858
Albany Engineered Composites	327,655	452,878	370,621
Consolidated total	$900,610	$1,054,132	$982,479
Depreciation and amortization
Machine Clothing	20,304	21,875	30,813
Albany Engineered Composites	48,496	44,670	43,205
Corporate expenses	3,905	4,250	5,018
Consolidated total	$72,705	$70,795	$79,036
Operating income/(loss)
Machine Clothing	190,805	191,965	169,836
Albany Engineered Composites	31,536	55,520	16,647
Corporate expenses	(56,261)	(53,909)	(49,075)
Operating income	$166,080	$193,576	$137,408
Reconciling items:
Interest income	(2,748)	(2,729)	(2,118)
Interest expense	16,332	19,650	20,242
Other expense, net	13,422	(1,557)	4,037
Income before income taxes	$139,074	$178,212	$115,247

The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2020	2019	2018
Restructuring expenses, net
Machine Clothing	$2,746	$1,129	$12,278
Albany Engineered Composites	2,821	1,833	3,048
Corporate expenses	169	(57)	244
Consolidated total	$5,736	$2,905	$15,570
In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, net, Contract assets, net, Noncurrent receivables, net, Property, plant and equipment, net, Intangibles, net and Goodwill. On November 20, 2019, the Company acquired CirComp GmbH, resulting in a $35.3 million increase in AEC assets.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2020	2019	2018
Segment assets
Machine Clothing	$443,476	$441,072	$453,836
Albany Engineered Composites	713,955	693,799	633,394
Reconciling items:
Cash	241,316	195,540	197,755
Income taxes prepaid, receivable and deferred	44,697	57,783	70,095
Prepaid and Other assets	106,492	86,174	62,912
Consolidated total assets	$1,549,936	$1,474,368	$1,417,992

Capital expenditures and purchased software
Machine Clothing	$15,792	$16,707	$20,230
Albany Engineered Composites	23,718	48,753	60,121
Corporate expenses	2,880	2,495	2,535
Consolidated total	$42,390	$67,955	$82,886
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

(in thousands)	2020	2019	2018
Net sales
United States	$503,473	$574,063	$519,349
Switzerland	128,328	146,571	157,339
Brazil	60,259	64,666	62,093
China	57,007	48,586	50,923
France	55,914	91,783	85,386
Mexico	39,859	73,039	48,534
Other countries	55,770	55,424	58,855
Consolidated total	$900,610	$1,054,132	$982,479

Property, plant and equipment, at cost, net
United States	$263,201	$275,965	$272,584
Mexico	41,738	45,640	40,343
France	41,107	43,986	50,245
China	40,898	41,799	48,686
Sweden	12,109	8,652	8,394
Germany (a)	10,808	10,577	27
United Kingdom	10,731	11,047	12,042
South Korea	10,550	10,795	12,396
Other countries	17,412	18,001	17,338
Consolidated total	$448,554	$466,462	$462,055
(a)In 2019, the Company acquired CirComp GmbH, which resulted in an increase in Property, plant and equipment of $10.6 million.
4. Pensions and Other Postretirement Benefit Plans
Pension Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The U.S. qualified defined benefit pension plan has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under this plan were frozen. As a result of the freeze, employees covered by the pension plan will receive, at retirement, benefits accrued through February 2009, but no benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan, were similarly frozen. The U.S. pension plan accounts for 44 percent of consolidated pension plan assets, and 45 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.
The December 31, 2020 benefit obligations for the U.S. pension and postretirement plans were calculated using the Pri-2012 mortality table with MP-2020 generational projection. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions.
Benefits under the Company's pension plan in Switzerland utilize a cash balance interest crediting rate for determination of plan liabilities. As of December 31, 2020, the benefit obligation for that plan amounted to $6.0 million.

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
The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2020, the accrued postretirement liability was $46.7 million in the U.S. and $1.3 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.
Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2020 and 2019, except where indicated below.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The following table sets forth the plan benefit obligations:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$227,211	$54,384	$201,450	$51,127
Service cost	2,279	200	2,543	189
Interest cost	6,172	1,712	7,216	2,115
Plan participants' contributions	198	—	243	—
Actuarial (gain)/loss	13,309	(4,794)	22,645	4,686
Benefits paid	(8,123)	(3,555)	(8,404)	(3,782)
Settlements and curtailments	(474)	—	(1,768)	—
Plan amendments and other	(204)	—	152	—
Foreign currency changes	5,432	30	3,134	49
Benefit obligation, end of year	$245,800	$47,977	$227,211	$54,384
Accumulated benefit obligation	$236,321	$—	$218,006	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	2.65%	2.38%	3.40%	3.27%
Discount rate — non-U.S. plans	1.91%	2.75%	2.31%	3.05%
Cash balance interest crediting rate - Switzerland pension plan	0.05%	—	0.25%	—
Compensation increase — U.S. plan	—	N/A	—	3.00%
Compensation increase — non-U.S. plans	2.71%	2.75%	2.81%	3.00%

During 2020, pension benefit obligations increased by $18.6 million, $13.3 million of which was driven by net actuarial losses, principally resulting from a lower discount rate. Other postretirement benefit obligations decreased by $6.4 million in 2020, as changes in demographic data assumptions which resulted from a 2020 experience study, were partially offset by lower discount rates. During 2019, lower average discount rates had the effect of significantly increasing both pension and other postretirement benefit obligations.

The following sets forth information about plan assets:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$211,755	$—	$178,942	$—
Actual return on plan assets, net of expenses	28,477	—	32,367	—
Employer contributions	3,219	3,555	4,670	3,782
Plan participants' contributions	198	—	243	—
Benefits paid	(8,123)	(3,555)	(8,404)	(3,782)
Settlements	(737)	—	(260)	—
Foreign currency changes	4,262	—	4,197	—
Fair value of plan assets, end of year	$239,051	$—	$211,755	$—

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The funded status of the plans was as follows:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$239,051	$—	$211,755	$—
Benefit obligation	245,800	47,977	227,211	54,384
Funded status	$(6,749)	$(47,977)	$(15,456)	$(54,384)
Accrued benefit cost, end of year	$(6,749)	$(47,977)	$(15,456)	$(54,384)
Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$31,139	$—	$21,337	$—
Current liability	(2,281)	(3,660)	(2,155)	(3,808)
Noncurrent liability	(35,607)	(44,317)	(34,638)	(50,576)
Net amount recognized	$(6,749)	$(47,977)	$(15,456)	$(54,384)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$53,065	$20,736	$63,240	$28,119
Prior service cost/(credit)	393	(12,946)	639	(17,434)
Net amount recognized	$53,458	$7,790	$63,879	$10,685

The composition of the net pension plan funded status as of December 31, 2020 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$1,551	$25,160	$26,711
Pension plans without pension assets	(6,022)	(27,438)	(33,460)
Total	$(4,471)	$(2,278)	$(6,749)
The net underfunded balance in the U.S. principally relates to the Supplemental Executive Retirement Plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The composition of the net periodic benefit plan cost for the years ended December 31, 2020, 2019, and 2018, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$2,279	$2,543	$2,723	$200	$189	$232
Interest cost	6,172	7,216	7,217	1,712	2,114	2,024
Expected return on assets	(6,853)	(8,285)	(8,873)	—	—	—
Amortization of prior service cost/(credit)	14	68	34	(4,488)	(4,488)	(4,488)
Amortization of net actuarial loss	2,412	2,253	2,219	2,592	2,227	2,956
Settlement	148	(16)	2,246	—	—	—
Curtailment (gain)/loss	263	466	(752)	—	—	—
Net periodic benefit cost	$4,435	$4,245	$4,814	$16	$42	$724

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	3.40%	4.41%	3.70%	3.27%	4.31%	3.59%
Discount rate — non-U.S. plans	2.31%	2.98%	2.83%	3.05%	3.65%	3.40%
Cash balance interest crediting rate - Switzerland pension plan	0.25%	0.85%	0.65%	—	—	—
Expected return on plan assets — U.S. plan	3.54%	4.57%	3.87%	—	—	—
Expected return on plan assets — non-U.S. plans	3.45%	4.45%	4.83%	—	—	—
Rate of compensation increase — U.S. plan	—	—	—	N/A	3.00%	—
Rate of compensation increase — non-U.S. plans	2.81%	3.02%	3.04%	3.00%	3.00%	3.00%
Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2020, 2019, and 2018, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2020	2019	2018	2020	2019	2018
Settlements/curtailments	$(411)	$(450)	$(1,494)	$—	$—	$—
Asset/liability loss/(gain)	(8,053)	(2,794)	6,411	(4,794)	4,685	(6,100)
Amortization of actuarial (loss)	(2,412)	(2,253)	(2,219)	(2,592)	(2,227)	(2,956)
Amortization of prior service cost/(credit)	(14)	(68)	(34)	4,488	4,488	4,488
Other	(204)	—	—	—	—	—
Currency impact	670	316	(1,389)	3	—	—
Cost/(benefit) in Other comprehensive income	$(10,424)	$(5,249)	$1,275	$(2,895)	$6,946	$(4,568)
Investment Strategy

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
Fair-Value Measurements
The following tables present plan assets as of December 31, 2020, and 2019, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 18. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2020 and 2019, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2020
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	—	104,642	—	104,642
Insurance contracts	—	—	3,819	3,819
Cash and short-term investments	1,095	—	—	1,095
Total investments in the fair value hierarchy	$1,095	$104,642	$3,819	109,556
Investments at net asset value:
Common Stocks and equity funds				20,213
Fixed income funds				107,012
Limited partnerships				2,270
Total plan assets				$239,051

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2019
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$216	$—	$—	$216
Debt securities	—	92,721	—	92,721
Insurance contracts	—	—	3,244	3,244
Cash and short-term investments	2,793	—	—	2,793
Total investments in the fair value hierarchy	$3,009	$92,721	$3,244	98,974
Investments at net asset value:
Common Stocks and equity funds				56,846
Fixed income funds				52,751
Limited partnerships				3,184
Total plan assets				$211,755

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2020 and 2019:

(in thousands)	December 31, 2019	Net realized gains	Net unrealized gains	Net purchases,issuances and settlements	Net transfers (out of) Level 3	December 31, 2020
Insurance contracts -
total level 3 assets	$3,244	$—	$22	$553	$—	$3,819

(in thousands)	December 31, 2018	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2019
Insurance contracts -
total level 3 assets	$2,890	$—	$20	$334	$—	$3,244

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2020 and 2019, and the target allocation, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2020	2019		2020	2019
Equity securities	—%	—%	1%	13%	13%	13%
Debt securities	100%	98%	96%	82%	81%	80%
Real estate	—%	2%	2%	1%	1%	1%
Other(1)	—%	—%	1%	4%	5%	6%
	100%	100%	100%	100%	100%	100%
(1)Other includes hedged equity and absolute return strategies, and private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.
At the end of 2020 and 2019, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2020	2019
Projected benefit obligation	$42,703	$137,123
Fair value of plan assets	4,815	100,330

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2020	2019
Accumulated benefit obligation	$40,133	$134,737
Fair value of plan assets	4,815	100,330
Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$2,527	$3,660
Expected benefit payments
2021	8,134	3,660
2022	8,585	3,530
2023	8,794	3,418
2024	9,286	3,279
2025	10,009	3,129
2026-2030	54,403	14,027

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring
In 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.8 million.
In 2017, the Company announced a proposal to discontinue operations at its MC production facility in Sélestat, France. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $10.7 million in 2018, which included severance and outplacement costs for the approximately 50 positions that were terminated under this plan. In 2019, restructuring charges were $0.9 million. In 2020, restructuring charges were $1.2 million. Since 2017, we have recorded $13.9 million of restructuring charges related to this action.
In 2018, the Company discontinued certain manufacturing processes at its AEC facility in Salt Lake City, Utah, which resulted in $1.9 million of restructuring in 2018, which included a non-cash restructuring charge of $1.7 million, and an additional $0.2 million for severance. The non-cash restructuring charge resulted from writing down manufacturing equipment used in that line of business to its estimated value. In 2019, the Company wrote off the remaining $1.2 million book value of that equipment as the Company was unable to sell it. To date, we have recorded $3.1 million of restructuring charges related to these actions.
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

Year ended December 31, 2020 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$2,746	$2,746	$—
Albany Engineered Composites	2,821	2,821	—
Corporate expenses	169	169	—
Total	$5,736	$5,736	$—

Year ended December 31, 2019 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,129	$667	$462
Albany Engineered Composites	1,833	659	1,174
Corporate expenses	(57)	(57)	—
Total	$2,905	$1,269	$1,636

Year ended December 31, 2018 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$12,278	$11,890	$388
Albany Engineered Composites	3,048	1,286	1,762
Corporate expenses	244	244	—
Total	$15,570	$13,420	$2,150
We expect that approximately $1.9 million of Accrued liabilities for restructuring at December 31, 2020 will be paid within one year and approximately $0.3 million will be paid the following year.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring — (continued)
The table below presents the changes in restructuring liabilities for 2020 and 2019, all of which related to termination costs:

(in thousands)	December 31, 2019	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2020
Total termination and other costs	$2,042	$5,736	$(5,668)	$85	$2,195

(in thousands)	December 31, 2018	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2019
Total termination and other costs	$5,570	$1,269	$(5,084)	$287	$2,042
6. Other (income)/expense, net
The components of Other (income)/expense, net, are:

(in thousands)	2020	2019	2018
Currency transactions	$13,569	$(4,471)	$(67)
Bank fees and amortization of debt issuance costs	367	348	417
Pension settlements and curtailments	—	450	1,494
Components of net periodic pension and postretirement cost other than service	1,561	1,105	1,089
Other	(2,075)	1,011	1,104
Total	$13,422	$(1,557)	$4,037
In 2020, Other (income)/expense, net included losses related to the revaluation of nonfunctional-currency balances of $13.6 million, which principally resulted from intercompany demand loans payable by Mexican subsidiaries combined with the effects of a much weaker peso in 2020. As a result of changes in business conditions that occurred in the first quarter of 2020, certain loan repayments are no longer expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects for those loans are being recorded in Other comprehensive income, which resulted in a pre-tax gain of $5.0 million being recorded in Other comprehensive income in 2020.
In 2020, the Company recorded other income of $2.6 million related to a successful claim for a rebate of foreign sales tax paid in previous years.
In 2019, the Company took actions to freeze accrued benefits under the United Kingdom defined benefit pension plan, which resulted in a curtailment charge of $0.5 million.
In 2018, the Company took actions to settle a portion of its non-U.S. defined benefit pension plan liabilities, which resulted in a settlement charge of $2.2 million. Also in 2018, the Company recorded a pension curtailment gain of $0.7 million related to the restructuring in Sélestat, France.
7. Income Taxes
The following tables present components of income tax expense/(benefit) and income before income taxes on continuing operations:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

(in thousands)	2020	2019	2018
Income tax based on income from continuing operations, at estimated tax rates of 28%, 28%, and 31%, respectively	$39,544	$49,977	$36,044
Income tax before discrete items	39,544	49,977	36,044
Discrete tax expense/(benefit):
Net impact of mandatory deemed repatriation	—	—	(1,003)
Provision for/resolution of tax audits and contingencies, net	752	(2,874)	1,286
Adjustments to prior period tax liabilities	(2,420)	(1,637)	(1,284)
Provision for/adjustment to beginning of year valuation allowances	168	(525)	(4,882)
Enacted tax legislation	—	(112)	2,067
Tax effect of non-deductible foreign exchange loss on intercompany loan	3,801	—	—
Other	(14)	—	—
Total income tax expense	$41,831	$44,829	$32,228

(in thousands)	2020	2019	2018
Income/(loss) before income taxes:
U.S.	$63,375	$76,024	$41,875
Non-U.S.	75,699	102,188	73,372
	$139,074	$178,212	$115,247
Income tax provision
Current:
Federal	$1,415	$780	$304
State	2,028	6,357	4,996
Non-U.S.	26,916	25,255	21,557
	$30,359	$32,392	$26,857
Deferred:
Federal	$11,211	$10,583	$10,700
State	192	253	(338)
Non-U.S.	69	1,601	(4,991)
	$11,472	$12,437	$5,371
Total income tax expense	$41,831	$44,829	$32,228

The significant components of deferred income tax expense/(benefit) are as follows:

(in thousands)	2020	2019	2018
Net effect of temporary differences	$5,262	$(18)	$(4,657)
Foreign tax credits	7,173	12,530	9,437
Retirement benefits	401	(752)	2,360
Net impact to operating loss carryforwards	(1,532)	1,314	1,046
Enacted changes in tax laws and rates		(112)	2,067
Adjustment to beginning-of-the-year valuation allowance balance for changes in circumstances	168	(525)	(4,882)
Total	$11,472	$12,437	$5,371

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.8	3.0	2.9
Non-U.S. local income taxes	3.2	4.4	3.3
U.S. permanent adjustments	0.1	—	(0.3)
Foreign permanent adjustments	0.2	0.4	(0.4)
Foreign rate differential	0.6	0.5	0.2
Net U.S. tax on non-U.S. earnings and foreign withholdings	1.2	0.3	5.7
Provision for/resolution of tax audits and contingencies, net	0.5	(1.6)	1.1
Research and development and other tax credits	(0.4)	(0.3)	(0.1)
Provision for/adjustment to beginning of year valuation allowances	0.2	(0.3)	(4.2)
Enacted tax legislation and rate change	—	(0.1)	1.8
Tax effect of non-deductible foreign exchange loss on intercompany loan	2.7	—	—
Return to provision and other adjustments	(1.0)	(2.1)	(3.0)
Effective income tax rate	30.1%	25.2%	28.0%

The Company's subsidiary in Mexico has an intercompany loan payable in U.S. dollars. As a result of the weaker Mexican peso, the Company recorded a revaluation loss in 2020 which is not deductible under Mexican tax law, leading to a $3.8 million discrete tax charge.
The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The majority of these countries had income tax rates that are above the United States federal tax rate of 21% during 2020. The jurisdictional location of earnings is a significant component of the Company’s effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of the Company’s total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges. The foreign income tax rate differential that is included above in the reconciliation of the effective tax rate includes the difference between tax expense calculated at the U.S. federal statutory tax rate of 21% and the expense accrued based on the different statutory tax rates that apply in the jurisdictions where the income or loss is earned.
During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (blended 34% tax rate), China (25% tax rate), and Mexico (30% tax rate). The foreign rate differential of these jurisdictions was partially offset by Switzerland (7.8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

On July 20, 2020, The Treasury Department and the IRS released final regulations and proposed regulations under Section 951A and Section 954, relating to the treatment of income that is subject to a high rate of foreign tax under the global intangible low-taxed income (GILTI) and subpart F income regimes. The final regulations adopted a high-tax exclusion for GILTI purposes, which can be elected on an annual basis. These final regulations may be applied retroactively to tax years beginning after December 31, 2017. The Company expects to elect the GILTI high-tax exclusion for the 2020 tax year. By making the election, the Company will reduce its taxable income by approximately $15 million. After taking the GILTI foreign tax credits into consideration, the net impact of making the election is a tax reduction of $0.7 million, or 0.5%. The Company will also use $0.7 million less carryover foreign tax credits, which can be utilized in a future year. The Company will review the impact of making the high-tax election retroactively for the 2018 and 2019 tax years to determine the potential benefits of making the election. The primary benefit of making the election retroactively would be the preservation of foreign tax credits that could then be utilized in future years. Making the election retroactively isn't expected to have a significant impact on the Company's financial reporting.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

The Proposed Regulations generally conform the high-tax exception under the subpart F regime with the high-tax exclusion under the GILTI regime, and adopt a single election under Section 954(b)(4) applicable for purposes of both subpart F income and tested income. The proposed regulations adopt a unified election for subpart F and tested income that applies the rules of the GILTI high-tax exclusion for both tested income and subpart F income. The proposed regulations generally apply to tax years beginning after the date of publication of the Treasury decision adopting such rules as final regulations in the Federal Register. Once the final regulations are published, the Company will determine annually whether making the election is beneficial. This election isn't expected to have a material impact on the Company's financial reporting.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax return purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	U.S.		Non-U.S.
(in thousands)	2020	2019	2020	2019
Noncurrent deferred tax assets:
Accounts receivable, net	$672	$823	$1,453	$1,050
Inventories	762	636	1,995	1,231
Accrued liabilities, deferred compensation	4,490	4,730	1,064	1,386
Property, plant, equipment and intangibles, net	—	—	2,382	4,892
Other noncurrent liabilities	12,498	14,885	82	1,048
Tax loss carryforwards	517	2,266	24,509	21,467
Tax credit carryforwards	9,236	15,931	954	936
Derivatives	3,283	1,411	—	—
Other noncurrent liabilities, reserves	2,704	2,953	—	—
Deferred revenue	1,471	2,417	—	—
Other		—	638	—
Noncurrent deferred tax assets before valuation allowance	35,633	46,052	33,077	32,010
Less: valuation allowance	(9)	—	(10,261)	(9,102)
Total noncurrent deferred tax assets	35,624	46,052	22,816	22,908
Total deferred tax assets	$35,624	$46,052	$22,816	$22,908
Noncurrent deferred tax liabilities:
Unrepatriated foreign earnings	$3,779	$2,202	$—	$—
Property, plant, equipment and intangibles, net	3,122	4,404	—	—
Deferred gain	2,911	3,391	—	—
Flow-through deferred tax liabilities	6,881	6,205	—	—
Deferred revenue	—	—	11,989	8,492
Other	519	510	—	3,137
Total noncurrent deferred tax liabilities	$17,212	$16,712	$11,989	$11,629
Net deferred tax liabilities	$17,212	$16,712	$11,989	$11,629
Net deferred tax asset	$18,412	$29,340	$10,827	$11,279
Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2020, the Company recorded the following movements in its valuation allowance: $0.1 million increase due to the net recording of valuation allowances, $0.3 million increase in a valuation allowance due to a net increase in the related deferred tax assets, and $0.7 million increase due to the effect of the changes in currency translation rates.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

At December 31, 2020, the Company had available approximately $90.6 million of net operating loss carryforwards, for which the Company has a deferred tax asset of $24.6 million, with expiration dates ranging from one year to indefinite that may be applied against future taxable income. The Company believes that it is more likely than not that certain benefits from these net operating loss carryforwards will not be realized and, accordingly, the Company has recorded a valuation allowance of $10.3 million as of December 31, 2020. Additionally, management has evaluated its ability to utilize its other non-U.S. tax attributes during the various carryforward periods and has concluded that the Company will more likely than not be able to utilize the remaining non-U.S. tax attributes. Included in the net operating loss carryforward is approximately $8.5 million of state net operating loss carryforwards that are subject to various business apportionment factors and multiple jurisdictional requirements when utilized. In addition, the Company had available a foreign tax credit carryforward of $0.2 million that will begin to expire in 2025, U.S. and non-U.S. research and development credit carryforwards of $9.0 million and $0.9 million, respectively, that will begin to expire in 2025.
The Company reported a U.S. net deferred tax asset of $18.4 million at December 31, 2020, which contained $9.8 million of tax attributes with limited lives. Although the Company is in a cumulative book income position for the three-year period ending December 31, 2020, management has evaluated its ability to utilize these tax attributes during the carryforward period. The Company’s future profits from operations, available tax elections and tax planning opportunities more likely than not will generate income of sufficient character to utilize the remaining tax attributes except for a small amount of state net operating losses for which we recorded a valuation allowance of less than $0.1 million.
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $131.7 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $1.3 million and U.S. income taxes of $2.0 million which have already been recorded.
The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $132.3 million, and are intended to remain indefinitely invested in foreign operations.
No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2020. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits, $1.3 million of which, if recognized, would impact the effective tax rate:

(in thousands)	2020	2019	2018
Unrecognized tax benefits balance at January 1st	$5,834	$3,790	$4,509
Increase in gross amounts of tax positions related to prior years	540	4,874	2,008
Decrease in gross amounts of tax positions related to prior years	(637)	(2,239)	(358)
Increase in gross amounts of tax positions related to current years	—	—	—
Decrease due to settlements with tax authorities	—	—	(1,626)
Decrease due to lapse in statute of limitations	(300)	(626)	(479)
Currency translation	54	35	(264)
Unrecognized tax benefits balance at December 31,	$5,491	$5,834	$3,790
The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized interest and penalties related to the unrecognized tax benefits noted above of $0.2 million or less in each of 2020, 2019 and 2018. As of December 31, 2020, 2019 and 2018, the Company had approximately $0.1 million, $0.1 million, and $0.4 million respectively, of accrued interest and penalties related to unrecognized tax benefits.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico and Switzerland. The open tax years in these jurisdictions range from 2008 to 2020. The Company is currently under audit in non-U.S. tax jurisdictions, including but not limited to Canada, Italy and Switzerland. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period immaterial charge related to developments in an ongoing U.S. state tax audit, which resulted in a corresponding decrease in deferred tax assets. In the second quarter of 2020, the U.S. state tax audit was settled. As a result of the audit settlement, the Company recorded a net tax benefit of $1.5 million.
As of December 31, 2020, and 2019, current income taxes prepaid and receivable consisted of the following:

(in thousands)	2020	2019
Prepaid taxes	$5,234	$4,399
Taxes receivable	706	1,763
Total current income taxes prepaid and receivable	$5,940	$6,162

As of December 31, 2020, and 2019, non-current deferred taxes and other liabilities consisted of the following:

(in thousands)	2020	2019
Deferred income taxes	$9,518	$11,002
Other liabilities	1,266	1,224
Total noncurrent deferred taxes and other liabilities	$10,784	$12,226
Taxes paid, net of refunds, amounted to $25.1 million in 2020, $25.9 million in 2019 and $28.1 million in 2018.

8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2020	2019	2018
Net income attributable to the Company	$98,589	$132,398	$82,891
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,329	32,296	32,252
Effect of dilutive stock-based compensation plans:
Stock options	7	12	15
Long-term incentive plan	20	14	28
Weighted average number of shares used in calculating diluted net income per share	32,356	32,322	32,295
Average market price of common stock used for calculation of dilutive shares	$58.56	$78.13	$66.95
Net income per share:
Basic	$3.05	$4.10	$2.57
Diluted	$3.05	$4.10	$2.57
Shares outstanding, net of treasury shares, were 32.3 million as of December 31, 2020, 2019 and 2018.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI from January 1, 2018 to December 31, 2020:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2018	$(87,318)	$(50,536)	$1,953	$(135,901)
Other comprehensive income/(loss) before reclassifications	(28,658)	1,275	2,853	(24,530)
Pension/postretirement settlements and curtailments	—	1,146	—	1,146
Pension/postretirement plan remeasurement	—	443	—	443
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(109)	(109)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	563	—	563
Net current period other comprehensive income	(28,658)	3,427	2,744	(22,487)
December 31, 2018	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications	(6,876)	(525)	(10,523)	(17,924)
Pension/postretirement settlements and curtailments	—	376	—	376
Pension/postretirement plan remeasurement	—	(1,437)	—	(1,437)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	2,691	2,691
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	47	—	47
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(6,876)	(2,885)	(7,832)	(17,593)
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications	39,649	(722)	(9,363)	29,564
Pension/postretirement settlements and curtailments	—	283	—	283
Pension/postretirement plan remeasurement	—	10,390	—	10,390
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	2,954	2,954
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	382	—	382
Net current period other comprehensive income	39,649	10,333	(6,409)	43,573
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI) — (continued)
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2020, 2019, and 2018.

(in thousands)	2020	2019	2018
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$3,982	$(1,011)	$(146)
Income tax effect	(1,028)	259	37
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$2,954	$(752)	($109)
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$411	$450	$1,494
Amortization of prior service credit	(4,474)	(4,420)	(4,454)
Amortization of net actuarial loss	5,004	4,480	5,175
Total pretax amount reclassified(b)	941	510	2,215
Income tax effect	(276)	(87)	(506)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$665	$423	$1,709
________________________
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
10 Noncontrolling Interest — (continued)

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

(in thousands, except percentages)	2020	2019
Net income/(loss) of Albany Safran Composites (ASC)	$(12,261)	$11,140
Less: Return attributable to the Company's preferred holding	1,202	1,291
Net income/(loss) of ASC available for common ownership	$(13,463)	$9,849
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$(1,346)	$985

Noncontrolling interest, beginning of year	$4,006	$3,031
Net income/(loss) attributable to noncontrolling interest	(1,346)	985
Changes in other comprehensive income attributable to noncontrolling interest	1,139	(10)
Noncontrolling interest, end of year	$3,799	$4,006

11. Accounts Receivable
As of December 31, 2020 and 2019, Accounts receivable consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Trade and other accounts receivable	$167,370	$201,427
Bank promissory notes	24,860	18,563
Allowance for expected credit losses	(3,807)	(1,719)
Accounts receivable, net	$188,423	$218,271

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of December 31, 2020 and December 31, 2019, Noncurrent receivables were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Noncurrent receivables	$36,539	$41,234
Allowance for expected credit losses	(274)	—
Noncurrent receivables, net	$36,265	$41,234

As described in Note 1, effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL). This accounting update replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new standard, the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable, Contract assets and Noncurrent receivables. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.

While an expected credit loss allowance is recorded at the same time the financial asset is recorded, the Company monitors financial assets for credit impairment events to assess whether there has been a significant increase in credit risk since initial recognition, and considers both quantitative and qualitative information. The risk of loss due to credit default increases when one or more events occur that can have a detrimental impact on estimated future cash flows of that financial asset. Evidence that a financial asset is subject to greater credit risk includes observable data about significant financial difficulty of the customer, a breach of contract, such as a default or past due event, or it becomes probable that the customer will enter bankruptcy or other financial reorganization, among other factors. It may not be possible to identify a single discrete event, but rather, the combined effect of several events that may cause an increase in risk of loss.
The probability of default is driven by the relative financial health of our customer base and that of the industries in which we operate, as well as the broader macro-economic environment. A changing economic environment or forecasted economic scenario can lead to a different probability of default and can suggest that credit risk has changed. Such is the case with the global COVID-19 pandemic, which has increased uncertainty and poses a significant challenge to the macro-economic environment. Management believes this has increased the probability of credit default, causing the Company to increase the allowance for expected credit losses during 2020.
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
The following table presents the (increases)/decreases in the allowance for credit losses for Accounts receivable in 2020:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	December 31, 2020
Specific customer reserves	$(1,719)	$(44)	$(43)	$(42)	$106	$(1,742)
Incremental expected credit losses	—	(1,139)	(857)	(46)	(23)	(2,065)
Accounts receivable expected credit losses	$(1,719)	$(1,183)	$(900)	$(88)	$83	$(3,807)

The following table presents the (increases)/decreases in the allowance for credit losses for Noncurrent receivables in 2020:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	December 31, 2020
Noncurrent receivables expected credit losses	$—	$(206)	$(71)	$3	$—	$(274)

12. Contract Assets and Liabilities
Contract assets and Contract liabilities (included in Accrued liabilities) are reported in the Consolidated Balance Sheets in a net position, on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities are summarized as follows:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
12. Contract Assets and Liabilities — (continued)

(in thousands)	December 31, 2020	December 31, 2019
Contract assets	$140,348	$79,070
Allowance for expected credit losses	(1,059)	—
Contract assets, net	$139,289	$79,070

Contract liabilities	$8,206	$5,656
Contract assets increased $60.2 million during the year ended December 31, 2020. Contract assets increase when there is an increase in unbilled revenue related to the satisfaction of performance obligations in excess of the amounts billed to customers for contracts that are in a contract asset position. The 2020 increase in Contract assets, approximately half of which was related to the LEAP program, was driven by delays in the Boeing 737 MAX return to service and a challenging economic environment in 2020, which caused a slowdown in several key aerospace programs. Other than the allowance for expected credit losses, there were no other provisions for losses related to our Contract assets during the years ended December 31, 2020 and 2019.
The following table presents the 2020 (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2019	CECL transition adjustment	Charges	Currency translation	Other	December 31, 2020
Contract assets expected credit losses	$—	$(403)	$(657)	$(5)	$6	$(1,059)

Contract liabilities increased $2.6 million during the year ended December 31, 2020, primarily due to increased billings in excess of revenue recognized from satisfied performance obligations for contracts that were in a contract liability position. Revenue recognized for the years ended December 31, 2020 and 2019 that was included in the Contract liability balance at the beginning of the year was $3.8 million and $6.0 million, respectively.

13. Inventories
As of December 31, 2020 and 2019, inventories consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Raw materials	$57,789	$52,960
Work in process	40,416	31,744
Finished goods	12,273	10,445
Total inventories	$110,478	$95,149

14. Property, Plant and Equipment
The table below sets forth the components of property, plant and equipment as of December 31, 2020 and 2019:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
14. Property, Plant and Equipment — (continued)

(in thousands)	2020	2019	Estimated useful life
Land and land improvements	$15,611	$14,168	25 years for improvements
Buildings	246,137	227,875	15 to 40 years
Right of use assets	10,971	16,686	10 to 15 years
Machinery and equipment	1,076,092	1,020,348	5 to 15 years
Furniture and fixtures	8,638	8,126	5 years
Computer and other equipment	19,294	18,808	3 to 10 years
Software	62,400	60,995	5 to 8 years
Capital expenditures in progress	46,228	45,588
Property, plant and equipment, gross	1,485,371	1,412,594
Accumulated depreciation and amortization	(1,036,817)	(946,132)
Property, plant and equipment, net	$448,554	$466,462
Depreciation expense was $63.3 million in 2020, $62.1 million in 2019, and $68.8 million in 2018. Software amortization is recorded in Selling, general, and administrative expense and was $2.1 million in 2020, $2.4 million in 2019, and $3.2 million in 2018.
Capital expenditures, including purchased software, were $42.4 million in 2020, $68.0 million in 2019, and $82.9 million in 2018. Unamortized software cost was $4.8 million in 2020, $5.3 million and $6.9 million as of December 31, 2019 and 2018, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $17.7 million in 2020, $19.8 million in 2019, and $19.4 million in 2018.

15. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually at the reporting unit level, using either a qualitative or quantitative approach. Impairment is the condition that exists when the carrying amount of a reporting unit, including goodwill, exceeds its fair value. Our reportable segments are consistent with our operating segments.
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
To determine fair value, we utilize two market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company as well as publicly available industry information, to determine earnings multiples and sales multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.
In the second quarter of 2020, management applied the quantitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. As part of this evaluation, the Company considered projected cash flows and market multiples for the Company’s Machine Clothing reporting unit and three AEC reporting units. Management performed these quantitative assessments and concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated spread between the fair and carrying values. Accordingly, no impairment charges were recorded.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
On November 20, 2019, the Company acquired CirComp GmbH, a privately-held developer and manufacturer of high-performance composite components located in Kaiserslautern, Germany. The assets acquired include goodwill of $17.7 million and amortizable intangible assets of $10.3 million, including measurement period adjustments recorded in 2020.
We are continuing to amortize certain patents, trademarks and names, customer contracts, relationships and technology assets that have finite lives. The changes in intangible assets and goodwill from December 31, 2018 to December 31, 2020, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2019	Other Changes	Amortization	Currency Translation	Balance at December 31, 2020
Amortized intangible assets:
AEC Trademarks and trade names	6-15	$73	$—	$(16)	$—	$57
AEC Technology	10-15	5,804	—	(670)	610	5,744
AEC Intellectual property	15	1,243	—	(83)	—	1,160
AEC Customer contracts	6	6,544	—	(2,912)	—	3,632
AEC Customer relationships	8-15	39,147	329	(3,513)	297	36,260
AEC Other intangibles	5	81	—	(65)	—	16
Total amortized intangible assets		$52,892	$329	$(7,259)	$907	$46,869
Unamortized intangible assets:
MC Goodwill		$67,672	$—	$—	$4,618	$72,290
AEC Goodwill		113,262	335	—	1,666	115,263
Total unamortized intangible assets		$180,934	$335	$—	$6,284	$187,553

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2018	Acquisition	Amortization	Currency Translation	Balance at December 31, 2019
Amortized intangible assets:
AEC Trademarks and trade names	6-15	$11	$68	$(6)	$—	$73
AEC Technology	10-15	56	5,821	(73)	—	5,804
AEC Intellectual property	15	—	1,250	(7)	—	1,243
AEC Customer contracts	6	9,456	—	(2,912)	—	6,544
AEC Customer relationships	8-15	39,538	2,834	(3,247)	22	39,147
AEC Other intangibles	5	145	—	(64)	—	81
Total amortized intangible assets		$49,206	$9,973	$(6,309)	$22	$52,892
Unamortized intangible assets:
MC Goodwill		$68,652	$—	$—	$(980)	$67,672
AEC Goodwill		95,730	17,343	—	189	113,262
Total unamortized intangible assets		$164,382	$17,343	$—	$(791)	$180,934
As of December 31, 2020, the gross carrying amount and accumulated amortization of amortized intangible assets was $78.0 million and $31.1 million, respectively.
Amortization expense related to intangible assets was reported in the Consolidated Statement of Income as follows: $3.0 million in Cost of goods sold and $4.3 million in Selling, general and administrative expenses in 2020; $3.0 million in Cost of goods sold and $3.3 million in Selling, general and administrative expenses in 2019; and $2.9 million in Cost of goods sold and $3.3 million in Selling, general and administrative expenses in 2018. Estimated amortization expense of intangibles for the years ending December 31, 2021 through 2025, is as follows:

Year	Annual amortization (in thousands)
2021	$7,200
2022	5,000
2023	4,200
2024	4,200
2025	4,200

16. Accrued Liabilities
Accrued liabilities consist of:

(in thousands)	2020	2019
Salaries and wages	$23,571	$22,878
Contract loss reserve	11,250	17,190
Employee benefits	12,952	14,235
Returns and allowances	10,560	11,249
Accrual for compensated absences	10,655	10,445
Dividends	6,469	6,139
Contract liabilities	8,206	5,656
Lease liability - Operating lease	4,433	4,023
Lease liability - Financing lease	1,438	1,835
Postretirement medical benefits – current portion	3,660	3,808
Restructuring costs	1,908	1,342
Professional fees	3,451	2,999
Pension liability – current portion	2,281	2,155
Workers' compensation	1,685	1,982
Utilities	1,285	790
Interest	701	517
Other	20,954	18,642
Total	$125,459	$125,885

17. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	2020	2019
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.50% in 2020 and 3.43% in 2019 (including the effect of interest rate hedging transactions, as described below), due in 2024	$398,000	$424,000
Other debt, at an average end of period rate of 5.50% in both 2020 and 2019, due in varying amounts through 2021	9	29
Long-term debt	398,009	424,029
Less: current portion	(9)	(20)
Long-term debt, net of current portion	$398,000	$424,009
Principal payments of $398 million are due on long-term debt in 2024. Cash payments of interest amounted to $15.1 million in 2020, $17.4 million in 2019 and $18.8 million in 2018.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $398 million of borrowings were outstanding as of December 31, 2020. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 30, 2020, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2020, we would have been able to borrow an additional $302 million under the Agreement.

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
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2020 was 0.16%, during the swap period. On December 16, 2020, the all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of December 31, 2020, our leverage ratio was 1.34 to 1.00 and our interest coverage ratio was 14.39 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.
We were in compliance with all debt covenants as of December 31, 2020.
18. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2020, or at December 31, 2019.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)

	December 31, 2020			December 31, 2019
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value
Assets:
Cash equivalents	$17,508	$—		$16,375	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	748	—		839	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(12,714)	(b)	—	(5,518)	(c)
_____________________
(a)Original cost basis $0.5 million.
(b)Net of $1.0 million receivable floating leg and $13.7 million liability fixed leg.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of December 31, 2020, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $5.4 million in 2020, $(0.6) million in 2019 and $0.5 million in 2018. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $1.4 million in 2020, $0.5 million in 2019, and $0.6 million in 2018, and is expected to reduce interest expense by $0.4 million in 2021.
Gains/(losses) related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Years ended December 31,
(in thousands)	2020	2019	2018
Derivatives not designated as hedging instruments
Foreign currency options gains/(losses)	$(64)	$—	$(61)

19. Other Noncurrent Liabilities
As of December 31, 2020 and 2019, Other Noncurrent Liabilities consisted of the following:

(in thousands)	2020	2019
Postretirement benefits other than pensions	$44,317	$50,576
Pension liabilities	35,607	34,638
Finance leases	16,121	22,700
Operating leases	13,589	14,386
Interest rate swap agreements	12,714	5,518
Deferred payroll taxes	2,593	—
Incentive and deferred compensation	2,286	2,925
Restructuring	287	700
Other	2,910	1,282
Total	$130,424	$132,725

20. Leases
Effective January 1, 2019, we adopted the provisions of ASC 842, Leases, using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2019 were not been restated and the cumulative effect of initially applying the new standard was recorded as an adjustment to Retained earnings at January 1, 2019.
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
We determine if an arrangement is a lease at inception. A contract is, or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract conveys the right to control the use of an identified asset, we assess whether:
•The contract involves the use of an identified asset. This may be specified explicitly or implicitly, and should be physically distinct or represent substantially all of the capacity of a physically distinct asset,
•The lessee has the right to obtain substantially all of the economic benefits from use of the asset throughout the period of use, and
•The lessee has the right to direct the use of the asset, which is demonstrated when the lessee has decision-making rights that are most relevant to changing how and for what purpose the asset is used.
Judgment is required in the application of ASC 842, including the determination of whether a contract contains a lease, the appropriate classification, allocation of consideration, and the determination of the discount rate for the lease. Key estimates and judgments include how the Company determines (1)the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.
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
We have operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
The components of lease expense were as follows:

	For the years ended
(in thousands)	December 31, 2020	December 31, 2019
Finance lease
Amortization of right-of-use asset	$1,056	$997
Interest on lease liabilities	1,475	1,563
Operating lease
Fixed lease cost	5,448	5,063
Variable lease cost	314	35
Short-term lease cost	996	1,283
Total lease expense	$9,289	$8,941

Lease expense for the year ended December 31, 2018 was $8.4 million.
Supplemental cash flow information related to leases was as follows:

	For the years ended
(in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,300	$4,932
Operating cash outflows from finance leases	1,475	1,563
Financing cash outflows from finance leases	7,214	1,180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,017	$9,250
Finance leases	—	5,686

The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

In March 2020, the Company purchased, in cash, the primary CirComp GmbH operating facility in Germany for $5.8 million. This resulted in the recording of land and building assets, and the removal of the finance lease right of use assets and associated lease liabilities. The purchase in included with Principal payments on finance lease liabilities in the Consolidated Statements of Cash Flows.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)

Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2020	December 31, 2019
Operating leases
Right of use assets included in Other assets	$17,712	$18,223
Lease liabilities included in
Accrued liabilities	$4,433	$4,023
Other noncurrent liabilities	13,589	14,386
Total operating lease liabilities	$18,022	$18,409
Finance leases
Right-of-use assets included in Property, plant and equipment, net	$8,976	$15,689
Lease liabilities included in
Accrued liabilities	$1,438	$1,835
Other noncurrent liabilities	16,121	22,700
Total finance lease liabilities	$17,559	$24,535

Additional information for leases existing at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	6 years	6 years
Finance leases	9 years	10 years
Weighted average discount rate
Operating leases	4.5%	4.9%
Finance leases	8.0%	6.7%

Maturities of lease liabilities as of December 31, 2020 were as follows:

(in thousands)	Operating leases	Finance leases
Year ending December 31,
2021	$5,135	$2,790
2022	4,202	2,838
2023	2,829	3,004
2024	1,986	3,004
2025	1,788	3,004
Thereafter	4,587	9,505
Total lease payments	20,527	24,145
Less imputed interest	(2,505)	(6,586)
Total	$18,022	$17,559

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)

Maturities of lease liabilities as of December 31, 2019 were as follows:

(in thousands)	Operating leases	Finance leases
Year ending December 31,
2020	$5,153	$3,347
2021	4,133	3,347
2022	3,096	3,394
2023	2,128	3,560
2024	1,496	3,560
Thereafter	5,332	15,692
Total lease payments	21,338	32,900
Less imputed interest	(2,929)	(8,365)
Total	$18,409	$24,535

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
We were defending 3,615 claims as of December 31, 2020.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2015	3,821	116	86	3,791	$164
2016	3,791	148	102	3,745	758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020	3,708	152	59	3,615	$57
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2020 we had resolved, by means of settlement or dismissal, 37,949 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,710 claims as of December 31, 2020, only twelve claims have been filed against Brandon since January 1, 2012, and no settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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
22. Incentive Plans
Executive Management share-based compensation:
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
Annual awards granted under this plan resulted in cash payments of $1.5 million in 2019, and $2.4 million in 2020 as a result of performance in in the preceding year.
Awards that were granted in 2018, 2019 and 2020, with a performance period of three years, have payments scheduled for March 2021, 2022 and 2023. If a participant terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used for measuring the cost for the share-based portion of an award. Expense associated with these awards is recognized over the vesting period of the performance period which is generally one to three years. In connection with these awards, we recognized expense of $4.8 million in 2020, $4.9 million in 2019 and $3.4 million in 2018. For share-based awards that are dependent on performance after 2020, we expect to record additional compensation expense of approximately $1.1 million in 2021 and $0.4 million in 2022. Shares payable under these plans generally vest immediately prior to payment.
Prior to the 2017 Incentive Plan, multi-year awards were granted under a plan approved in 2011. That plan provided key members of management with incentive compensation based on achieving certain performance targets over a three year period. Such awards were paid out partly in cash and partly in shares of Class A Common Stock. In March 2020, we issued 12,930 shares and made cash payments totaling $0.7 million. In March 2019, we issued 25,473 shares and made cash payments totaling $1.0 million. In March 2018, we issued 33,425 shares and made cash payments totaling $1.3 million. Expense associated with these awards was recognized over the three year vesting period. In connection with this plan, we recognized expense of $0.8 million in 2018 and an insignificant amount of expense thereafter. There are no unvested share-based awards in this Plan that are dependent on performance after 2020. Therefore, we do not expect to record additional compensation expense in future periods.
As of December 31, 2020, there were 1,102,542 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Incentive Plans — (continued)

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2018	157,405	$40.30	$6,343
Forfeitures	—	$—
Payments	(79,762)	$39.90
Shares accrued based on 2018 performance	34,822	$70.59
Shares potentially payable at December 31, 2018	112,465	$49.96	$5,619
Forfeitures	—
Payments	(45,689)	$36.74
Shares accrued based on 2019 performance	14,936	$92.12
Shares potentially payable at December 31, 2019	81,712	$65.06	$5,316
Forfeitures	—	$—
Payments	(20,680)	$47.35
Shares accrued based on 2020 performance	36,808	$73.43
Shares potentially payable at December 31, 2020	97,840	$71.95	$7,040
Other Management share-based compensation:
In 2012, the Company adopted a Phantom Stock plan whereby awards under this program vest over a 5 year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $5.4 million in 2020, $6.3 million in 2019, and $4.8 million in 2018. Based on awards outstanding at December 31, 2020, we expect to record approximately $11 million of compensation cost from 2021 to 2024. The weighted average period for recognition of that cost is approximately 2 years.
The determination of compensation expense for other management share-based compensation plans is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to these plans is presented below:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Incentive Plans — (continued)

	Number of shares	Weighted average value per share	Cash paid for share based liabilities (000's)
Share units potentially payable at January 1, 2018	236,096

Grants	65,370
Changes due to performance	14,343
Payments	(75,545)	$62.69	$4,736
Forfeitures	(12,963)
Share units potentially payable at December 31, 2018	227,301

Grants	58,878
Changes due to performance	21,740
Payments	(69,912)	$70.67	$5,528
Forfeitures	(22,935)
Share units potentially payable at December 31, 2019	215,072

Grants	63,104
Changes due to performance	27,921
Payments	(80,808)	$73.04	$5,848
Forfeitures	(11,441)
Share units potentially payable at December 31, 2020	213,848
During 2018, 2019 and 2020, the Company granted restricted stock units to four executives. The amount of compensation expense is subject to change in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The vesting and payments due under these grants will occur in various periods from 2019 to 2022. Expense recognized for these grants was $0.4 million in 2020, $1.1 million in 2019, and $0.5 million in 2018. Based on awards outstanding at December 31, 2020, we expect to record approximately $1.5 million of compensation cost from 2021 to 2022.
The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $6.5 million in 2020, $6.8 million in 2019, and $6.3 million in 2018.
The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors determines the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $3.6 million in 2020, $3.7 million in 2019, and $3.2 million in 2018.
23. Shareholders’ Equity
We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to 10 votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)
In 2019, a public offering of a portion of the Standish Family shares reduced the number of Class A Common Stock reserved for the conversion of Class B shares, by 1.6 million. At December 31, 2020, 1.6 million shares of Class A Common Stock were reserved for the conversion of Class B Common Stock and the exercise of stock options.
In August 2006, we announced that the Board of Directors authorized management to purchase up to 2 million additional shares of our Class A Common Stock. The Board’s action authorizes management to purchase shares from time to time, in the open market or otherwise, whenever it believes such purchase to be advantageous to our shareholders, and it is otherwise legally permitted to do so. We have made no share purchases under the August 2006 authorization. Activity in Shareholders’ equity for 2018, 2019, and 2020 is presented below:

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2018	37,396	$37	3,234	$3	$428,423	$534,082	$(135,901)	8,431	$(256,876)	$3,247	$573,015
Net income attributable to the Company	—	—	—	—	—	82,891	—	—	—	128	83,019
Adoption of accounting standards (a),(b)	—	—	—	—	—	(5,068)	—	—	—	(327)	(5,395)
Compensation and benefits paid or payable in shares	44	—	—	—	1,437	—	—	—	—	—	1,437
Options exercised	10	—	—	—	201	—	—	—	—	—	201
Shares issued to Directors'	—	—	—	—	494	—	—	(12)	273	—	767
Dividends declared
Class A Common Stock, $0.69 per share	—	—	—	—	—	(20,029)	—	—	—	—	(20,029)
Class B Common Stock, $0.69 per share	—	—	—	—	—	(2,231)	—	—	—	—	(2,231)
Cumulative translation adjustments	—	—	—	—	—	—	(28,658)	—	—	(17)	(28,675)
Pension and postretirement liability adjustments	—	—	—	—	—	—	3,427	—	—	—	3,427
Derivative valuation adjustment	—	—	—	—	—	—	2,744	—	—	—	2,744
December 31, 2018	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Net income attributable to the Company	—	—	—	—	—	132,398	—	—	—	985	133,383
Adoption of accounting standards (c)	—	—	—	—	—	35	—	—	—	—	35
Compensation and benefits paid or payable in shares	26	—	—	—	1,311	—	—	—	—	—	1,311
Options exercised	7	—	—	—	112	—	—	—	—	—	112
Shares issued to Directors'	—	—	—	—	540	—	—	(10)	212	—	752
Dividends declared
Class A Common Stock, $0.73 per share	—	—	—	—	—	(21,818)	—	—	—	—	(21,818)

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

Class B Common Stock, $0.73 per share	—	—	—	—	—	(1,763)	—	—	—	—	(1,763)
Conversion of Class B shares to Class A shares (d)	1,616	2	(1,616)	(1)	—	(1)	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(6,876)	—	—	(10)	(6,886)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(2,885)	—	—	—	(2,885)
Derivative valuation adjustment	—	—	—	—	—	—	(7,832)	—	—	—	(7,832)
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Net income attributable to the Company	—	—	—	—	—	98,589	—	—	—	(1,346)	97,243
Adoption of accounting standards (e)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Compensation and benefits paid or payable in shares	13	—	—	—	622	—	—	—	—	—	622
Options exercised	3	—	—	—	55	—	—	—	—	—	55
Shares issued to Directors'	—	—	—	—	501	—	—	(18)	382	—	883
Dividends declared
Class A Common Stock, $0.77 per share	—	—	—	—	—	(23,651)	—	—	—	—	(23,651)
Class B Common Stock, $0.77 per share	—	—	—	—	—	(1,245)	—	—	—	—	(1,245)
Cumulative translation adjustments	—	—	—	—	—	—	39,649	—	—	1,139	40,788
Pension and postretirement liability adjustments	—	—	—	—	—	—	10,333	—	—	—	10,333
Derivative valuation adjustment	—	—	—	—	—	—	(6,409)	—	—	—	(6,409)
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865

(a)As described in Note 2, the Company adopted ASC 606 effective January 1, 2018, which resulted in a decrease to Retained earnings of $5.6 million and a $0.3 million decrease to Noncontrolling interest.
(b)The Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.5 million increase to Retained earnings.
(c)As described in Note 20, the Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.
(d)In the second quarter of 2019, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offering, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC.
(e)As described in Note 1, the Company adopted the provisions of ASC 326, Current expected credit losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.
24. Business Acquisition

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
The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)	November 20, 2019
Assets acquired
Cash	$1,607
Accounts receivable	986
Contract assets	1,992
Inventories	525
Prepaid expenses and other current assets	452
Right of use assets related to finance lease	5,686
Property, plant and equipment	4,884
Amortizable intangible assets (see Note 15)	10,302
Goodwill	17,676
Total assets acquired	$44,110

Liabilities assumed
Accounts payable	$65
Accrued liabilities	2,777
Lease liabilities	502
Deferred income taxes	3,182
Other noncurrent liabilities	5,184
Total liabilities assumed	$11,710
Net assets acquired	$32,400
Purchase of business, net of cash acquired	$30,793

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2020. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2020. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

/s/ A. William Higgins	/s/ Stephen M. Nolan	/s/ David M. Pawlick
A. William Higgins	Stephen M. Nolan	David M. Pawlick
President and Chief Executive Officer and Director	Chief Financial Officer and Treasurer	Vice President and Controller
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Item 9B.    OTHER INFORMATION
None.

Index

PART III
The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2021 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders.
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a)Directors. The information set out in the section captioned “Election of Directors”, will be filed within the Proxy Statement.
b)Executive Officers. Information about the officers of the Company is set forth in Item 1 above.
c)Significant Employees. Same as Executive Officers.
d)Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer. The information set out in the section captioned “Certain Business Relationships and Related Person Transactions”, will be filed within in the Proxy Statement.
e)Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the officers of the Company is set forth in Item 1 above and the information set out in the section captioned “Election of Directors” in the Proxy Statement.
f)Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. The information set out in the section captioned “Election of Directors”, will be filed within the Proxy Statement.
g)Certain promoters and control persons. None.
h)Audit Committee Financial Expert. The information set out in the section captioned “Corporate Governance”, will be filed within the Proxy Statement.
i)Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, directors, and officers, including the Chief Executive Officer, Chief Financial Officer and Vice President- Controller. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com), within the investor materials section. A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., 216 Airport Drive, Rochester, New Hampshire 03867. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the sections of the Company’s 2021 Proxy Statement captioned “Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Index

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2021 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,267	(1)	$20.56	1,102,542	(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—		—	—
Total	8,267	(1)	$20.56	1,102,542	(2),(3),(4),(5)
_______________________
(1)Does not include 31,718, 17,706, and 48,117 shares that may be issued pursuant to 2018, 2019 and 2020, respectively, performance incentive awards granted to certain executive officers pursuant to the 2017 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)Reflects the number of shares that may be issued pursuant to future awards under the 2011 Incentive Plan and 2017 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2011 Incentive Plan (see note 3 below) as well as under the Directors’ Annual Retainer Plan (see note 5 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)102,542 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 1,615,472. No new shares have been awarded under this plan during 2018 or 2019.
(4)1,000,000 shares available for future issuance under the 2017 Incentive Plan. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan are only counted as used to the extent they are actually issued and delivered, including shares withheld to satisfy tax requirement. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. The Plan awards (including those set forth in column (c) above) would be 1,000,000.
(5)The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $175,000, $105,000 of which is required to

Index

be paid in shares of Class A Common Stock, the total number of shares to be paid to each Director each year shall be determined by the closing price of a share of such stock on the day of the Annual Meeting at which the election of directors for such year occurs ("the Valuation Price"), as such Valuation Price is reported for such day in the Wall Street Journal, rounded down to the nearest whole number. Directors are expected to hold shares with a value of $525,000 or three times the value of the annual retainer. Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. A director and related persons, who owns shares of Common Stock with a value of at least $525,000 may elect to receive, in cash, all or any portion of the retainer otherwise payable in shares of Common Stock.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the section captioned “Election of Directors” in the Company’s 2021 Proxy Statement is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth in the section captioned “Independent Auditors” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

Index

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		06/02/15
3 (b)	Bylaws of Company		8-K		02/23/11
4 (a)	Article IV of Certificate of Incorporation of Company		8-K		06/02/15
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		09/30/87
Credit Agreement
10(k)(xx)
$700 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 27, 2020
			8-K		10/29/20
Restricted Stock Units
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	08/09/11
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		05/13/08
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		09/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	05/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019		10-K	12/31/19	02/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement		10-K	12/31/19	02/28/20
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		01/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
10(m)(ix)	2011 Incentive Plan		8-K		06/01/11
10(m)(xvii)	Form of 2011 Annual Performance Bonus Agreement		8-K		03/29/11
10(m)(xviii)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		03/29/11
Executive Compensation
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		01/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		01/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		03/29/17
10(n)(iii)	Form of Incentive Award, dated April 1, 2019, between the Company and Stephen M. Nolan		10-Q	3/31/19	05/01/19
10(n)(iv)	Form of Sign on Bonus Agreement, dated November 4,2019, between the Company and Greg Harwell		10-K	12/31/19	02/28/20

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(n)(v)	Form of Retention Bonus Agreement, dated January 21, 2020, between the Company and Stephen M. Nolan		8-K		01/23/20
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		03/28/18
10(p)	Code of Ethics		10-K	12/31/03	03/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		01/13/05
10(t)	Form of Indemnification Agreement		8-K		04/12/06
10(u)	Employment agreement, dated March 2, 2018, between the Company and Olivier M. Jarrault		10-Q	3/31/18	05/08/18
10(u)	First Amendment, dated July 9, 2018, to amend the employment agreement between the Company and Olivier M. Jarrault		10-Q	6/30/18	08/07/18
10(u)(ii)	Second Amendment, dated March 15, 2019, to amend employment the agreement between the Company and Olivier M. Jarrault		10-Q	3/31/19	05/01/19
10(u)(iii)	Third Amendment, dated November 8, 2019, to amend employment the agreement between the Company and Olivier M. Jarrault		10-K	12/31/19	02/27/20
10(u)(iv)	Executive separation agreement, dated December 12, 2019, between the Company and Charles J. Silva, Jr.		10-K	12/31/19	02/27/20
10(u)(vi)	Executive separation agreement, dated January 20, 2020, between the Company and Olivier M. Jarrault		10-K	12/31/19	02/27/20
10(u)(vii)	Employment agreement, dated January 21, 2020, between the Company and A. William Higgins		10-K	12/31/19	02/28/20
10(u)(viii)	Transition bonus agreement, dated January 15, 2021, between the Company and David M. Pawlick	X	10-K	12/31/20	02/25/21
10.1	Fee side letter agreement between Albany International Corp. and Standish Family Holdings, LLC and J.S. Standish Company, dated May 28, 2019		8-K		05/28/19
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	02/26/14
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X	10-K	12/31/20	02/25/21
21	Subsidiaries of Company	X	10-K	12/31/20	02/25/21
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/20	02/25/21
24	Powers of Attorney	X	10-K	12/31/20	02/25/21
31(a)	Certification of A. William Higgins required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/20	02/25/21
31(b)	Certification of Stephen M. Nolan required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/20	02/25/21
32(a)	Certification of A. William Higgins and Stephen M. Nolan required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/20	02/25/21

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018	X	10-K	12/31/20	2/25/21
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	X	10-K	12/31/20	2/25/21
101(iii)	Consolidated Balance Sheets as of December 31, 2020 and 2019	X	10-K	12/31/20	2/25/21
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	X	10-K	12/31/20	2/25/21
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/20	2/25/21
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2021.

ALBANY INTERNATIONAL CORP.

By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 25, 2021
A. William Higgins	(Principal Executive Officer)

/s/ Stephen M. Nolan	Chief Financial Officer and Treasurer	February 25, 2021
Stephen M. Nolan	(Principal Financial Officer)

*	Vice President–Controller	February 25, 2021
David M. Pawlick	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 25, 2021
Erland E. Kailbourne

*	Director	February 25, 2021
John F. Cassidy, Jr.

*	Director	February 25, 2021
Katharine Plourde

*	Director	February 25, 2021
Mark J. Murphy

*	Director	February 25, 2021
John R. Scannell

*	Director	February 25, 2021
Christine L. Standish

*	Director	February 25, 2021
Kenneth W. Krueger

*	Director	February 25, 2021
Lee C. Wortham

*	Director	February 25, 2021
J. Michael McQuade

*By /s/ Stephen M. Nolan
Stephen M. Nolan
Attorney-in-fact

Index

SCHEDULE II
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (a)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2020 (b)	$1,719	$1,628	$1,793	$5,140
2019	7,337	309	(5,927)	1,719
2018	7,919	579	(1,161)	7,337
Allowance for sales returns
Year ended December 31:
2020	$11,249	$3,199	$(4,780)	$9,668
2019	11,343	7,278	(7,372)	11,249
2018	11,370	8,372	(8,399)	11,343
Valuation allowance deferred tax assets
Year ended December 31:
2020	$9,102	$391	$777	$10,270
2019	8,389	859	(146)	9,102
2018	16,057	(4,882)	(2,786)	8,389
__________________________
(a) Amounts sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D. 2020 includes $1.8 million transition adjustment related to the adoption of ASC 326.
(b) Beginning in 2020, Allowance for doubtful accounts includes valuation accounts established for contract assets and noncurrent receivables as a result of the adoption of ASC 326. See Notes 11 and 12 for details.
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

Index

As an Albany International shareholder, you are invited to take advantage of our convenient shareholder services.
Computershare maintains the records for our registered shareholders and can help you with a variety of shareholder-related services at no charge, including:
•Change of name and/or address
•Consolidation of accounts
•Duplicate mailings
•Dividend reinvestment enrollment
•Lost stock certificates
•Transfer of stock to another person
•Additional administrative services
Access your investor statements online 24 hours a day, 7 days a week at Investor Center. For more information, go to www.computershare.com/investor.
Notice of Annual Meeting

As part of our company-wide efforts to address the public health risks presented by the novel coronavirus pandemic, we will hold our Annual Meeting virtually this year. The Annual Meeting of the Company’s shareholders will be held virtually on Thursday, May 13, 2021 at 9:00 a.m. EDT. Access details for the virtual meeting will be published in the Company’s 2021 Proxy filed with the Securities and Exchange Commission.
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

Index

Trademarks and Trade Names
INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, HYDROMAX, SEAMPLANE, Seam KMX, SPRING, VENTABELT EVM, VENTABELT XTS, VENTABELT XTR, TRANSBELT GX, TRANSBELT GXM, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT, PROVANTAGE, PROVANTAGE LC, PACKLINE, PACKTEX, PROLUX, KRAFTEX, FIBRETEX, ULTRA XT, DYNATEX, Aeroclean, SpiralRun, X-COR, K-COR, NOVALACE, DEXWIN, TWINCONE, FILAWIN, AIRSTRUT, and CARBON-24 are all trade names of Albany International Corp.

Directors and Officers

Directors
Erland E. Kailbourne, Chairman[1,3]	A. William Higgins
Retired – Chairman and Chief Executive Officer,	President and Chief Executive Officer
Fleet National Bank (New York Region)

John F. Cassidy, Jr.[2,3]	Christine L. Standish[3]
Retired – Senior Vice President,	Director and Executive Officer, J.S. Standish Company
Science and Technology, United Technologies Corp.

Katharine L. Plourde[1,3]	Kenneth Krueger[1]
Retired – Principal and Analyst,	Chairman of the Board, Manitowoc Company Inc.
Donaldson, Lufkin & Jenrette, Inc.

Mark J. Murphy[1]	John R. Scannell[2]
Chief Financial Officer, Qorvo, Inc.	Chairman and Chief Executive Officer, Moog Inc.

Lee C. Wortham[2]	J. Michael McQuade[2]
Partner and COO, Barrantys LLC	Vice President for Research, Carnegie Mellon University
[1] Member, Audit Committee [2] Member, Compensation Committee [3] Member, Governance Committee

Officers
A. William Higgins	Stephen M. Nolan
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Daniel A. Halftermeyer	Greg Harwell
President – Machine Clothing	President – Engineered Composites

Alice McCarvill	Robert A. Hansen
Executive Vice President Human Resources	Senior Vice President and Chief Technology Officer
and Chief Human Resources Officer

David M. Pawlick	Joseph M. Gaug
Vice President – Controller	Vice President – General Counsel and Secretary