Form 10-Q
period 2021-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2021-04-27
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of April 16, 2021.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$222,362	$235,764
Cost of goods sold	133,816	146,292

Gross profit	88,546	89,472
Selling, general, and administrative expenses	37,195	40,106
Technical and research expenses	9,481	9,130
Restructuring expenses, net	52	642

Operating income	41,818	39,594
Interest expense, net	3,569	3,977
Other expense/(income), net	600	15,569

Income before income taxes	37,649	20,048
Income tax expense	10,040	12,454

Net income	27,609	7,594
Net income/(loss) attributable to the noncontrolling interest	27	(1,515)
Net income attributable to the Company	$27,582	$9,109

Earnings per share attributable to Company shareholders - Basic	$0.85	$0.28

Earnings per share attributable to Company shareholders - Diluted	$0.85	$0.28

Shares of the Company used in computing earnings per share:
Basic	32,352	32,312

Diluted	32,401	32,320

Dividends declared per share, Class A and Class B	$0.20	$0.19
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$27,609	$7,594

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(15,439)	(24,955)
Amortization of pension liability adjustments:
Prior service credit	(1,119)	(1,114)
Net actuarial loss	1,109	1,244
Payments and amortization related to interest rate swaps included in earnings	1,476	407
Derivative valuation adjustment	(478)	(10,764)

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service cost	336	279
Amortization of net actuarial loss	(333)	(311)
Payments and amortization related to interest rate swaps included in earnings	(381)	(104)
Derivative valuation adjustment	135	2,753
Comprehensive income/(loss)	12,915	(24,971)
Comprehensive income/(loss) attributable to the noncontrolling interest	(183)	(1,406)
Comprehensive income/(loss) attributable to the Company	$13,098	$(23,565)
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$237,871	$241,316
Accounts receivable, net	188,066	188,423
Contract assets, net	121,767	139,289
Inventories	117,022	110,478
Income taxes prepaid and receivable	7,362	5,940
Prepaid expenses and other current assets	32,306	31,830
Total current assets	$704,394	$717,276

Property, plant and equipment, net	435,976	448,554
Intangibles, net	44,675	46,869
Goodwill	184,374	187,553
Deferred income taxes	33,436	38,757
Noncurrent receivables, net	34,945	36,265
Other assets	74,366	74,662
Total assets	$1,512,166	$1,549,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$54,533	$49,173
Accrued liabilities	104,988	125,459
Current maturities of long-term debt	2	9
Income taxes payable	7,439	16,222
Total current liabilities	166,962	190,863

Long-term debt	384,000	398,000
Other noncurrent liabilities	124,167	130,424
Deferred taxes and other liabilities	10,826	10,784
Total liabilities	685,955	730,071

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 39,141,483 issued in 2021 and 39,115,405 in 2020	39	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2021 and 2020	2	2
Additional paid in capital	433,811	433,696
Retained earnings	791,854	770,746
Accumulated items of other comprehensive income:
Translation adjustments	(99,158)	(83,203)
Pension and postretirement liability adjustments	(39,152)	(39,661)
Derivative valuation adjustment	(8,792)	(9,544)
Treasury stock (Class A), at cost; 8,391,011 shares in 2021 and 8,391,011 shares in 2020	(256,009)	(256,009)
Total Company shareholders' equity	822,595	816,066
Noncontrolling interest	3,616	3,799
Total equity	826,211	819,865
Total liabilities and shareholders' equity	$1,512,166	$1,549,936
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$27,609	$7,594
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	16,589	15,506
Amortization	2,293	2,564
Change in deferred taxes and other liabilities	4,442	5,817
Impairment of property, plant and equipment	185	197
Non-cash interest expense	45	151
Compensation and benefits paid or payable in Class A Common Stock	(13)	(682)
Provision for credit losses from uncollected receivables and contract assets	(110)	1,655
Foreign currency remeasurement (gain)/loss on intercompany loans	(308)	15,387
Fair value adjustment on foreign currency options	139	64

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(3,236)	(3,394)
Contract assets	16,104	(8,840)
Inventories	(8,563)	(19,750)
Prepaid expenses and other current assets	(899)	(2,156)
Income taxes prepaid and receivable	(1,465)	(237)
Accounts payable	9,188	(1,046)
Accrued liabilities	(19,485)	(15,072)
Income taxes payable	(8,077)	(3,571)
Noncurrent receivables	488	(231)
Other noncurrent liabilities	(2,097)	(60)
Other, net	857	(534)
Net cash provided by/(used in) operating activities	33,686	(6,638)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,534)	(12,759)
Purchased software	(2)	(46)
Net cash used in investing activities	(12,536)	(12,805)

FINANCING ACTIVITIES
Proceeds from borrowings	8,000	70,000
Principal payments on debt	(22,007)	(3,006)
Principal payments on finance lease liabilities	(349)	(6,134)
Taxes paid in lieu of share issuance	(998)	(490)
Proceeds from options exercised	128	—
Dividends paid	(6,468)	(6,139)
Net cash (used in)/provided by financing activities	(21,694)	54,231

Effect of exchange rate changes on cash and cash equivalents	(2,901)	(7,648)

(Decrease)/increase in cash and cash equivalents	(3,445)	27,140
Cash and cash equivalents at beginning of period	241,316	195,540
Cash and cash equivalents at end of period	$237,871	$222,680
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Albany International Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020.

2. Reportable Segments and Revenue Recognition
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
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. AEC net sales to Safran were $27.7 million and $38.0 million in the first three months of 2021 and 2020, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $107.7 million and $127.1 million as of March 31, 2021 and December 31, 2020, respectively. Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2020, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2021	2020
Net sales
Machine Clothing	$148,206	$136,602
Albany Engineered Composites	74,156	99,162
Consolidated total	$222,362	$235,764
Operating income/(loss)
Machine Clothing	$50,363	$47,175
Albany Engineered Composites	2,938	7,623
Corporate expenses	(11,483)	(15,204)
Operating income	$41,818	$39,594
Reconciling items:
Interest income	(529)	(447)
Interest expense	4,098	4,424
Other expense/(income), net	600	15,569
Income before income taxes	$37,649	$20,048

There were no material changes to total assets of the reportable segments in the first three months of 2021.
The table below presents restructuring costs by reportable segment (also see Note 4):

	Three months ended March 31,
(in thousands)	2021	2020
Machine Clothing	$(69)	$642
Albany Engineered Composites	89	—
Corporate expenses	32	—
Total	$52	$642

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Adjustments in the estimated profitability of long-term contracts increased operating income by $0.9 million for the first quarter of 2020, compared to an insignificant effect for the first quarter of 2021.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended March 31, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$147,341	$865	$148,206

Albany Engineered Composites
ASC	—	27,084	27,084
Other AEC	3,880	43,192	47,072
Total Albany Engineered Composites	3,880	70,276	74,156

Total revenue	$151,221	$71,141	$222,362

	Three months ended March 31, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$135,754	$848	$136,602

Albany Engineered Composites
ASC	—	37,894	37,894
Other AEC	6,320	54,948	61,268
Total Albany Engineered Composites	6,320	92,842	99,162

Total revenue	$142,074	$93,690	$235,764

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2021	2020
Americas PMC	$73,302	$73,677
Eurasia PMC	55,143	45,131
Engineered Fabrics	19,761	17,794
Total Machine Clothing Net sales	$148,206	$136,602

As permitted by ASC 606, we only disclose the value of unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $76 million and $82 million as of March 31, 2021 and 2020, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2021, we expect to recognize as revenue approximately $51 million during 2021 and the remainder during 2022.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the three months ended March 31, 2021 and 2020, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$545	$580	$33	$50
Interest cost	1,338	1,550	276	428
Expected return on assets	(1,606)	(1,723)	—	—
Amortization of prior service cost/(credit)	3	8	(1,122)	(1,122)
Amortization of net actuarial loss	544	596	565	648
Net periodic benefit cost	$824	$1,011	$(248)	$4
The amount of net periodic benefit cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first three months of 2021 or 2020.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Restructuring
Restructuring costs in the first quarter of 2021 were not significant while Machine Clothing restructuring charges for the first three months of 2020 principally related to discontinued operations at its MC production facility in Sélestat, France. Since 2017, we have recorded $13.9 million of restructuring charges related to this action. There were no charges related to the impairment of assets for the periods presented.
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended March 31,
(in thousands)	2021	2020
Machine Clothing	$(69)	$642
Albany Engineered Composites	89	—
Corporate expenses	32	—
Total	$52	$642

The table below presents the year-to-date changes in restructuring liabilities for 2021 and 2020, all of which are related to termination and other costs:

(in thousands)	December 31, 2020	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2021
Total termination and other costs	$2,195	$52	$(1,216)	$(15)	$1,016

(in thousands)	December 31, 2019	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2019
Total termination and other costs	$2,042	$642	$(731)	$(92)	$1,861

We expect that approximately $0.8 million of Accrued liabilities for restructuring at March 31, 2021 will be paid within one year and approximately $0.2 million will be paid the following year.

Index
5. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended March 31,
(in thousands)	2021	2020
Currency transaction (gains)/losses	$166	$14,834
Bank fees and amortization of debt issuance costs	107	75
Components of net periodic pension and postretirement cost other than service	(2)	385
Other	329	275
Total	$600	$15,569

Other (income)/expense, net includes losses related to the revaluation of nonfunctional-currency balances of $0.2 million for the first three months of 2021, compared to losses of $14.8 million for the first three months of 2020, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary. As a result of changes in business conditions that occurred in the first quarter of 2020, loan repayments on that intercompany loan are not expected in the foreseeable future and, beginning April 1, 2020, revaluation effects are recorded in Other comprehensive income.
6. Income Taxes
The following table presents components of income tax expense for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Income tax based on income from continuing operations, at estimated tax rates of 30.1% and 36.5%, respectively	$11,332	$7,309
Income tax before discrete items	11,332	7,309
Discrete tax expense:
Exercise of U.S. stock options	(142)	—
Adjustments to prior period tax liabilities	(1,443)	(112)
Provision for/resolution of tax audits and contingencies, net	278	(244)
Out-of-period adjustments	—	1,830
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	3,668
Other	15	3
Total income tax expense	$10,040	$12,454
The first-quarter estimated annual effective tax rate on continuing operations was 30.1 percent in 2021, compared to 36.5 percent for the same period in 2020.
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.
The Company’s tax rate is affected by recurring items such as the income tax rate in the U.S. and in non-U.S. jurisdictions and the mix of income earned in those jurisdictions, including changes in losses and income from excluded loss jurisdictions, and the impact of discrete items in the respective quarter. The decrease in the estimated Q1 2021 income tax rate was primarily driven by a decrease in losses in a foreign jurisdiction that were excluded in calculating the quarterly income tax provision.
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $203 million of current year and prior year earnings of the Company’s foreign

Index
operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $3.4 million and state income taxes of $2.0 million, which have already been recorded.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as the United States, Brazil, Canada, France, Germany, Italy, Mexico, and Switzerland. The open tax years in these jurisdictions range from 2015 to 2021. The Company is currently under audit in U.S and certain non-U.S. tax jurisdictions.
In the first quarter of 2021, the Company recorded a net tax benefit of $1.4 million related to a U.S. adjustment of prior period liabilities and, additionally, the Company recorded an expense of $0.3 million related to the establishment of a foreign uncertain tax position. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period charge related to developments in ongoing tax audits, which resulted in a corresponding decrease in deferred tax assets.
7. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2021	2020
Net income attributable to the Company	$27,582	$9,109

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,352	32,312
Effect of dilutive stock-based compensation plans:
Stock options	3	8
RSU shares	46	—

Weighted average number of shares used in calculating diluted net income per share	32,401	32,320

Average market price of common stock used for calculation of dilutive shares	$79.30	$65.47

Net income attributable to the Company per share:
Basic	$0.85	$0.28
Diluted	$0.85	$0.28

8. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2020 to March 31, 2021:

Index

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications, net of tax	(15,955)	516	(343)	(15,782)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	1,095	1,095
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(7)	—	(7)
Net current period other comprehensive income	(15,955)	509	752	(14,694)
March 31, 2021	$(99,158)	$(39,152)	$(8,792)	$(147,102)

The table below presents changes in the components of AOCI for the period December 31, 2019 to March 31, 2020:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications, net of tax	(25,747)	792	(8,011)	(32,966)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	303	303
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	98	—	98
Net current period other comprehensive income	(25,747)	890	(7,708)	(32,565)
March 31, 2020	$(148,599)	$(49,104)	$(10,843)	$(208,546)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Statement of Income that were affected for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,476	$407
Income tax effect	(381)	(104)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,095	$303

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	(1,119)	(1,114)
Amortization of net actuarial loss	1,109	1,244
Total pretax amount reclassified (b)	(10)	130
Income tax effect	3	(32)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(7)	$98

Index
(a)Included in Interest expense, net are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 14 and 15).
(b)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3).

9. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Net income/(loss) of Albany Safran Composites (ASC)	$585	$(14,849)
Less: Return attributable to the Company's preferred holding	318	302
Net /income/(loss) of ASC available for common ownership	$267	$(15,151)
Ownership percentage of noncontrolling shareholder	10%	10%
Net /income/(loss) attributable to the noncontrolling interest	$27	$(1,515)

Noncontrolling interest, beginning of year	$3,799	$4,006
Net income/(loss) attributable to noncontrolling interest	27	(1,515)
Changes in other comprehensive income attributable to the noncontrolling interest	(210)	109
Noncontrolling interest, end of interim period	$3,616	$2,600

10. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2021 and December 31, 2020, Accounts receivable consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Trade and other accounts receivable	$165,005	$167,370
Bank promissory notes	26,837	24,860
Allowance for expected credit losses	(3,776)	(3,807)
Accounts receivable, net	$188,066	$188,423

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of March 31, 2021 and December 31, 2020, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Noncurrent receivables	$35,209	$36,539
Allowance for expected credit losses	(264)	(274)
Noncurrent receivables, net	$34,945	$36,265

11. Contract Assets and Liabilities
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

Index
Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period.
As of March 31, 2021 and December 31, 2020, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Contract assets	$122,688	$140,348
Allowance for expected credit losses	(921)	(1,059)
Contract assets, net	$121,767	$139,289

Contract liabilities	$7,899	$8,206

Contract assets decreased $17.5 million during the three-month period ended March 31, 2021. The decrease was primarily due to invoicing to customers exceeding revenue recognized for satisfied performance obligations for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the three month periods ended March 31, 2021 and March 31, 2020.
Contract liabilities decreased $0.3 million during the three-month period ended March 31, 2021, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the three-month periods ended March 31, 2021 and 2020 that was included in the Contract liability balance at the beginning of the year was $4.3 million and $1.9 million, respectively.

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
As of March 31, 2021 and December 31, 2020, Inventories consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$60,391	$57,789
Work in process	41,593	40,416
Finished goods	15,038	12,273
Total inventories	$117,022	$110,478

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

Index
which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.
In the second quarter of 2020, management applied the quantitative assessment approach in performing its annual evaluation of goodwill and concluded that no impairment provision was required. As part of this evaluation, the Company considered projected cash flows and market multiples for the Company’s Machine Clothing reporting unit and three AEC reporting units. Management performed these quantitative assessments and concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated spread between the fair and carrying values. Accordingly, no impairment charges were recorded. Management is scheduled to perform the 2021 annual goodwill impairment test during the second quarter.

14. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	March 31, 2021	December 31, 2020
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.56% in 2021 and 3.50% in 2020 (including the effect of interest rate hedging transactions, as described below), due in 2024	$384,000	$398,000
Other debt, at an average end of period rate of 5.50% in both 2021 and 2020, due in varying amounts through 2021	2	9
Long-term debt	384,002	398,009
Less: current portion	(2)	(9)
Long-term debt, net of current portion	$384,000	$398,000

On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $384 million of borrowings were outstanding as of March 31, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 31, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2021, we would have been able to borrow an additional $316 million under the Agreement.
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
On November 27, 2017, we terminated our interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received $6.3 million when the swap agreements were terminated, which has been fully amortized into interest expense through March 2021.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2021 was 0.11%, during the swap period. On March 16, 2021, the all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15. No cash collateral was received or pledged in relation to the swap agreements.

Index
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of March 31, 2021, our leverage ratio was 1.20 to 1.00 and our interest coverage ratio was 15.72 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.
We were in compliance with all debt covenants as of March 31, 2021.

15. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at March 31, 2021, or at December 31, 2020.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2021		December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$14,390	$—	$17,508	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	762	—	748	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(10,918)	—	(12,714)
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of March 31, 2021, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $1.7 million for the three month period ended March 31, 2021, and $0.5 million for the three month period ended March 31, 2020. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.3 million for the three month period ended March 31, 2021 and $0.1 million for the three month period ended March 31, 2020.

16. Contingencies
Asbestos Litigation

Index
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,617 claims as of March 31, 2021.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2016	3,791	148	102	3,745	$758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020	3,708	152	59	3,615	57
2021 (As of March 31)	3,615	5	7	3,617	$—

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2021, we had resolved, by means of settlement or dismissal, 37,954 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of March 31, 2021, only twelve claims have been filed against Brandon since January 1, 2012, and a negligible amount of settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

Index
17. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2020 to March 31, 2021:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	27,582	—	—	—	27	27,609
Compensation and benefits paid or payable in shares	20	—	—	—	(13)	—	—	—	—	—	(13)
Options exercised	6	—	—	—	128	—	—	—	—	—	128
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(324)	—	—	—	—	(324)
Cumulative translation adjustments	—	—	—	—	—	—	(15,955)	—	—	(210)	(16,165)
Pension and postretirement liability adjustments	—	—	—	—	—	—	509	—	—	—	509
Derivative valuation adjustment	—	—	—	—	—	—	752	—	—	—	752
March 31, 2021	39,141	$39	1,618	$2	$433,811	$791,854	$(147,102)	8,391	$(256,009)	$3,616	$826,211
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2019 to March 31, 2020:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Adoption of accounting standards (a)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Net income	—	—	—	—	—	9,109	—	—	—	(1,515)	7,594
Compensation and benefits paid or payable in shares	13	—	—	—	(682)	—	—	—	—	—	(682)
Options exercised	—			—	—	—	—	—	—	—	—
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,834)	—	—	—	—	(5,834)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	(25,747)	—	—	109	(25,638)
Pension and postretirement liability adjustments	—	—	—	—	—	—	890	—	—	—	890
Derivative valuation adjustment	—	—	—	—	—	—	(7,708)	—	—	—	(7,708)
March 31, 2020	39,112	$39	1,618	$2	$431,836	$700,021	$(208,546)	8,409	$(256,391)	$2,600	$669,561
(a)The Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.

18. Recent Accounting Pronouncements
In March 2020, an accounting update was issued which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. In January 2021, an additional accounting update was issued to extend certain optional expedients to derivative contracts modified as a result of rate reform, including certain derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. The expedients and exceptions provided by this update will not be available after December 31, 2022. We are currently assessing the potential impact on our financial statements.

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
•In the Albany Engineered Composites segment, longer than expected timeframe for the aerospace industry to utilize existing inventories, and unanticipated reductions in demand, delays, technical difficulties, or cancellations in aerospace programs that are expected to generate revenue and drive long-term growth;
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
The AEC segment provides significant longer term growth potential for our Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 11 percent of the Company’s consolidated Net sales in 2020. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2020, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020	% Change
Machine Clothing	$148,206	$136,602	8.5%
Albany Engineered Composites	74,156	99,162	-25.2%
Total	$222,362	$235,764	-5.7%
The following tables provide a comparison of 2021 Net sales, excluding the impact of currency translation effects, to 2020 Net sales:

(in thousands, except percentages)	Net sales as reported, Q1 2021	Increase due to changes in currency translation rates	Q1 2021 sales on same basis as Q1 2020 currency translation rates	Net sales as reported, Q1 2020	% Change compared to Q1 2020, excluding currency rate effects
Machine Clothing	$148,206	$4,861	$143,345	$136,602	4.9%
Albany Engineered Composites	74,156	1,178	72,978	99,162	-26.4%
Total	$222,362	$6,039	$216,323	$235,764	-8.2%
Three month comparison
•Changes in currency translation rates had the effect of increasing Net sales by $6.0 million during the first quarter of 2021, as compared to 2020, principally due to the stronger euro in 2021.
•Excluding the effect of changes in currency translation rates:
•Net sales decreased 8.2% compared to the same period in 2020.
•Net sales in MC increased 4.9% compared to the first quarter of 2020, principally due to growth in sales for packaging and other grades, which more than offset decreases in sales for publication grades.
•Net sales in AEC decreased 26.4% principally due to declines in sales for the LEAP and Boeing 787 programs.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Machine Clothing	$76,393	$72,652
Albany Engineered Composites	12,153	16,820
Total	$88,546	$89,472
% of Net sales	39.8%	37.9%
Three month comparison
The decrease in 2021 Gross profit, as compared to the same period in 2020, was principally due to the effect of lower Net sales in AEC, partially offset by an increase in Machine Clothing Net sales. Gross profit as a percentage of sales:
•Decreased from 53.2% in 2020 to 51.5% in 2021 in Machine Clothing, principally due to an increase in production costs and lower cost absorption.

Index
•Decreased from 17.0% in 2020 to 16.4% in 2021 in AEC, principally due to changes in the estimated profitability of long-term contracts, which increased Gross profit by $0.9 million in the first quarter of 2020, but had an insignificant effect on gross profit for the same period of 2021.

Selling, Technical, General, and Research (STG&R)
Selling, Technical, General and Research (STG&R) expenses include; selling, general, administrative, technical and research expenses.
The following table summarizes STG&R expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Machine Clothing	$26,099	$24,835
Albany Engineered Composites	9,126	9,197
Corporate expenses	11,451	15,204
Total	$46,676	$49,236
% of Net sales	21.0%	20.9%
Three month comparison
The overall decrease in STG&R expenses in the first quarter of 2021, compared to the same period in 2020, was principally due to the net effect of the following individually significant items:
•In MC, STG&R expenses increased due to revaluation of nonfunctional currency assets and liabilities which resulted in a first-quarter gain of $0.5 million in 2021, compared to a gain of $3.7 million in 2020. That effect was partially offset by lower travel costs and effects of cost reduction initiatives in 2020.
•In Corporate, STG&R expenses decreased principally due to former CEO termination costs recorded in the first quarter of 2020.

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit, and STG&R expenses, operating income was affected by restructuring costs of $0.1 million in the first three months of 2021, and $0.6 million for the same period in 2020.
The following table summarizes Restructuring expenses, net by business segment:

	Three months ended March 31,
(in thousands)	2021	2020
Machine Clothing	$(69)	$642
Albany Engineered Composites	89	—
Corporate expenses	32	—
Total	$52	$642

Machine Clothing restructuring charges or credits in both years principally related to discontinued operations at its production facility in Sélestat, France announced in 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Since 2017, we have recorded $13.9 million of restructuring charges related to this action.

Index
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2021	2020
Machine Clothing	$50,363	$47,175
Albany Engineered Composites	2,938	7,623
Corporate expenses	(11,483)	(15,204)
Total	$41,818	$39,594

Other Earnings Items

	Three months ended March 31,
(in thousands)	2021	2020
Interest expense, net	$3,569	$3,977
Other expense/(income), net	600	15,569
Income tax expense	10,040	12,454
Net income/(loss) attributable to the noncontrolling interest	27	(1,515)

Interest Expense, net
Year-to-date 2021 Interest expense, net, was lower as compared to 2020, principally due to lower average debt. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net
Three month comparison
The decrease in Other (income)/expense, net included the following individually significant items:
•For the first quarter of each year, revaluation of nonfunctional currency cash and intercompany balances resulted in a loss of $0.2 million in 2021, compared to a loss of $14.8 million in 2020. The loss in 2020 principally resulted from an intercompany demand loan payable by a Mexican subsidiary.

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
Three month comparison
The Company’s effective tax rates for the first quarter of 2021 and 2020 were 26.7% and 62.1%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. It should be noted that the effective tax rate for the first quarter of 2020 was significantly affected by a non-recurring tax adjustment due to non-deductible foreign exchange losses, as illustrated in the table below.

Index
Significant items that impacted the effective tax rate in the first quarter of 2021 and 2020 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Three months ended March 31,
	2021		2020
(in thousands, except percentages)	Tax amount	%	Tax amount	%
Continuing operations (excluding discrete items)	$11,332	30.1%	$7,309	36.5%

Provision for/resolution of tax audits and contingencies, net	278	0.7%	(244)	(1.2)%
Adjustments to prior period tax liabilities	(1,443)	(3.8)%	(112)	(0.6)%
Out-of-period adjustments	—	—%	1,830	9.1%
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	—%	3,668	18.3%
Other adjustments	(127)	(0.3)%	3	0.0%
Effective tax rate	$10,040	26.7%	$12,454	62.1%
For more information on income tax, see Note 6 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 67% of our consolidated revenues during the first three months of 2021. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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
We have incurred significant restructuring charges in recent years as we reduced MC manufacturing capacity and administrative positions in various countries.
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Net sales	$148,206	$136,602
Gross profit	76,393	72,652
% of Net sales	51.5%	53.2%
STG&R expenses	26,099	24,835
Operating income	50,363	47,175
Net Sales
Three month comparison
•Net sales increased by 8.5%.
•Changes in currency translation rates had the effect of increasing first-quarter 2021 sales by $4.9 million compared to the same period in 2020. That currency translation effect was principally due to the stronger euro in the first quarter of 2021, compared to 2020.

Index
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 4.9% compared to the first quarter of 2020, as growth in sales for packaging and other grades more than offset declines in publication grades.

Gross Profit
Three month comparison
•The increase in MC Gross profit was principally due to higher sales as noted above, partially offset by a decrease in gross profit percentage that was principally due to an increase in production costs and lower cost absorption compared to 2020.

Operating Income
Three month comparison
The increase in Operating income was principally due to the net effect of higher sales, partially offset by higher STG&R expenses.

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
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Net sales	$74,156	$99,162
Gross profit	12,153	16,820
% of Net sales	16.4%	17.0%
STG&R expenses	9,126	9,197
Operating income	2,938	7,623

Net Sales
Three month comparison
The decrease in Net sales was principally due to lower sales in the LEAP and Boeing 787 programs, partially offset by growth on the F-35 and CH-53K platforms.

Gross Profit
Three month comparison
The decrease in Gross profit of $4.7 million was principally due to the decrease in Net sales. Adjustments in the estimated profitability of long-term contracts increased operating income by $0.9 million for the first quarter of 2020, compared to an insignificant effect for the first quarter of 2021.

Long-term contracts

Index
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for each of the first three months of 2021 and 2020. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft.
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

Operating Income
Three month comparison
The decrease in Operating income of $4.7 million in the first quarter of 2021 was principally due to the decrease in Net sales, as described above.

Liquidity and Capital Resources
Cash Flow Summary

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$27,609	$7,594
Depreciation and amortization	18,882	18,070
Changes in working capital (a)	(5,992)	(48,102)
Changes in other noncurrent liabilities and deferred taxes	2,345	5,757
Other operating items	(9,158)	10,043
Net cash provided by/(used in) operating activities	33,686	(6,638)
Net cash used in investing activities	(12,536)	(12,805)
Net cash (used in)/provided by financing activities	(21,694)	54,231
Effect of exchange rate changes on cash and cash equivalents	(2,901)	(7,648)
(Decrease)/increase in cash and cash equivalents	(3,445)	27,140
Cash and cash equivalents at beginning of year	241,316	195,540
Cash and cash equivalents at end of period	$237,871	$222,680
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Operating activities
Cash flow provided by operating activities was $33.7 million in the first three months of 2021, compared to cash flow used by operating activities of $6.6 million in the first three months of 2020. The improvement in cash provided by operating activities in 2021 was due to improved working capital cash flows in AEC and an increase in Net income.
Cash paid for income taxes was $15.7 million and $9.6 million for the first three months of 2021 and 2020, respectively. The increase is primarily due to an increase in corporate income tax payments in Brazil, China and Switzerland related to prior year tax liabilities.
At March 31, 2021, we had $237.9 million of cash and cash equivalents, of which $209.0 million was held by subsidiaries outside of the United States.

Index
Investing and Financing Activities
Capital expenditures for the first three months were $12.5 million in 2021 and $12.8 million in 2020.
Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.
Capital Resources
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend to be insignificant. The majority of our cash balance at March 31, 2021 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of March 31, 2021.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $384 million of borrowings were outstanding as of March 31, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 31, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2021, we would have been able to borrow an additional $316 million under the Agreement.
For more information, see Note 14 to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
As of March 31, 2021, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.
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
Presenting Net sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular quarter of specific restructuring costs, former CEO termination costs, acquisition/integrations costs, currency revaluation, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. Restructuring expenses, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured.

Index
Net sales, or percent changes in Net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization expense. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, former CEO termination costs, and inventory write-offs associated with discontinued businesses; adding charges and credits related to pension plan settlements and curtailments; adding (or subtracting) revaluation losses (or gains); subtracting (or adding) gains (or losses) from the sale of buildings or investments; adding acquisition/integration costs and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted earnings per share (Adjusted EPS) is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; former CEO severance costs; inventory write-offs associated with discontinued businesses; charges and credits related to pension settlements and curtailments; foreign currency revaluation losses (or gains); and acquisition-related expenses.
EBITDA, Adjusted EBITDA, and Adjusted earnings per share as defined by the Company may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$50,363	$2,938	$(11,483)	$41,818
Interest, taxes, other income/(expense)	—	—	(14,209)	(14,209)
Net income/(loss) (GAAP)	50,363	2,938	(25,692)	27,609
Interest expense, net	—	—	3,569	3,569
Income tax expense	—	—	10,040	10,040
Depreciation and amortization expense	5,122	12,865	895	18,882
EBITDA (non-GAAP)	55,485	15,803	(11,188)	60,100
Restructuring expenses, net	(69)	89	32	52
Foreign currency revaluation (gains)/losses	(492)	575	167	250
Acquisition/integration costs	—	314	—	314
Pre-tax (income) attributable to noncontrolling interest	—	(46)	—	(46)
Adjusted EBITDA (non-GAAP)	$54,924	$16,735	$(10,989)	$60,670

Index

Three months ended March 31, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$47,175	$7,623	$(15,204)	$39,594
Interest, taxes, other income/(expense)	—	—	(32,000)	(32,000)
Net income/(loss) (GAAP)	47,175	7,623	(47,204)	7,594
Interest expense, net	—	—	3,977	3,977
Income tax expense	—	—	12,454	12,454
Depreciation and amortization expense	5,087	11,985	998	18,070
EBITDA (non-GAAP)	52,262	19,608	(29,775)	42,095
Restructuring expenses, net	642	—	—	642
Foreign currency revaluation (gains)/losses	(3,661)	697	14,830	11,866
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	298	—	298
Pre-tax expense attributable to noncontrolling interest	—	1,492	—	1,492
Adjusted EBITDA (non-GAAP)	$49,243	$22,095	$(12,203)	$59,135

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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$52	$15	$37	$0.00
Foreign currency revaluation (gains)/losses	250	(135)	385	0.01
Acquisition/integration costs	314	94	220	0.01

Three months ended March 31, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$642	$192	$450	$0.01
Foreign currency revaluation (gains)/losses (a)	11,866	(1,545)	13,411	0.42
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	298	89	209	0.01
(a)In Q1 2020, the company incurred losses of approximately $17 million in jurisdictions where it cannot record a benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

Index
The following table contains the calculation of Adjusted EPS:

	Three months ended March 31,
Per share amounts (Basic)	2021	2020
Earnings per share (GAAP)	$0.85	$0.28
Adjustments, after tax:
Restructuring expenses, net	—	0.01
Foreign currency revaluation (gains)/losses	0.01	0.42
Former CEO termination costs	—	0.06
Acquisition/integration costs	0.01	0.01
Adjusted Earnings per share (non-GAAP)	$0.87	$0.78

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
The following table contains the calculation of net debt:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Current maturities of long-term debt	$2	$9	$20
Long-term debt	384,000	398,000	491,002
Total debt	384,002	398,009	491,022
Cash and cash equivalents	237,871	241,316	222,680
Net debt (non GAAP)	$146,131	$156,693	$268,342

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

Index
The information set forth above under Note 16 in Item 1, “Notes to Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in risks since December 31, 2020. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the first quarter of 2021. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2021.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 27, 2021	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)