Form 10-Q
period 2021-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2021-07-28
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 30.7 million shares of Class A Common Stock and 1.6 million shares of Class B Common Stock outstanding as of July 16, 2021.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$234,519	$225,990	$456,880	$461,754
Cost of goods sold	132,791	123,010	266,606	269,302

Gross profit	101,728	102,980	190,274	192,452
Selling, general, and administrative expenses	42,009	38,543	79,203	78,649
Technical and research expenses	9,762	8,873	19,243	18,003
Restructuring expenses, net	(9)	2,837	43	3,479

Operating income	49,966	52,727	91,785	92,321
Interest expense, net	4,218	3,823	7,787	7,800
Other expense/(income), net	862	1,091	1,462	16,660

Income before income taxes	44,886	47,813	82,536	67,861
Income tax expense	13,446	15,364	23,486	27,818

Net income	31,440	32,449	59,050	40,043
Net income/(loss) attributable to the noncontrolling interest	43	95	70	(1,420)
Net income attributable to the Company	$31,397	$32,354	$58,980	$41,463

Earnings per share attributable to Company shareholders - Basic	$0.97	$1.00	$1.82	$1.28

Earnings per share attributable to Company shareholders - Diluted	$0.97	$1.00	$1.82	$1.28

Shares of the Company used in computing earnings per share:
Basic	32,375	32,328	32,363	32,320

Diluted	32,422	32,336	32,411	32,328

Dividends declared per share, Class A and Class B	$0.20	$0.19	$0.40	$0.38
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$31,440	$32,449	$59,050	$40,043

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	13,651	8,753	(1,788)	(16,202)
Pension/postretirement settlements and curtailments	—	378	—	378
Amortization of pension liability adjustments:
Prior service credit	(1,118)	(1,114)	(2,237)	(2,228)
Net actuarial loss	1,108	1,232	2,217	2,476
Payments and amortization related to interest rate swaps included in earnings	1,770	1,116	3,246	1,523
Derivative valuation adjustment	125	(1,366)	(353)	(12,130)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	—	(113)	—	(113)
Amortization of prior service cost	335	278	671	557
Amortization of net actuarial loss	(332)	(308)	(665)	(619)
Payments and amortization related to interest rate swaps included in earnings	(457)	(286)	(838)	(390)
Derivative valuation adjustment	(44)	349	91	3,102
Comprehensive income/(loss)	46,478	41,368	59,394	16,397
Comprehensive income/(loss) attributable to the noncontrolling interest	226	247	43	(1,159)
Comprehensive income/(loss) attributable to the Company	$46,252	$41,121	$59,351	$17,556

The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$253,330	$241,316
Accounts receivable, net	190,937	188,423
Contract assets, net	113,225	139,289
Inventories	120,665	110,478
Income taxes prepaid and receivable	6,236	5,940
Prepaid expenses and other current assets	33,089	31,830
Total current assets	$717,482	$717,276

Property, plant and equipment, net	438,392	448,554
Intangibles, net	42,998	46,869
Goodwill	185,293	187,553
Deferred income taxes	33,102	38,757
Noncurrent receivables, net	34,466	36,265
Other assets	74,907	74,662
Total assets	$1,526,640	$1,549,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$55,348	$49,173
Accrued liabilities	108,007	125,459
Current maturities of long-term debt	—	9
Income taxes payable	12,233	16,222
Total current liabilities	175,588	190,863

Long-term debt	350,000	398,000
Other noncurrent liabilities	121,333	130,424
Deferred taxes and other liabilities	11,660	10,784
Total liabilities	658,581	730,071

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 39,142,483 issued in 2021 and 39,115,405 in 2020	39	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,617,998 in 2021 and 2020	2	2
Additional paid in capital	435,230	433,696
Retained earnings	816,778	770,746
Accumulated items of other comprehensive income:
Translation adjustments	(85,384)	(83,203)
Pension and postretirement liability adjustments	(39,282)	(39,661)
Derivative valuation adjustment	(7,398)	(9,544)
Treasury stock (Class A), at cost; 8,379,804 shares in 2021 and 8,391,011 shares in 2020	(255,768)	(256,009)
Total Company shareholders' equity	864,217	816,066
Noncontrolling interest	3,842	3,799
Total equity	868,059	819,865
Total liabilities and shareholders' equity	$1,526,640	$1,549,936
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING ACTIVITIES
Net income	$31,440	$32,449	$59,050	$40,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,971	15,498	32,560	31,004
Amortization	2,280	2,456	4,573	5,020
Change in deferred taxes and other liabilities	974	3,543	5,416	9,360
Impairment of property, plant and equipment	353	36	538	233
Non-cash interest expense	265	20	310	171
Compensation and benefits paid or payable in Class A Common Stock	1,639	1,198	1,626	516
Provision for credit losses from uncollected receivables and contract assets	27	114	(83)	1,769
Foreign currency remeasurement (gain)/loss on intercompany loans	(723)	194	(1,031)	15,581
Fair value adjustment on foreign currency options	1	—	140	64

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(129)	11,511	(3,365)	8,117
Contract assets	9,539	(11,169)	25,643	(20,009)
Inventories	(1,821)	(4,878)	(10,384)	(24,628)
Prepaid expenses and other current assets	(606)	(301)	(1,505)	(2,457)
Income taxes prepaid and receivable	1,156	29	(309)	(208)
Accounts payable	(4,580)	(9,337)	4,608	(10,383)
Accrued liabilities	2,062	4,171	(17,423)	(10,901)
Income taxes payable	4,121	5,526	(3,956)	1,955
Noncurrent receivables	1,099	628	1,587	397
Other noncurrent liabilities	(2,166)	(464)	(4,263)	(524)
Other, net	1,051	(552)	1,908	(1,086)
Net cash provided by operating activities	61,953	50,672	95,640	44,034

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,302)	(9,212)	(22,836)	(21,971)
Purchased software	(286)	—	(288)	(46)
Net cash used in investing activities	(10,588)	(9,212)	(23,124)	(22,017)

FINANCING ACTIVITIES
Proceeds from borrowings	—	—	8,000	70,000
Principal payments on debt	(34,002)	(56,005)	(56,009)	(59,011)
Principal payments on finance lease liabilities	(355)	(329)	(704)	(6,463)
Taxes paid in lieu of share issuance	—	—	(998)	(490)
Proceeds from options exercised	21	20	149	20
Dividends paid	(6,474)	(6,141)	(12,942)	(12,280)
Net cash used in financing activities	(40,810)	(62,455)	(62,504)	(8,224)

Effect of exchange rate changes on cash and cash equivalents	4,904	2,352	2,002	(5,296)

Increase/(decrease) in cash and cash equivalents	15,459	(18,643)	12,014	8,497
Cash and cash equivalents at beginning of period	237,871	222,680	241,316	195,540
Cash and cash equivalents at end of period	$253,330	$204,037	$253,330	$204,037
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
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. AEC net sales to Safran were $54.0 million and $57.0 million in the first six months of 2021 and 2020, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $105.1 million and $127.1 million as of June 30, 2021 and December 31, 2020, respectively. Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2020, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales
Machine Clothing	$159,921	$153,433	$308,127	$290,035
Albany Engineered Composites	74,598	72,557	148,753	171,719
Consolidated total	$234,519	$225,990	$456,880	$461,754
Operating income/(loss)
Machine Clothing	$55,902	$56,543	$106,264	$103,718
Albany Engineered Composites	7,164	8,299	10,102	15,922
Corporate expenses	(13,100)	(12,115)	(24,581)	(27,319)
Operating income	$49,966	$52,727	$91,785	$92,321
Reconciling items:
Interest income	(401)	(348)	(930)	(795)
Interest expense	4,619	4,171	8,717	8,595
Other expense/(income), net	862	1,091	1,462	16,660
Income before income taxes	$44,886	$47,813	$82,536	$67,861

There were no material changes to total assets of the reportable segments in the first six months of 2021.
The table below presents restructuring costs by reportable segment (also see Note 4):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$10	$388	$(58)	$1,030
Albany Engineered Composites	(48)	2,248	41	2,248
Corporate expenses	29	201	60	201
Total	$(9)	$2,837	$43	$3,479

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts increased operating income by $4.3 million and $3.7 million for the second quarter and first half of 2021, respectively. Adjustments in the estimated profitability of long-term contracts increased operating income by $7.4 million and $6.4 million for the second quarter and first half of 2020, respectively.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended June 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$159,056	$865	$159,921

Albany Engineered Composites
ASC	—	26,170	26,170
Other AEC	4,432	43,996	48,428
Total Albany Engineered Composites	4,432	70,166	74,598

Total revenue	$163,488	$71,031	$234,519

	Six months ended June 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$306,397	$1,730	$308,127

Albany Engineered Composites
ASC	—	53,254	53,254
Other AEC	8,312	87,187	95,499
Total Albany Engineered Composites	8,312	140,441	148,753

Total revenue	$314,709	$142,171	$456,880

	Three months ended June 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$152,585	$848	$153,433

Albany Engineered Composites
ASC	—	17,576	17,576
Other AEC	4,143	50,838	54,981
Total Albany Engineered Composites	4,143	68,414	72,557

Total revenue	$156,728	$69,262	$225,990

Index

	Six months ended June 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$288,339	$1,696	$290,035

Albany Engineered Composites
ASC	—	55,470	55,470
Other AEC	10,463	105,786	116,249
Total Albany Engineered Composites	10,463	161,256	171,719

Total revenue	$298,802	$162,952	$461,754
The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Americas PMC	$82,343	$81,225	$155,645	$154,902
Eurasia PMC	55,900	54,166	111,043	99,297
Engineered Fabrics	21,678	18,042	41,439	35,836
Total Machine Clothing Net sales	$159,921	$153,433	$308,127	$290,035

As permitted by ASC 606, we only disclose the value of unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $149 million and $85 million as of June 30, 2021 and 2020, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2021, we expect to recognize as revenue approximately $48 million during 2021, $62 million during 2022, $24 million during 2023, and the remainder during 2024.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the six months ended June 30, 2021 and 2020, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$1,090	$1,148	$66	$100
Interest cost	2,674	3,071	551	857
Expected return on assets	(3,211)	(3,415)	—	—
Settlement	—	145	—	—
Curtailment	—	233	—	—
Amortization of prior service cost/(credit)	7	16	(2,244)	(2,244)
Amortization of net actuarial loss	1,087	1,180	1,130	1,296
Net periodic benefit cost	$1,647	$2,378	$(497)	$9
The amount of net periodic benefit cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first six months of 2021. In the second quarter of 2020, the Company recorded expense of $0.4 million related to curtailments and settlements.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Restructuring
Restructuring costs in the first six months of 2021 were not significant. Restructuring costs in the first six months of 2020 were related to reductions in workforce at various AEC locations, principally in the United States, as well as related to discontinued operations at the Machine Clothing production facility in Sélestat, France. Since 2017, we have recorded $13.9 million of restructuring charges related to this action. There were no charges related to the impairment of assets for the periods presented.
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$10	$388	$(58)	$1,030
Albany Engineered Composites	(48)	2,248	41	2,248
Corporate expenses	29	201	60	201
Total	$(9)	$2,837	$43	$3,479

The table below presents the year-to-date changes in restructuring liabilities for 2021 and 2020, all of which are related to termination and other costs:

(in thousands)	December 31, 2020	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2021
Total termination and other costs	$2,195	$43	$(1,485)	$11	$764

(in thousands)	December 31, 2019	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2020
Total termination and other costs	$2,042	$3,479	$(1,410)	$(5)	$4,106

Index

We expect that approximately $0.6 million of Accrued liabilities for restructuring at June 30, 2021 will be paid within one year and approximately $0.2 million will be paid the following year.

5. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Currency transaction (gains)/losses	$175	$17	$341	$14,851
Bank fees and amortization of debt issuance costs	104	93	210	168
Components of net periodic pension and postretirement cost other than service	(4)	754	(6)	1,139
Other	587	227	917	502
Total	$862	$1,091	$1,462	$16,660

Other (income)/expense, net included losses related to the revaluation of nonfunctional-currency balances of $0.3 million for the first six months of 2021, compared to losses of $14.9 million for the first six months of 2020, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary. As a result of changes in business conditions that occurred in the first quarter of 2020, loan repayments on that intercompany loan are not expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects are recorded in Other comprehensive income.
6. Income Taxes
The following table presents components of income tax expense for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Income tax based on income from continuing operations (1)	$13,251	$16,262	$24,583	$23,571
Provision for change in estimated tax rate	(218)	(490)	(218)	(490)
Income tax before discrete items	13,033	15,772	24,365	23,081
Discrete tax expense:
Exercise of U.S. stock options	(14)	—	(156)	—
Adjustments to prior period tax liabilities	22	879	(1,421)	767
Revaluation of deferred tax assets due to tax rate change	352	—	352	—
Provision for/resolution of tax audits and contingencies, net	—	(1,489)	278	(1,733)
Write-off of net operating losses related to tax audit	—	—	—	1,830
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	(13)	—	3,656
Creation of valuation allowance	—	222	—	222
Other	53	(7)	68	(5)
Total income tax expense	$13,446	$15,364	$23,486	$27,818
(1) Calculated at estimated tax rates of 29.5% and 34.0%, respectively
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.
In the second quarter of 2020, the Company recorded a net tax benefit of $1.5 million as a result of a US state tax audit settlement; the Company also recorded a net deferred tax expense of $1.0 million due to an adjustment of net operating losses related to settled audits. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period charge related to developments in ongoing tax audits, which resulted in a corresponding decrease in deferred tax assets.

Index

7. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2021	2020	2021	2020
Net income attributable to the Company	$31,397	$32,354	$58,980	$41,463

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,375	32,328	32,363	32,320
Effect of dilutive stock-based compensation plans	47	8	48	8

Weighted average number of shares used in calculating diluted net income per share	32,422	32,336	32,411	32,328

Average market price of common stock used for calculation of dilutive shares	$87.53	$54.08	$83.48	$59.73

Net income attributable to the Company per share:
Basic	$0.97	$1.00	$1.82	$1.28
Diluted	$0.97	$1.00	$1.82	$1.28

8. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2020 to June 30, 2021:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative adjustment	Total Other Comprehensive Income
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications, net of tax	(2,181)	393	(262)	(2,050)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,408	2,408
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(14)	—	(14)
Net current period other comprehensive income	(2,181)	379	2,146	344
June 30, 2021	$(85,384)	$(39,282)	$(7,398)	$(132,064)

Index

The table below presents changes in the components of AOCI for the period December 31, 2019 to June 30, 2020:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative adjustment	Total Other Comprehensive Income
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications, net of tax	(16,783)	581	(9,028)	(25,230)
Pension/postretirement curtailment loss, net of tax	—	265	—	265
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	1,133	1,133
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	186	—	186
Net current period other comprehensive income	(16,783)	1,032	(7,895)	(23,646)
June 30, 2020	$(139,635)	$(48,962)	$(11,030)	$(199,627)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Statement of Income that were affected for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,770	$1,116	$3,246	$1,523
Income tax effect	(457)	(286)	(838)	(390)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,313	$830	$2,408	$1,133

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	—	378	—	378
Amortization of prior service credit	(1,118)	(1,114)	(2,237)	(2,228)
Amortization of net actuarial loss	1,108	1,232	2,217	2,476
Total pretax amount reclassified (b)	(10)	496	(20)	626
Income tax effect	3	(143)	6	(175)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(7)	$353	$(14)	$451
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

9. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

Index

	Six months ended June 30,
(in thousands, except percentages)	2021	2020
Net income/(loss) of Albany Safran Composites (ASC)	$1,343	$(13,612)
Less: Return attributable to the Company's preferred holding	647	587
Net income/(loss) of ASC available for common ownership	$696	$(14,199)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to the noncontrolling interest	$70	$(1,420)

Noncontrolling interest, beginning of year	$3,799	$4,006
Net income/(loss) attributable to the noncontrolling interest	70	(1,420)
Changes in other comprehensive income attributable to the noncontrolling interest	(27)	261
Noncontrolling interest, end of interim period	$3,842	$2,847

10. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2021 and December 31, 2020, Accounts receivable consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Trade and other accounts receivable	$170,029	$167,370
Bank promissory notes	24,847	24,860
Allowance for expected credit losses	(3,939)	(3,807)
Accounts receivable, net	$190,937	$188,423

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of June 30, 2021 and December 31, 2020, Noncurrent receivables consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Noncurrent receivables	$34,726	$36,539
Allowance for expected credit losses	(260)	(274)
Noncurrent receivables, net	$34,466	$36,265

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
As of June 30, 2021 and December 31, 2020, Contract assets and Contract liabilities consisted of the following:

Index

(in thousands)	June 30, 2021	December 31, 2020
Contract assets	$114,097	$140,348
Allowance for expected credit losses	(872)	(1,059)
Contract assets, net	$113,225	$139,289

Contract liabilities	$7,136	$8,206

Contract assets decreased $26.1 million during the six-month period ended June 30, 2021. The decrease was primarily due to invoicing to customers exceeding revenue recognized for satisfied performance obligations for contracts that were in a contract asset position. There were no credit losses related to our Contract assets during the six month periods ended June 30, 2021 and June 30, 2020.
Contract liabilities decreased $1.1 million during the six-month period ended June 30, 2021, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the six-month periods ended June 30, 2021 and 2020 that was included in the Contract liability balance at the beginning of the year was $4.7 million and $2.1 million, respectively.

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
As of June 30, 2021 and December 31, 2020, Inventories consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$59,627	$57,789
Work in process	45,436	40,416
Finished goods	15,602	12,273
Total inventories	$120,665	$110,478

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
In the second quarter of 2021, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's Machine Clothing reporting unit and three AEC reporting units and

Index
concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated spread between the fair and carrying values. Accordingly, no impairment charges were recorded.

14. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	June 30, 2021	December 31, 2020
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.74% in 2021 and 3.50% in 2020 (including the effect of interest rate hedging transactions, as described below), due in 2024	$350,000	$398,000
Other debt, at an average end of period rate of 5.50% in 2020, paid in varying amounts through April 2021	—	9
Long-term debt	350,000	398,009
Less: current portion	—	(9)
Long-term debt, net of current portion	$350,000	$398,000

On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $350 million of borrowings were outstanding as of June 30, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 30, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2021, we would have been able to borrow an additional $350 million under the Agreement.
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
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2021 was 0.08%.
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
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on June 16, 2021 was 0.08%, during the swap period. On June 16, 2021, the all-in-rate on the $350 million of debt was 3.735%.

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
As of June 30, 2021, our leverage ratio was 1.08 to 1.00 and our interest coverage ratio was 15.02 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.
We were in compliance with all debt covenants as of June 30, 2021.

15. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at June 30, 2021, or at December 31, 2020.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2021		December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$26,848	$—	$17,508	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	741	—	748	—
Interest rate swaps	—	261	—	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(9,270)	—	(12,714)
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of June 30, 2021, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $3.5 million for the six month period ended June 30, 2021, and $1.9 million for the six month period ended June 30, 2020. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.3 million for the six month period ended June 30, 2021 and $0.4 million for the six month period ended June 30, 2020.

16. Contingencies

Index
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,617 claims as of June 30, 2021.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2016	3,791	148	102	3,745	$758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020	3,708	152	59	3,615	57
2021 (As of June 30)	3,615	9	11	3,617	$—

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2021, we had resolved, by means of settlement or dismissal, 37,957 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of June 30, 2021, only twelve claims have been filed against Brandon since January 1, 2012, and a negligible amount of settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

Index
17. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2020 to June 30, 2021:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	27,582	—	—	—	27	27,609
Compensation and benefits paid or payable in shares	20	—	—	—	(13)	—	—	—	—	—	(13)
Options exercised	6	—	—	—	128	—	—	—	—	—	128
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(324)	—	—	—	—	(324)
Cumulative translation adjustments	—	—	—	—	—	—	(15,955)	—	—	(210)	(16,165)
Pension and postretirement liability adjustments	—	—	—	—	—	—	509	—	—	—	509
Derivative valuation adjustment	—	—	—	—	—	—	752	—	—	—	752
March 31, 2021	39,141	$39	1,618	$2	$433,811	$791,854	$(147,102)	8,391	$(256,009)	$3,616	$826,211
Net income	—	—	—	—	—	31,397	—	—	—	43	31,440
Compensation and benefits paid or payable in shares	—	—	—	—	692	—	—	—	—	—	692
Options exercised	1	—	—	—	21	—	—	—	—	—	21
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(323)	—	—	—	—	(323)
Cumulative translation adjustments	—	—	—	—	—	—	13,774	—	—	183	13,957
Pension and postretirement liability adjustments	—	—	—	—	—	—	(130)	—	—	—	(130)
Derivative valuation adjustment	—	—	—	—	—	—	1,394	—	—	—	1,394
June 30, 2021	39,142	$39	1,618	$2	$435,230	$816,778	$(132,064)	8,380	$(255,768)	$3,842	$868,059

Index
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2019 to June 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Adoption of accounting standards (a)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Net income	—	—	—	—	—	9,109	—	—	—	(1,515)	7,594
Compensation and benefits paid or payable in shares	13	—	—	—	(682)	—	—	—	—	—	(682)
Options exercised	—			—	—	—	—	—	—	—	—
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,834)	—	—	—	—	(5,834)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	(25,747)	—	—	109	(25,638)
Pension and postretirement liability adjustments	—	—	—	—	—	—	890	—	—	—	890
Derivative valuation adjustment	—	—	—	—	—	—	(7,708)	—	—	—	(7,708)
March 31, 2020	39,112	$39	1,618	$2	$431,836	$700,021	$(208,546)	8,409	$(256,391)	$2,600	$669,561
Net income	—	—	—	—	—	32,354	—	—	—	95	32,449
Compensation and benefits paid or payable in shares	—	—	—	—	466	—	—	—	—	—	466
Options exercised	1	—	—	—	20	—	—	—	—	—	20
Shares issued to Directors'	—	—	—	—	416	—	—	(15)	317	—	733
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,835)	—	—	—	—	(5,835)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	8,964	—	—	152	9,116
Pension and postretirement liability adjustments	—	—	—	—	—	—	142	—	—	—	142
Derivative valuation adjustment	—	—	—	—	—	—	(187)	—	—	—	(187)
June 30, 2020	39,113	$39	1,618	$2	$432,738	$726,233	$(199,627)	8,394	$(256,074)	$2,847	$706,158
(a)The Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.

18. Recent Accounting Pronouncements

As disclosed in our March 31, 2020 Form 10Q, in March 2020, ASU 2020-04, Reference Rate Reform, was issued to provide optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The expedients and exceptions provided by this update will not be available after December 31, 2022, other than for certain hedging relationships entered into prior. For the Company’s cash flow hedges in which the designated hedged risk is LIBOR, the Company has adopted the portion of the guidance that allows it to assert that it remains probable that the hedged forecasted transaction will occur. The Company plans to adopt the remaining applicable provisions of this guidance beginning on July 1, 2021.

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
The AEC segment provides significant longer term growth potential for our Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 11 percent of the Company’s consolidated Net sales in 2020. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2020, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index

Index
Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Machine Clothing	$159,921	$153,433	4.2%	$308,127	$290,035	6.2%
Albany Engineered Composites	74,598	72,557	2.8%	148,753	171,719	-13.4%
Total	$234,519	$225,990	3.8%	$456,880	$461,754	-1.1%
The following tables provide a comparison of 2021 Net sales, excluding the impact of currency translation effects, to 2020 Net sales:

(in thousands, except percentages)	Net sales as reported, Q2 2021	Increase due to changes in currency translation rates	Q2 2021 sales on same basis as Q2 2020 currency translation rates	Net sales as reported, Q2 2020	% Change compared to Q2 2020, excluding currency rate effects
Machine Clothing	$159,921	$5,281	$154,640	$153,433	0.8%
Albany Engineered Composites	74,598	1,088	73,510	72,557	1.3%
Consolidated total	$234,519	$6,369	$228,150	$225,990	1.0%

(in thousands, except percentages)	Net sales as reported, YTD 2021	Increase due to changes in currency translation rates	YTD 2021 sales on same basis as 2020 currency translation rates	Net sales as reported, YTD 2020	% Change compared to 2020, excluding currency rate effects
Machine Clothing	$308,127	$10,142	$297,985	$290,035	2.7%
Albany Engineered Composites	148,753	2,267	146,486	171,719	-14.7%
Consolidated total	$456,880	$12,409	$444,471	$461,754	-3.7%
Three month comparison
•Changes in currency translation rates had the effect of increasing Net sales by $6.4 million during the second quarter of 2021, as compared to 2020, principally due to stronger Euro and Chinese Yuan Renminbi in 2021.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 1.0% compared to the same period in 2020.
•Net sales in MC increased 0.8% compared to the second quarter of 2020, principally due to growth in sales for packaging grades and engineered fabrics, partially offset by declines in other grades.
•Net sales in AEC increased 1.3%, mainly due to an increase in sales for the LEAP and CH-53K programs, partially offset by a decline in sales on the Boeing 787 program.
Six month comparison
•Changes in currency translation rates had the effect of increasing Net sales by $12.4 million during the first six months of 2021, as compared to 2020, principally due to stronger Euro and Chinese Yuan Renminbi in 2021.
•Excluding the effect of changes in currency translation rates:
•Net sales decreased 3.7% compared to the same period in 2020.
•Net sales in MC increased 2.7% compared to the first six months of 2020, primarily due to growth in sales for packaging grades and Engineered Fabrics, partially offset by declines in other grades.
•Net sales in AEC decreased 14.7%, primarily due to declines in sales for the Boeing 787 program.
Gross Profit
The following table summarizes Gross profit by business segment:

Index

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Machine Clothing	$84,597	$83,612	$160,990	$156,264
Albany Engineered Composites	17,131	19,368	29,284	36,188
Total	$101,728	$102,980	$190,274	$192,452
% of Net sales	43.4%	45.6%	41.6%	41.7%
Three month comparison
The decrease in second quarter 2021 Gross profit, as compared to the same period in 2020, was due to a decline in AEC Gross profit, partially offset by higher Gross profit in MC . Gross profit as a percentage of sales:
•Decreased from 54.5% in 2020 to 52.9% in 2021 in MC, due to higher input and fixed costs, partially offset by improved absorption.
•Decreased from 26.7% in 2020 to 23.0% in 2021 in AEC, principally due to a smaller impact from changes in the estimated profitability of long-term contracts, which increased Gross profit by $4.3 million for the second quarter of 2021, compared to an increase of $7.4 million for the second quarter of 2020.

Six month comparison
Gross Profit for the first half of 2021 was slightly lower than the same period in 2020. Gross profit as a percentage of sales:
•Decreased from 53.9% in 2020 to 52.2% in 2021 in MC, due to an increase in production costs and lower cost absorption.
•Decreased from 21.1% in 2020 to 19.7% in 2021 in AEC, driven by changes in the estimated profitability of long-term contracts, which increased Gross profit by $3.7 million versus $6.4 million in the first half of 2021 and 2020, respectively.

Selling, Technical, General, and Research (STG&R)
Selling, Technical, General and Research (STG&R) expenses include selling, general, administrative, technical and research expenses.
The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Machine Clothing	$28,685	$26,682	$54,784	$51,517
Albany Engineered Composites	10,014	8,821	19,140	18,018
Corporate expenses	13,071	11,913	24,522	27,117
Total	$51,770	$47,416	$98,446	$96,652
% of Net sales	22.1%	21.0%	21.5%	20.9%
Three month comparison
The overall increase in STG&R expenses in the second quarter of 2021, compared to the same period in 2020, was driven by higher incentive compensation and travel expense, as well as research and development spending. Additionally, revaluation of nonfunctional currency assets and liabilities in Machine Clothing resulted in a second-quarter loss of $1.9 million in 2021, compared to a loss of $1.1 million for the same period in 2020.

Six month comparison
The overall increase in STG&R expenses in the first six months of 2021, compared to the same period in 2020, was due to the net effect of the following:

Index
•Revaluation of nonfunctional currency assets and liabilities in Machine Clothing, which resulted in a loss of $1.4 million in 2021, compared to a gain of $2.6 million for the first six months of 2020
•Former CEO termination costs of $2.7 million were recorded in Corporate expenses during the first quarter of 2020
•Higher incentive compensation in all business segments in 2021

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit and STG&R expenses, Operating income was minimally affected by restructuring costs in the first six months of 2021, but totaled $3.5 million for the same period in 2020.
The following table summarizes Restructuring expenses, net by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$10	$388	$(58)	$1,030
Albany Engineered Composites	(48)	2,248	41	2,248
Corporate expenses	29	201	60	201
Total	$(9)	$2,837	$43	$3,479

Machine Clothing restructuring charges or credits in both years mainly related to discontinued operations at its production facility in Sélestat, France, announced in 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Since 2017, we have recorded $13.9 million of restructuring charges related to this action.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$55,902	$56,543	$106,264	$103,718
Albany Engineered Composites	7,164	8,299	10,102	15,922
Corporate expenses	(13,100)	(12,115)	(24,581)	(27,319)
Total	$49,966	$52,727	$91,785	$92,321

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Interest expense, net	$4,218	$3,823	$7,787	$7,800
Other expense/(income), net	862	1,091	1,462	16,660
Income tax expense	13,446	15,364	23,486	27,818
Net income/(loss) attributable to the noncontrolling interest	43	95	70	(1,420)

Interest Expense, net
Year-to-date 2021 Interest expense, net, was lower as compared to 2020, due to lower average debt outstanding. See the Capital Resources section for further discussion of borrowings and interest rates.

Other (income)/expense, net

Index
Three and Six month comparison
Other (income)/expense net included losses related to the revaluation of nonfunctional-currency balances of $0.3 million for the first six months of 2021, compared to losses of $14.9 million for the first six months of 2020, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary. As a result of changes in business conditions that occurred in the first quarter of 2020, loan repayments on that intercompany loan are not expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects are recorded in Other comprehensive income.

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

Three and six month comparison
The Company’s effective tax rates for the second quarter of 2021 and 2020 were 30.0% and 32.1%, respectively, and for the first half of 2021 and 2020, were 28.5% and 41.0%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The decrease in the Q2 2021 income tax rate from continuing operations, excluding discrete items, was primarily driven by a decrease in losses in a foreign jurisdiction that were excluded in calculating the quarterly income tax provision. The effective tax rate for the six months ended June 30, 2020 was significantly affected by a non-recurring tax adjustment due to non-deductible foreign exchange losses, which occurred in the first quarter of 2020.
Significant items that impacted the effective tax rate in the second quarter of 2021 and 2020 included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(in thousands, except percentages)	Tax amount	%	Tax amount	%	Tax amount	%	Tax amount	%
Continuing operations (excluding discrete items)	13,251	29.5%	16,262	34.0%	24,365	29.5%	23,081	34.0%

Exercise of U.S. stock options	(14)	—%	—	—%	(156)	(0.2)%	—	—%
Adjustments to prior period tax liabilities	22	—%	879	1.8%	(1,421)	(1.7)%	767	1.1%
Revaluation of deferred tax assets due to tax rate change	352	0.8%	—	—%	352	0.4%	—	—%
Provision for/resolution of tax audits and contingencies, net	—	—%	(1,489)	(3.1)%	278	0.3%	(1,733)	(2.6)%
Write-off of net operating losses related to tax audit	—	—%	—	—%	—	—%	1,830	2.7%
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	—%	(13)	(0.1)%	—	—%	3,656	5.4%
Changes in valuation allowance	—	—%	222	0.5%	—	—%	222	0.4%
Other adjustments	(165)	(0.3)%	(497)	(1.0)%	68	0.2%	(5)	—%
Effective tax rate	13,446	30.0%	15,364	32.1%	23,486	28.5%	27,818	41.0%
For more information on income tax, see Note 6 to the Consolidated Financial Statements.

Index

Segment Results of Operations
Machine Clothing Segment
Machine Clothing accounted for 68% of our consolidated revenues during the six months of 2021. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net sales	$159,921	$153,433	$308,127	$290,035
Gross profit	84,597	83,612	160,990	156,264
% of Net sales	52.9%	54.5%	52.2%	53.9%
STG&R expenses	28,685	26,682	54,784	51,517
Operating income	55,902	56,543	106,264	103,718
Net Sales
Three month comparison
•Net sales increased by 4.2%.
•Changes in currency translation rates had the effect of increasing second-quarter 2021 sales by $5.3 million compared to the same period in 2020. That currency translation effect was mainly due to stronger Euro and Chinese Yuan Renminbi in the second quarter of 2021, compared to 2020.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 0.8% compared to the second quarter of 2020, principally due to growth in sales for packaging grades and engineered fabrics, partially offset by declines in other grades.

Six month comparison
•Net sales increased by 6.2%.
•Changes in currency translation rates had the effect of increasing 2021 sales by $10.1 million compared to the same period in 2020. That currency translation effect was principally due to stronger Euro and Chinese Yuan Renminbi in the first six months of 2021, compared to 2020.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 2.7% compared to 2020, as growth in sales for packaging grades and Engineered Fabrics partially offset the declines in other grades.

Gross Profit
Three month comparison

Index
The decrease in MC Gross profit margins was due to higher input and fixed costs, partially offset by improved absorption, in the second quarter of 2021.

Six month comparison
The decrease in MC Gross profit margins was due to an increase in production costs and lower cost absorption compared to the same period in 2020.

Operating Income
Three month comparison
The slight decrease in the second quarter of 2021 operating income, compared to the same period in 2020, was primarily due to a slight improvement in gross profit, partially offset by higher STG&R expenses.

Six month comparison
The increase in operating income in first half of 2021 was driven by higher gross profit, offset by higher STG&R expenses, compared to the same period in 2020.

Albany Engineered Composites Segment
The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers, primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. Other significant AEC programs include components for the F-35, components for the CH-53K helicopter, fuselage frames for the Boeing 787, and the fan case for the GE9X engine.
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net sales	$74,598	$72,557	$148,753	$171,719
Gross profit	17,131	19,368	29,284	36,188
% of Net sales	23.0%	26.7%	19.7%	21.1%
STG&R expenses	10,014	8,821	19,140	18,018
Operating income	7,164	8,299	10,102	15,922

Net Sales
Three month comparison
The increase in Net sales was mainly due to higher sales in the LEAP and CH-53K programs, partially offset by a decline in sales in the Boeing 787 program.

Six month comparison
The decrease in Net sales was primarily due to lower sales in the Boeing 787 program.

Gross Profit
Three and six month comparison

Index
The decrease in Gross profit was principally due to smaller impact from changes in the estimated profitability of long-term contracts.

Long-term contracts
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 35 percent of segment revenue for each of the first six months of 2021 and 40 percent for the same period of 2020. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft.
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

Operating Income
Three and six month comparison
The decrease in Operating income was driven by lower gross profit and higher STG&R expenses, offset by lower restructuring expenses.

Liquidity and Capital Resources
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2021	2020
Net income	$59,050	$40,043
Depreciation and amortization	37,133	36,024
Changes in working capital (a)	(921)	(57,804)
Changes in other noncurrent liabilities and deferred taxes	1,153	8,836
Other operating items	(775)	16,935
Net cash provided by/(used in) operating activities	95,640	44,034
Net cash used in investing activities	(23,124)	(22,017)
Net cash (used in)/provided by financing activities	(62,504)	(8,224)
Effect of exchange rate changes on cash and cash equivalents	2,002	(5,296)
(Decrease)/increase in cash and cash equivalents	12,014	8,497
Cash and cash equivalents at beginning of year	241,316	195,540
Cash and cash equivalents at end of period	$253,330	$204,037
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Operating activities
Cash flow provided by operating activities was $95.6 million in the first six months of 2021, compared to $44.0 million in the first six months of 2020. This improvement was due to improved working capital cash flows in AEC and an increase in consolidated Net income.
Cash paid for income taxes was $22.8 million and $16.5 million for the first six months of 2021 and 2020, respectively. The increase is primarily due to an increase in corporate income tax payments in Brazil, China and Switzerland related to prior year tax liabilities.

Index
At June 30, 2021, we had $253.3 million of cash and cash equivalents, of which $215.2 million was held by subsidiaries outside of the United States.

Investing and Financing Activities
Capital expenditures for the first six months were $23.1 million in 2021 and $22.0 million in 2020.
Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend to be insignificant. The majority of our cash balance at June 30, 2021 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of June 30, 2021.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $350 million of borrowings were outstanding as of June 30, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 30, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2021, we would have been able to borrow an additional $350 million under the Agreement.
For more information, see Note 14 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of June 30, 2021, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.
Recent Accounting Pronouncements
The information set forth under Note 18 to the Consolidated Financial Statements.
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

Index
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
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$55,902	$7,164	$(13,100)	$49,966
Interest, taxes, other income/(expense)	—	—	(18,526)	(18,526)
Net income/(loss) (GAAP)	55,902	7,164	(31,626)	31,440
Interest expense, net	—	—	4,218	4,218
Income tax expense	—	—	13,446	13,446
Depreciation and amortization expense	5,138	12,194	919	18,251
EBITDA (non-GAAP)	61,040	19,358	(13,043)	67,355
Restructuring expenses, net	10	(48)	29	(9)
Foreign currency revaluation (gains)/losses	1,908	(244)	174	1,838
Acquisition/integration costs	—	300	—	300
Pre-tax (income) attributable to noncontrolling interest	—	(65)	—	(65)
Adjusted EBITDA (non-GAAP)	$62,958	$19,301	$(12,840)	$69,419

Index

Three months ended June 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$56,543	$8,299	$(12,115)	$52,727
Interest, taxes, other income/(expense)	—	—	(20,278)	(20,278)
Net income/(loss) (GAAP)	56,543	8,299	(32,393)	32,449
Interest expense, net	—	—	3,823	3,823
Income tax expense	—	—	15,364	15,364
Depreciation and amortization expense	4,981	11,971	1,002	17,954
EBITDA (non-GAAP)	61,524	20,270	(12,204)	69,590
Restructuring expenses, net	388	2,248	201	2,837
Foreign currency revaluation (gains)/losses	973	30	20	1,023
Acquisition/integration costs	—	278	—	278
Pre-tax (income) attributable to noncontrolling interest	—	(58)	—	(58)
Adjusted EBITDA (non-GAAP)	$62,885	$22,768	$(11,983)	$73,670

Six months ended June 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$106,264	$10,102	$(24,581)	$91,785
Interest, taxes, other income/(expense)	—	—	(32,735)	(32,735)
Net income/(loss) (GAAP)	106,264	10,102	(57,316)	59,050
Interest expense, net	—	—	7,787	7,787
Income tax expense	—	—	23,486	23,486
Depreciation and amortization expense	10,258	25,061	1,814	37,133
EBITDA (non-GAAP)	116,522	35,163	(24,229)	127,456
Restructuring expenses, net	(58)	41	60	43
Foreign currency revaluation (gains)/losses	1,415	332	341	2,088
Acquisition/integration costs	—	614	—	614
Pre-tax (income) attributable to noncontrolling interest	—	(111)	—	(111)
Adjusted EBITDA (non-GAAP)	$117,879	$36,039	$(23,828)	$130,090

Index

Six months ended June 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$103,718	$15,922	$(27,319)	$92,321
Interest, taxes, other income/(expense)	—	—	(52,278)	(52,278)
Net income/(loss) (GAAP)	103,718	15,922	(79,597)	40,043
Interest expense, net	—	—	7,800	7,800
Income tax expense	—	—	27,818	27,818
Depreciation and amortization expense	10,068	23,956	2,000	36,024
EBITDA (non-GAAP)	113,786	39,878	(41,979)	111,685
Restructuring expenses, net	1,030	2,248	201	3,479
Foreign currency revaluation (gains)/losses	(2,688)	727	14,850	12,889
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	576	—	576
Pre-tax loss attributable to noncontrolling interest	—	1,434	—	1,434
Adjusted EBITDA (non-GAAP)	$112,128	$44,863	$(24,186)	$132,805

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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$(9)	$(3)	$(6)	$0.00
Foreign currency revaluation (gains)/losses	1,838	781	1,057	0.03
Acquisition/integration costs	300	90	210	0.01

Three months ended June 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$2,837	$953	$1,884	$0.06
Foreign currency revaluation (gains)/losses	1,023	536	487	0.02
Acquisition/integration costs	278	83	195	0.01

Index

Six months ended June 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$43	$12	$31	$0.00
Foreign currency revaluation (gains)/losses	2,088	646	1,442	0.04
Acquisition/integration costs	614	184	430	0.02

Six months ended June 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$3,479	$1,145	$2,334	$0.07
Foreign currency revaluation (gains)/losses (a)	12,889	(1,009)	13,898	0.44
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	576	172	404	0.02

(a)In Q1 2020, the company incurred losses of approximately $17 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

The following table provides a reconciliation of Earnings per share to Adjusted Earnings per share:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2021	2020	2021	2020
Earnings per share (GAAP)	$0.97	$1.00	$1.82	$1.28
Adjustments, after tax:
Restructuring expenses, net	—	0.06	—	0.07
Foreign currency revaluation (gains)/losses	0.03	0.02	0.04	0.44
Former CEO termination costs	—	—	—	0.06
Acquisition/integration costs	0.01	0.01	0.02	0.02
Adjusted Earnings per share (non-GAAP)	$1.01	$1.09	$1.88	$1.87

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
The following table contains the calculation of net debt:

(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020
Current maturities of long-term debt	$—	$2	$9
Long-term debt	350,000	384,000	398,000
Total debt	350,000	384,002	398,009
Cash and cash equivalents	253,330	237,871	241,316
Net debt (non GAAP)	$96,670	$146,131	$156,693

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

Index
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth above under Note 16 in Item 1, “Notes to Consolidated Financial Statements.”
Item 1A. Risk Factors
There have been no material changes in risks since December 31, 2020. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the second quarter of 2021. We remain authorized by the Board of Directors to purchase up to 2 million shares of our Class A Common Stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2021.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: July 28, 2021	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)