Form 10-Q
period 2021-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2021-10-26
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 32,380 thousand shares of Class A Common Stock and 1 thousand shares of Class B Common Stock outstanding as of October 15, 2021.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$232,442	$211,999	$689,322	$673,753
Cost of goods sold	140,400	124,697	407,006	393,999

Gross profit	92,042	87,302	282,316	279,754
Selling, general, and administrative expenses	37,696	39,518	116,899	118,167
Technical and research expenses	9,673	8,301	28,916	26,304
Restructuring expenses, net	187	710	230	4,189

Operating income	44,486	38,773	136,271	131,094
Interest expense, net	3,734	2,242	11,521	10,042
Aviation Manufacturing Jobs Protection (AMJP) grant	(5,832)	—	(5,832)	—
Other expense/(income), net	2,753	(2,745)	4,215	13,915

Income before income taxes	43,831	39,276	126,367	107,137
Income tax expense	12,889	9,686	36,375	37,504

Net income	30,942	29,590	89,992	69,633
Net income/(loss) attributable to the noncontrolling interest	80	1	150	(1,419)
Net income attributable to the Company	$30,862	$29,589	$89,842	$71,052

Earnings per share attributable to Company shareholders - Basic	$0.95	$0.92	$2.78	$2.20

Earnings per share attributable to Company shareholders - Diluted	$0.95	$0.91	$2.77	$2.20

Shares of the Company used in computing earnings per share:
Basic	32,381	32,337	32,369	32,326

Diluted	32,434	32,344	32,424	32,333

Dividends declared per share, Class A and Class B	$0.20	$0.19	$0.60	$0.57
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$30,942	$29,590	$89,992	$69,633

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(14,709)	19,249	(16,497)	3,047
Pension/postretirement settlements and curtailments	—	—	—	378
Amortization of pension liability adjustments:
Prior service cost/ (credit)	(1,119)	(1,114)	(3,356)	(3,342)
Net actuarial loss/ (gain)	1,103	1,244	3,320	3,720
Payments and amortization related to interest rate swaps included in earnings	1,803	1,219	5,049	2,742
Derivative valuation adjustment	722	(385)	369	(12,515)

Income taxes related to items of other comprehensive income/(loss):
Pension/postretirement settlements and curtailments	—	—	—	(113)
Amortization of prior service cost/ (credit)	336	274	1,007	831
Amortization of net actuarial loss/ (gain)	(331)	(306)	(996)	(925)
Payments and amortization related to interest rate swaps included in earnings	(466)	(311)	(1,304)	(701)
Derivative valuation adjustment	(186)	98	(95)	3,200
Comprehensive income/(loss)	18,095	49,558	77,489	65,955
Comprehensive income/(loss) attributable to the noncontrolling interest	(112)	202	(69)	(957)
Comprehensive income/(loss) attributable to the Company	$18,207	$49,356	$77,558	$66,912

The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$286,217	$241,316
Accounts receivable, net	199,124	188,423
Contract assets, net	115,924	139,289
Inventories	118,129	110,478
Income taxes prepaid and receivable	3,509	5,940
Prepaid expenses and other current assets	29,021	31,830
Total current assets	$751,924	$717,276

Property, plant and equipment, net	426,806	448,554
Intangibles, net	41,020	46,869
Goodwill	183,568	187,553
Deferred income taxes	30,538	38,757
Noncurrent receivables, net	33,471	36,265
Other assets	72,916	74,662
Total assets	$1,540,243	$1,549,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$54,397	$49,173
Accrued liabilities	112,481	125,459
Current maturities of long-term debt	—	9
Income taxes payable	14,623	16,222
Total current liabilities	181,501	190,863

Long-term debt	350,000	398,000
Other noncurrent liabilities	117,057	130,424
Deferred taxes and other liabilities	11,352	10,784
Total liabilities	659,910	730,071

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,759,527 issued in 2021 and 39,115,405 in 2020	41	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 1,154 in 2021 and 1,617,998 in 2020	—	2
Additional paid in capital	436,079	433,696
Retained earnings	841,162	770,746
Accumulated items of other comprehensive income:
Translation adjustments	(100,327)	(83,203)
Pension and postretirement liability adjustments	(39,059)	(39,661)
Derivative valuation adjustment	(5,525)	(9,544)
Treasury stock (Class A), at cost; 8,379,804 shares in 2021 and 8,391,011 shares in 2020	(255,768)	(256,009)
Total Company shareholders' equity	876,603	816,066
Noncontrolling interest	3,730	3,799
Total equity	880,333	819,865
Total liabilities and shareholders' equity	$1,540,243	$1,549,936
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING ACTIVITIES
Net income	$30,942	$29,590	$89,992	$69,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,925	16,285	48,485	47,289
Amortization	2,289	1,997	6,862	7,017
Change in deferred taxes and other liabilities	1,606	3,074	7,022	12,434
Impairment of property, plant and equipment	25	303	563	536
Non-cash interest expense	283	(309)	593	(138)
Compensation and benefits paid or payable in Class A Common Stock	606	80	2,232	596
Provision for credit losses from uncollected receivables and contract assets	(1,075)	(105)	(1,158)	1,664
Foreign currency remeasurement loss/(gain) on intercompany loans	480	169	(551)	15,750
Fair value adjustment on foreign currency options	29	(64)	169	—

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(10,927)	(2,048)	(14,292)	6,069
Contract assets	(3,473)	(7,923)	22,170	(27,932)
Inventories	546	4,585	(9,838)	(20,043)
Prepaid expenses and other current assets	3,949	(4,532)	2,444	(6,989)
Income taxes prepaid and receivable	2,717	(454)	2,408	(662)
Accounts payable	(296)	(5,108)	4,312	(15,491)
Accrued liabilities	5,112	2,838	(12,311)	(8,063)
Income taxes payable	2,871	1,786	(1,085)	3,741
Noncurrent receivables	1,245	(228)	2,832	169
Other noncurrent liabilities	(1,319)	111	(5,582)	(413)
Other, net	1,324	(388)	3,232	(1,474)
Net cash provided by operating activities	52,859	39,659	148,499	83,693

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,918)	(9,349)	(31,754)	(31,320)
Purchased software	(106)	(109)	(394)	(155)
Net cash used in investing activities	(9,024)	(9,458)	(32,148)	(31,475)

FINANCING ACTIVITIES
Proceeds from borrowings	—	—	8,000	70,000
Principal payments on debt	—	(17,005)	(56,009)	(76,016)
Principal payments on finance lease liabilities	(363)	(335)	(1,067)	(6,798)
Taxes paid in lieu of share issuance	—	—	(998)	(490)
Proceeds from options exercised	4	5	153	25
Dividends paid	(6,476)	(6,144)	(19,418)	(18,424)
Net cash used in financing activities	(6,835)	(23,479)	(69,339)	(31,703)

Effect of exchange rate changes on cash and cash equivalents	(4,113)	4,545	(2,111)	(751)

Increase in cash and cash equivalents	32,887	11,267	44,901	19,764
Cash and cash equivalents at beginning of period	253,330	204,037	241,316	195,540
Cash and cash equivalents at end of period	$286,217	$215,304	$286,217	$215,304
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
The Company recognizes government grants only when there is reasonable assurance that we will comply with the conditions attached to them and the grants will be received. Government grants are recognized in the Consolidated Statements of Income on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate. A government grant that becomes receivable as compensation for expenses or losses already incurred or for the purpose of giving immediate financial support with no future related costs is recognized in the Consolidated Statements of Income of the period in which it becomes receivable.
During the third quarter of 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. The AMJP grant is an income related grant, the purpose of which is to provide payroll assistance to eligible U.S. aircraft manufacturing/repair businesses who were impacted due to the COVID-19 downturn during 2020. The Company received $2.9 million in cash in September 2021, and anticipates receiving the remaining balance in 2022. Accordingly, the Company recognized $5.8 million in its Consolidated Statements of Income for the quarter and year-to-date ended September 30, 2021, and reflected cash received to date as an operating activity within the Consolidated Statements of Cash Flows.

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
The Albany Engineered Composites (“AEC”) segment, including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. AEC’s largest program relates to CFM International’s LEAP engine. Under this program, AEC through ASC, is the exclusive supplier of advanced composite fan blades and cases under a long-term supply contract. AEC net sales to Safran were $81.6 million and $73.6 million in the first nine months of 2021 and 2020, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $103.4 million and $127.1 million as of

Index
September 30, 2021 and December 31, 2020, respectively. Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM, as well as the fan case for the GE9X engine. In 2020, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales
Machine Clothing	$154,171	$138,747	$462,298	$428,782
Albany Engineered Composites	78,271	73,252	227,024	244,971
Consolidated total	$232,442	$211,999	$689,322	$673,753
Operating income/(loss)
Machine Clothing	$55,467	$45,699	$161,731	$149,418
Albany Engineered Composites	2,917	6,828	13,019	22,749
Corporate expenses	(13,898)	(13,754)	(38,479)	(41,073)
Operating income	$44,486	$38,773	$136,271	$131,094
Reconciling items:
Interest income	(654)	(1,485)	(1,584)	(2,280)
Interest expense	4,388	3,727	13,105	12,322
AMJP grant	(5,832)	—	(5,832)	—
Other expense/(income), net	2,753	(2,745)	4,215	13,915
Income before income taxes	$43,831	$39,276	$126,367	$107,137

There were no material changes to total assets of the reportable segments in the first nine months of 2021.
The table below presents restructuring costs by reportable segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$251	$384	$193	$1,414
Albany Engineered Composites	(81)	358	(40)	2,606
Corporate expenses	17	(32)	77	169
Total	$187	$710	$230	$4,189

Restructuring costs in the first nine months of 2021 were not significant. Restructuring liabilities at quarter-end were less than $1 million, related to termination and other costs, which are expected to be substantially paid within one year.

In 2020, AEC reduced its workforce at various locations, principally in the U.S., leading to restructuring charges of $2.6 million for the first nine months of 2020. Machine Clothing restructuring charges for the first nine months of 2020 were principally related to the plant closure of its MC production facility in Sélestat, France that was announced in 2017.

Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts increased operating income by $2.1 million and $2.4 million for the three and nine month periods

Index
ended September 30, 2021, respectively. Adjustments in the estimated profitability of long-term contracts increased operating income by $3.5 million and $9.5 million for the three and nine month periods ended September 30, 2020, respectively.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended September 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$153,306	$865	$154,171

Albany Engineered Composites
ASC	—	26,904	26,904
Other AEC	3,589	47,778	51,367
Total Albany Engineered Composites	3,589	74,682	78,271

Total revenue	$156,895	$75,547	$232,442

	Nine months ended September 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$459,703	$2,595	$462,298

Albany Engineered Composites
ASC	—	80,158	80,158
Other AEC	11,901	134,965	146,866
Total Albany Engineered Composites	11,901	215,123	227,024

Total revenue	$471,604	$217,718	$689,322

	Three months ended September 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$137,899	$848	$138,747

Albany Engineered Composites
ASC	—	17,301	17,301
Other AEC	4,479	51,472	55,951
Total Albany Engineered Composites	4,479	68,773	73,252

Total revenue	$142,378	$69,621	$211,999

Index

	Nine months ended September 30, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total

Machine Clothing	$426,238	$2,544	$428,782

Albany Engineered Composites
ASC	—	72,771	72,771
Other AEC	14,942	157,258	172,200
Total Albany Engineered Composites	14,942	230,029	244,971

Total revenue	$441,180	$232,573	$673,753
The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Americas PMC	$81,780	$70,663	$237,425	$225,565
Eurasia PMC	53,277	50,923	164,320	150,220
Engineered Fabrics	19,114	17,161	60,553	52,997
Total Machine Clothing Net sales	$154,171	$138,747	$462,298	$428,782

Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $155 million and $81 million as of September 30, 2021 and 2020, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2021, we expect to recognize as revenue approximately $29 million during 2021, $66 million during 2022, $37 million during 2023, and the remainder during 2024.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the nine months ended September 30, 2021 and 2020, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$1,630	$1,728	$99	$150
Interest cost	3,999	4,621	827	1,285
Expected return on assets	(4,802)	(5,139)	—	—
Settlement	—	145	—	—
Curtailment	—	233	—	—
Amortization of prior service cost/(credit)	10	24	(3,366)	(3,366)
Amortization of net actuarial loss	1,625	1,776	1,695	1,944
Net periodic benefit cost	$2,462	$3,388	$(745)	$13

The amount of net periodic benefit cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first nine months of 2021.

On July 29, 2021, the Company notified the participants of the U.S. Pension Plus Plan (the "Plan") of its intent to terminate the Plan. In order to facilitate such termination, the Company has amended the Plan to, among other things, establish the termination date and set forth the procedures for termination. The Company also filed the necessary application with the Internal Revenue Service requesting the issuance of a determination letter regarding the Plan’s qualification status at termination. The Plan was terminated on September 30, 2021. This has not resulted in a curtailment or settlement charge during the nine month period ended September 30, 2021.
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

4. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Currency transaction (gains)/losses	$472	$(149)	$813	$14,702
Bank fees and amortization of debt issuance costs	74	96	284	264
Components of net periodic pension and postretirement cost other than service	(6)	384	(12)	1,523
Other	2,213	(3,076)	3,130	(2,574)
Total	$2,753	$(2,745)	$4,215	$13,915
Other (income)/expense, net included losses related to the revaluation of nonfunctional-currency balances of $0.8 million for the first nine months of 2021, compared to losses of $14.7 million for the first nine months of 2020, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary. As a result of changes in

Index
business conditions that occurred in the first quarter of 2020, loan repayments on that intercompany loan are not expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects are recorded in Other comprehensive income.
5. Income Taxes
The following table presents components of income tax expense for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Income tax based on income from continuing operations (1)	$13,150	$12,666	$37,733	$36,237
Provision for change in estimated tax rate	397	(1,196)	179	(1,687)
Income tax before discrete items	13,547	11,470	37,912	34,550
Discrete tax expense:
Exercise of U.S. stock options	(4)	(7)	(160)	(7)
Adjustments to prior period tax liabilities	(674)	(1,750)	(2,095)	(983)
Revaluation of deferred tax assets due to tax rate change	—	—	352	—
Provision for/resolution of tax audits and contingencies, net	—	(46)	278	(1,779)
Write-off of net operating losses related to tax audit	—	—	—	1,830
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	3	—	3,658
Creation of valuation allowance	—	8	—	230
Other	20	8	88	5
Total income tax expense	$12,889	$9,686	$36,375	$37,504
(1) Calculated at estimated tax rates of 30.0% and 32.2%, respectively
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate ("AETR") calculation and their taxes will be recorded discretely in each quarter.
In the third quarter of 2021, the Company recorded a net tax benefit of $0.7 million related to U.S. adjustments of prior period liabilities. In the first quarter of 2021, the Company recorded a net tax benefit of $1.4 million related to a U.S. adjustment of prior period liabilities and, additionally, the Company recorded an expense of $0.3 million related to the establishment of a foreign uncertain tax position.
In the third quarter of 2020, the Company recorded a net tax benefit of $1.8 million related to U.S. adjustments of prior period liabilities. In the second quarter of 2020, the Company recorded a net tax benefit of $1.5 million as a result of a U.S. state tax audit settlement; the Company also recorded a net deferred tax expense of $1.0 million due to an adjustment of net operating losses related to settled audits. In the first quarter of 2020, the Company recorded a $1.8 million out-of-period charge related to developments in ongoing tax audits, which resulted in a corresponding decrease in deferred tax assets.

Index
6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2021	2020	2021	2020
Net income attributable to the Company	$30,862	$29,589	$89,842	$71,052

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,381	32,337	32,369	32,326
Effect of dilutive stock-based compensation plans	53	7	55	7

Weighted average number of shares used in calculating diluted net income per share	32,434	32,344	32,424	32,333

Average market price of common stock used for calculation of dilutive shares	$80.33	$51.81	$82.41	$57.05

Net income attributable to the Company per share:
Basic	$0.95	$0.92	$2.78	$2.20
Diluted	$0.95	$0.91	$2.77	$2.20

7. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2020 to September 30, 2021:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative adjustment	Total Other Comprehensive Income
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications, net of tax	(17,124)	627	274	(16,223)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	3,745	3,745
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(25)	—	(25)
Net current period other comprehensive income	(17,124)	602	4,019	(12,503)
September 30, 2021	$(100,327)	$(39,059)	$(5,525)	$(144,911)

Index

The table below presents changes in the components of AOCI for the period December 31, 2019 to September 30, 2020:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative adjustment	Total Other Comprehensive Income
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications, net of tax	3,038	9	(9,315)	(6,268)
Pension/postretirement curtailment loss, net of tax	—	265	—	265
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,041	2,041
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	284	—	284
Net current period other comprehensive income	3,038	558	(7,274)	(3,678)
September 30, 2020	$(119,814)	$(49,436)	$(10,409)	$(179,659)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Statement of Income that were affected for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,803	$1,219	$5,049	$2,742
Income tax effect	(466)	(311)	(1,304)	(701)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,337	$908	$3,745	$2,041

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement curtailment	—	—	—	378
Amortization of prior service credit	(1,119)	(1,114)	(3,356)	(3,342)
Amortization of net actuarial loss	1,103	1,244	3,320	3,720
Total pretax amount reclassified (b)	(16)	130	(36)	756
Income tax effect	5	(32)	11	(207)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(11)	$98	$(25)	$549
(a)Included in Interest expense, net are payments related to the interest rate swap agreements and amortization of swap buyouts (see Notes 13 and 14).
(b)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3).

8. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

Index

	Nine months ended September 30,
(in thousands, except percentages)	2021	2020
Net income/(loss) of Albany Safran Composites (ASC)	$2,495	$(13,310)
Less: Return attributable to the Company's preferred holding	991	884
Net income/(loss) of ASC available for common ownership	$1,504	$(14,194)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to the noncontrolling interest	$150	$(1,419)

Noncontrolling interest, beginning of year	$3,799	$4,006
Net income/(loss) attributable to the noncontrolling interest	150	(1,419)
Changes in other comprehensive income attributable to the noncontrolling interest	(219)	462
Noncontrolling interest, end of interim period	$3,730	$3,049

9. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2021 and December 31, 2020, Accounts receivable consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Trade and other accounts receivable	$176,320	$167,370
Bank promissory notes	25,828	24,860
Allowance for expected credit losses	(3,024)	(3,807)
Accounts receivable, net	$199,124	$188,423

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of September 30, 2021 and December 31, 2020, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Noncurrent receivables	$33,681	$36,539
Allowance for expected credit losses	(210)	(274)
Noncurrent receivables, net	$33,471	$36,265

10. Contract Assets and Liabilities
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
As of September 30, 2021 and December 31, 2020, Contract assets and Contract liabilities consisted of the following:

Index

(in thousands)	September 30, 2021	December 31, 2020
Contract assets	$116,653	$140,348
Allowance for expected credit losses	(729)	(1,059)
Contract assets, net	$115,924	$139,289

Contract liabilities	$6,250	$8,206

Contract assets decreased $23.4 million during the nine-month period ended September 30, 2021. The decrease was primarily due to invoicing to customers exceeding revenue recognized for satisfied performance obligations for contracts that were in a contract asset position. There were no credit losses related to our Contract assets during the nine month periods ended September 30, 2021 and September 30, 2020.
Contract liabilities decreased $2.0 million during the nine-month period ended September 30, 2021, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the nine-month periods ended September 30, 2021 and 2020 that was included in the Contract liability balance at the beginning of the year was $5.3 million and $3.5 million, respectively.

11. Inventories
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
As of September 30, 2021 and December 31, 2020, Inventories consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$57,534	$57,789
Work in process	44,715	40,416
Finished goods	15,880	12,273
Total inventories	$118,129	$110,478

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

Index
In the second quarter of 2021, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's Machine Clothing reporting unit and three AEC reporting units and concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated excess between the fair and carrying values. Accordingly, no impairment charges were recorded.

13. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	September 30, 2021	December 31, 2020
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.74% in 2021 and 3.50% in 2020 (including the effect of interest rate hedging transactions, as described below), due in 2024	$350,000	$398,000
Other debt, at an average end of period rate of 5.50% in 2020, paid in varying amounts through April 2021	—	9
Long-term debt	350,000	398,009
Less: current portion	—	(9)
Long-term debt, net of current portion	$350,000	$398,000

On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $350 million of borrowings were outstanding as of September 30, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 16, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2021, we would have been able to borrow an additional $350 million under the Agreement.
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
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2021 was 0.09%.
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
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on September 16, 2021 was 0.09%, during the swap period. On September 16, 2021, the all-in-rate on the $350 million of debt was 3.735%.

Index
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.

As of September 30, 2021, our leverage ratio was 1.07 to 1.00 and our interest coverage ratio was 14.51 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt.
We were in compliance with all debt covenants as of September 30, 2021.

14. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at September 30, 2021, or at December 31, 2020.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2021		December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$32,878	$—	$17,508	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	741	—	748	—
Interest rate swaps	—	174	—	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(7,622)	—	(12,714)
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of September 30, 2021, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $5.3 million for the nine month period ended September 30, 2021, and $3.7 million for the nine month period ended September 30, 2020. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.3 million for the nine month period ended September 30, 2021 and $0.9 million for the nine month period ended September 30, 2020.

Index

15. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,625 claims as of September 30, 2021.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2016	3,791	148	102	3,745	$758
2017	3,745	105	90	3,730	55
2018	3,730	152	106	3,684	100
2019	3,684	51	75	3,708	25
2020	3,708	152	59	3,615	57
2021 (As of September 30)	3,615	9	19	3,625	$—

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2021, we had resolved, by means of settlement or dismissal, 37,957 claims. The total cost of resolving all claims was $10.4 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of September 30, 2021, only twelve claims have been filed against Brandon since January 1, 2012, and a negligible amount of settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999, and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

Index
factors, the trends in claims filed against us, and available insurance, we also do not currently anticipate that potential future claims will have a material adverse effect on our financial position, results of operations, or cash flows.

16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2020 to September 30, 2021:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	27,582	—	—	—	27	27,609
Compensation and benefits paid or payable in shares	20	—	—	—	(13)	—	—	—	—	—	(13)
Options exercised	6	—	—	—	128	—	—	—	—	—	128
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(324)	—	—	—	—	(324)
Cumulative translation adjustments	—	—	—	—	—	—	(15,955)	—	—	(210)	(16,165)
Pension and postretirement liability adjustments	—	—	—	—	—	—	509	—	—	—	509
Derivative valuation adjustment	—	—	—	—	—	—	752	—	—	—	752
March 31, 2021	39,141	$39	1,618	$2	$433,811	$791,854	$(147,102)	8,391	$(256,009)	$3,616	$826,211
Net income	—	—	—	—	—	31,397	—	—	—	43	31,440
Compensation and benefits paid or payable in shares	—	—	—	—	692	—	—	—	—	—	692
Options exercised	1	—	—	—	21	—	—	—	—	—	21
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(323)	—	—	—	—	(323)
Cumulative translation adjustments	—	—	—	—	—	—	13,774	—	—	183	13,957
Pension and postretirement liability adjustments	—	—	—	—	—	—	(130)	—	—	—	(130)
Derivative valuation adjustment	—	—	—	—	—	—	1,394	—	—	—	1,394
June 30, 2021	39,142	$39	1,618	$2	$435,230	$816,778	$(132,064)	8,380	$(255,768)	$3,842	$868,059
Net income	—	—	—	—	—	30,862	—	—	—	80	30,942
Compensation and benefits paid or payable in shares	—	—	—	—	845	—	—	—	—	—	845
Options exercised	1	—	—	—	4	—	—	—	—	—	4
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,478)	—	—	—	—	(6,478)
Class B Common Stock, $0.20 per share	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class B shares to Class A shares (b)	1,617	2	(1,617)	(2)	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(14,943)	—	—	(192)	(15,135)
Pension and postretirement liability adjustments	—	—	—	—	—	—	223	—	—	—	223
Derivative valuation adjustment	—	—	—	—	—	—	1,873	—	—	—	1,873
September 30, 2021	40,760	$41	1	$—	$436,079	$841,162	$(144,911)	8,380	$(255,768)	$3,730	$880,333

Index
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2019 to September 30, 2020:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Adoption of accounting standards (a)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Net income	—	—	—	—	—	9,109	—	—	—	(1,515)	7,594
Compensation and benefits paid or payable in shares	13	—	—	—	(682)	—	—	—	—	—	(682)
Options exercised	—			—	—	—	—	—	—	—	—
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,834)	—	—	—	—	(5,834)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	(25,747)	—	—	109	(25,638)
Pension and postretirement liability adjustments	—	—	—	—	—	—	890	—	—	—	890
Derivative valuation adjustment	—	—	—	—	—	—	(7,708)	—	—	—	(7,708)
March 31, 2020	39,112	$39	1,618	$2	$431,836	$700,021	$(208,546)	8,409	$(256,391)	$2,600	$669,561
Net income	—	—	—	—	—	32,354	—	—	—	95	32,449
Compensation and benefits paid or payable in shares	—	—	—	—	466	—	—	(15)	317	—	783
Options exercised	1	—	—	—	20	—	—	—	—	—	20
Shares issued to Directors'	—	—	—	—	416	—	—	—	—	—	416
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(5,835)	—	—	—	—	(5,835)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	8,964	—	—	152	9,116
Pension and postretirement liability adjustments	—	—	—	—	—	—	142	—	—	—	142
Derivative valuation adjustment	—	—	—	—	—	—	(187)	—	—	—	(187)
June 30, 2020	39,113	$39	1,618	$2	$432,738	$726,233	$(199,627)	8,394	$(256,074)	$2,847	$706,158
Net income	—	—	—	—	—	29,589	—	—	—	1	29,590
Compensation and benefits paid or payable in shares	—	—	—	—	80	—	—	—	—	—	80
Options exercised	1	—	—	—	5	—	—	—	—	—	5
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.19 per share	—	—	—	—	—	(5,837)	—	—	—	—	(5,837)
Class B Common Stock, $0.19 per share	—	—	—	—	—	(307)	—	—	—	—	(307)
Cumulative translation adjustments	—	—	—	—	—	—	19,821	—	—	201	20,022
Pension and postretirement liability adjustments	—	—	—	—	—	—	(474)	—	—	—	(474)
Derivative valuation adjustment	—	—	—	—	—	—	621	—	—	—	621
September 30, 2020	39,114	$39	1,618	$2	$432,823	$749,678	$(179,659)	8,394	$(256,074)	$3,049	$749,858

Index

(a)The Company adopted the provisions of ASC 326, Current Expected Credit Losses ("CECL") effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.
(b)In the third quarter of 2021, Standish Family Holdings, LLC and J.S. Standish Company (the "Selling Stockholders") agreed to sell to J.P. Morgan Securities LLC 1,566,644 shares of the Company’s Class A Common Stock, par value $0.001 per share, to be issued upon conversion of an equal number of shares of the Company’s Class B common stock, par value $0.001 per share, at a price per share of $75.9656 (the "Transaction"). Immediately following the Transaction, the Selling Stockholders and related persons (including Christine L. Standish and John C. Standish) hold in the aggregate shares of the Company’s common stock entitling them to cast less than one percent of the combined votes entitled to be cast by all stockholders of the Company. Costs associated with the Transaction were borne directly by the Selling Stockholders.

On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure.

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
•In both the Machine Clothing and Albany Engineered Composites segments, increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures
•In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades;
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

Index
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

Index
Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2021	2020	% Change	2021	2020	% Change
Machine Clothing	$154,171	$138,747	11.1%	$462,298	$428,782	7.8%
Albany Engineered Composites	78,271	73,252	6.9%	227,024	244,971	-7.3%
Total	$232,442	$211,999	9.6%	$689,322	$673,753	2.3%
The following tables provide a comparison of 2021 Net sales, excluding the impact of currency translation effects, to 2020 Net sales:

(in thousands, except percentages)	Net sales as reported, Q3 2021	Increase due to changes in currency translation rates	Q3 2021 sales on same basis as Q3 2020 currency translation rates	Net sales as reported, Q3 2020	% Change compared to Q3 2020, excluding currency rate effects
Machine Clothing	$154,171	$1,688	$152,483	$138,747	9.9%
Albany Engineered Composites	78,271	90	78,181	73,252	6.7%
Consolidated total	$232,442	$1,778	$230,664	$211,999	8.8%

(in thousands, except percentages)	Net sales as reported, YTD 2021	Increase due to changes in currency translation rates	YTD 2021 sales on same basis as 2020 currency translation rates	Net sales as reported, YTD 2020	% Change compared to 2020, excluding currency rate effects
Machine Clothing	$462,298	$11,829	$450,469	$428,782	5.1%
Albany Engineered Composites	227,024	2,356	224,668	244,971	-8.3%
Consolidated total	$689,322	$14,185	$675,137	$673,753	0.2%
Three month comparison
•Changes in currency translation rates had the effect of increasing Net sales by $1.8 million during the third quarter of 2021, as compared to 2020, principally due to stronger Euro and Chinese Yuan Renminbi in 2021.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 8.8% compared to the same period in 2020.
•Net sales in MC increased 9.9% compared to the third quarter of 2020, due to growth in all major grades of product, led by engineered fabric and packaging grades.
•Net sales in AEC increased 6.7%, mainly due to growth on LEAP and CH-53K programs, partially offset by a decline in sales for the Boeing 787 and F-35 platforms.
Nine month comparison
•Changes in currency translation rates had the effect of increasing Net sales by $14.2 million during the first nine months of 2021, as compared to 2020, mainly due to stronger Euro and Chinese Yuan Renminbi in 2021.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 0.2% compared to the same period in 2020.
•Net sales in MC increased 5.1% compared to the same period in 2020, primarily due to growth in engineered fabric and packaging grades, offset by a decline in publication grades.
•Net sales in AEC decreased 8.3%, primarily due to declines in sales for the Boeing 787 program, partially offset by growth on the LEAP program.
Gross Profit
The following table summarizes Gross profit by business segment:

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Machine Clothing	$79,437	$71,471	$240,427	$227,734
Albany Engineered Composites	12,605	15,831	41,889	52,020
Total	$92,042	$87,302	$282,316	$279,754
% of Net sales	39.6%	41.2%	41.0%	41.5%
Three month comparison
Third quarter 2021 gross profit increased 5.4% compared to that for the same period in 2020. Gross profit as a percentage of sales:
•Was flat at 51.5% in MC.
•Decreased from 21.6% in 2020 to 16.1% in 2021 in AEC, driven by a smaller impact from changes in the estimated profitability of long-term contracts, lower fixed cost absorption, and the effect of sharing with our customer base a portion of the AMJP grant received during the quarter. We recognized $2.1 million net favorable change in the estimated profitability of long-term contracts during for the third quarter of 2021, compared to a $3.5 million net favorable impact during the same period in 2020.

Nine month comparison
Gross profit for the third quarter of 2021 was effectively flat compared to that for the same period in 2020. Gross profit as a percentage of sales:
•Decreased from 53.1% in 2020 to 52.0% in 2021 in MC, due to higher production costs, offset by improved absorption.
•Decreased from 21.2% in 2020 to 18.5% in 2021 in AEC, driven by unfavorable shift in program revenue mix.

Selling, Technical, General, and Research (STG&R)
The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Machine Clothing	$23,717	$25,386	$78,501	$76,903
Albany Engineered Composites	9,769	8,646	28,909	26,664
Corporate expenses	13,883	13,787	38,405	40,904
Total	$47,369	$47,819	$145,815	$144,471
% of Net sales	20.4%	22.6%	21.2%	21.4%

Three month comparison
The overall decrease in STG&R expenses in the third quarter of 2021, compared to the same period in 2020, was primarily due to foreign currency revaluation gains as compared to a foreign currency revaluation losses in the same quarter of last year, offset by higher travel and R&D expenses.

Nine month comparison
The overall increase in STG&R expenses in the third quarter of 2021, compared to the same period in 2020, was due to the net effect of the following:
•Revaluation of nonfunctional currency assets and liabilities in Machine Clothing resulted in a gain of $0.2 million in 2021, compared to a gain of $1.3 million in 2020.
•Former CEO termination costs of $2.7 million were recorded in Corporate expenses during the first quarter of 2020.

Index
•Higher incentive compensation in all business segments in 2021.

Restructuring Expense, net
In addition to the items discussed above affecting gross profit and STG&R expenses, operating income was minimally affected by restructuring costs during the year-to-date period ended September 30, 2021, but totaled $4.2 million for the same period in 2020.
The following table summarizes Restructuring expenses, net by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$251	$384	$193	$1,414
Albany Engineered Composites	(81)	358	(40)	2,606
Corporate expenses	17	(32)	77	169
Total	$187	$710	$230	$4,189

Machine Clothing restructuring charges in both years are mainly related to discontinued operations at its production facility in Sélestat, France, announced in 2017. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. Since 2017, we have recorded $13.9 million of restructuring charges related to this action.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Machine Clothing	$55,467	$45,699	$161,731	$149,418
Albany Engineered Composites	2,917	6,828	13,019	22,749
Corporate expenses	(13,898)	(13,754)	(38,479)	(41,073)
Total	$44,486	$38,773	$136,271	$131,094

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Interest expense, net	$3,734	$2,242	$11,521	$10,042
AMJP grant (see Note 1)	(5,832)	—	(5,832)	—
Other expense/(income), net	2,753	(2,745)	4,215	13,915
Income tax expense	12,889	9,686	36,375	37,504
Net income/(loss) attributable to the noncontrolling interest	80	1	150	(1,419)

Interest Expense, net
Interest expense, net was higher during the quarter and year-to-date ended September 30, 2021, compared to the same periods in 2020, primarily as a result of the following. During 2020, the Company successfully resolved its claim for a rebate of foreign sales tax paid in previous years, reducing interest expense for the year-to-date ended September 30, 2020 by $0.9 million. In addition, the Company completed amortizing its swap buyouts during the first quarter of 2021, eliminating interest income amortization of $0.6 million.

Other (income)/expense, net

Index
Other (income)/expense net included losses related to the revaluation of nonfunctional-currency balances of $0.8 million for the first nine months of 2021, compared to losses of $14.7 million for the first nine months of 2020, which principally resulted from an intercompany demand loan payable by a Mexican subsidiary. As a result of changes in business conditions that occurred in the first quarter of 2020, loan repayments on that intercompany loan are not expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects are recorded in Other comprehensive income.

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

Three and nine month comparison
The Company’s effective tax rates for the third quarter of 2021 and 2020 were 29.4% and 24.7%, respectively, and for the nine months ended September 30, 2021 and 2020, were 28.8% and 35.0%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The increase in the Q3 2021 income tax rate from continuing operations, excluding discrete items, was driven by an increase in losses in a foreign jurisdiction that were excluded in calculating the quarterly income tax provision. The effective tax rate for the nine months ended September 30, 2020 was significantly affected by a non-recurring tax adjustment due to non-deductible foreign exchange losses, which occurred in the first quarter of 2020.
For more information on income tax, see Note 5 to the Consolidated Financial Statements.

Index

Segment Results of Operations
Machine Clothing Segment
Machine Clothing accounted for approximately 67% of our consolidated revenues during the nine months of 2021. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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
Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net sales	$154,171	$138,747	$462,298	$428,782
Gross profit	79,437	71,471	240,427	227,734
% of Net sales	51.5%	51.5%	52.0%	53.1%
STG&R expenses	23,717	25,386	78,501	76,903
Operating income	55,467	45,699	161,731	149,418

Net Sales
Three month comparison
•Net sales increased by 11.1%.
•Changes in currency translation rates had the effect of increasing third-quarter 2021 sales by $1.7 million compared to the same period in 2020. That currency translation effect was mainly due to stronger Euro and Chinese Yuan Renminbi in the third quarter of 2021, compared to 2020.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 9.9% compared to the third quarter of 2020, principally due to growth in sales for packaging grades and engineered fabrics, partially offset by declines in other grades.

Nine month comparison
•Net sales increased by 7.8%.
•Changes in currency translation rates had the effect of increasing 2021 sales by $11.8 million compared to the same period in 2020. That currency translation effect was principally due to stronger Euro and Chinese Yuan Renminbi in the first nine months of 2021, compared to 2020.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 5.1% compared to 2020, due to growth in all major grades of product, led by engineered fabric and packaging grades.

Gross Profit
Three and nine month comparison
MC gross profit margin was flat at 51.5% in each of the third quarters in 2021 and 2020.

Index
For the nine months ended September 31, 2021, gross profit margin was lower compared to the same period in 2020, due to higher input and fixed costs, partially offset by improved absorption.

Operating Income
Three and nine month comparison
The operating income improvement in the third quarter of 2021, compared to the same period in 2020, was primarily due to higher gross profit and lower STG&R expenses.
The increase in operating income in nine months ended September 30, 2021 was driven by higher gross profit, offset by higher STG&R expenses, compared to the same period in 2020.

Albany Engineered Composites Segment
The Albany Engineered Composites (AEC) segment, including Albany Safran Composites, LLC (ASC), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers, primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft family of jets. Other significant AEC programs include components for the F-35, components for the CH-53K helicopter, fuselage frames for the Boeing 787, and the fan case for the GE9X engine.
Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net sales	$78,271	$73,252	$227,024	$244,971
Gross profit	12,605	15,831	41,889	52,020
% of Net sales	16.1%	21.6%	18.5%	21.2%
STG&R expenses	9,769	8,646	28,909	26,664
Operating income	2,917	6,828	13,019	22,749

Net Sales
Three and nine month comparison
Third quarter 2021 net sales increased compared to third quarter 2020, mainly due to growth on LEAP and CH-53K programs, partially offset by a decline in sales for the Boeing 787 and F-35 platforms.
Net sales for the nine months ended September 30, 2021 decreased compared to those in the same period in 2020, primarily due to declines in sales for the Boeing 787 program, partially offset by growth on the CH-53K programs.

Gross Profit
Three and nine month comparison
The decrease in gross profit for the third quarter in 2021 compared to the same period in 2020 was driven by a smaller impact from changes in the estimated profitability of long-term contracts, lower fixed cost absorption, and the effect of sharing with our customer base a portion of the AMJP grant received during the quarter.
For the year-to-date ended September 30, 2021, gross profit was lower compared to that for the same period in 2020, driven by unfavorable shift in program revenue mix.

Long-term contracts

Index
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 34 percent of segment revenue for year-to-date ended September 30, 2021 and 29 percent for the same period of 2020. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft.
In addition, AEC has long-term contracts in which the selling price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contracts and recognize a pro-rata share of that profit during the course of the contracts using a cost-to-cost approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow.

Operating Income
Three and nine month comparison
Operating income was lower for the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to lower gross profit and higher STG&R expenses.
Liquidity and Capital Resources
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2021	2020
Net income	$89,992	$69,633
Depreciation and amortization	55,347	54,306
Changes in working capital (a)	(9,959)	(65,460)
Changes in other noncurrent liabilities and deferred taxes	1,440	12,021
Other operating items	11,679	13,193
Net cash provided by/(used in) operating activities	148,499	83,693
Net cash (used in)/ provided by investing activities	(32,148)	(31,475)
Net cash (used in)/provided by financing activities	(69,339)	(31,703)
Effect of exchange rate changes on cash and cash equivalents	(2,111)	(751)
Increase/(decrease) in cash and cash equivalents	44,901	19,764
Cash and cash equivalents at beginning of year	241,316	195,540
Cash and cash equivalents at end of period	$286,217	$215,304
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Operating activities
Cash flow provided by operating activities was $148.5 million in the first nine months of 2021, compared to $83.7 million in the first nine months of 2020. This improvement was due to improved working capital cash flows in AEC, primarily due to higher income from the LEAP program, and an increase in consolidated net income.
Cash paid for income taxes was $27.8 million and $21.9 million for the first nine months of 2021 and 2020, respectively. The increase is primarily due to an increase in corporate income tax payments in Brazil, China and Switzerland related to prior year tax liabilities, partially offset by a decrease in corporate income tax payments in the United States due to an increase in prior year state overpayments.
At September 30, 2021, we had $286.2 million of cash and cash equivalents, of which $223.1 million was held by subsidiaries outside of the United States.

Index
Investing and Financing Activities
Capital expenditures for the first nine months were $32.1 million in 2021 and $31.5 million in 2020.
Net cash outflows from financing activities for the year-to-date ended September 30, 2021 were higher than those for the same period in 2020, primarily due to increased net principal payments on debt.
Dividends have been declared each quarter since the fourth quarter of 2001. Decisions with respect to whether a dividend will be paid, and the amount of the dividend, are made by the Board of Directors each quarter. Future cash dividends will also depend on debt covenants and on the Board’s assessment of our ability to generate sufficient cash flows.

Capital Resources
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend to be insignificant. The majority of our cash balance at September 30, 2021 was held by non-U.S. subsidiaries. Based on cash on hand and credit facilities, we anticipate that the Company has sufficient capital resources to operate for the foreseeable future. We were in compliance with all debt covenants as of September 30, 2021.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $350 million of borrowings were outstanding as of September 30, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 16, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2021, we would have been able to borrow an additional $350 million under the Agreement.
For more information, see Note 13 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of September 30, 2021, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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
Presenting Net sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular quarter of specific restructuring costs, former CEO termination costs, acquisition/integrations costs, currency revaluation, government grants, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to quarters in which such items had a greater or lesser effect, or no effect. Restructuring expenses, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured.

Index
Net sales, or percent changes in Net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization expense. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, former CEO termination costs, and inventory write-offs associated with discontinued businesses; adding charges and credits related to pension plan settlements and curtailments; adding (or subtracting) revaluation losses (or gains); subtracting income (net of associated costs) recognized related to government grants; subtracting (or adding) gains (or losses) from the sale of buildings or investments; adding acquisition/integration costs and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted earnings per share (Adjusted EPS) is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; former CEO severance costs; inventory write-offs associated with discontinued businesses; charges and credits related to pension settlements and curtailments; foreign currency revaluation losses (or gains); and acquisition-related expenses.
EBITDA, Adjusted EBITDA, and Adjusted earnings per share as defined by the Company may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$55,467	$2,917	$(13,898)	$44,486
Interest, taxes, other income/(expense)	—	—	(13,544)	(13,544)
Net income/(loss) (GAAP)	55,467	2,917	(27,442)	30,942
Interest expense, net	—	—	3,734	3,734
Income tax expense	—	—	12,889	12,889
Depreciation and amortization expense	5,014	12,265	935	18,214
EBITDA (non-GAAP)	60,481	15,182	(9,884)	65,779
Restructuring expenses, net	251	(81)	17	187
Foreign currency revaluation (gains)/losses	(1,571)	31	472	(1,068)
AMJP grant	—	963	(5,832)	(4,869)
Acquisition/integration costs	—	297	—	297
Pre-tax (income) attributable to noncontrolling interest	—	(95)	—	(95)
Adjusted EBITDA (non-GAAP)	$59,161	$16,297	$(15,227)	$60,231

Index

Three months ended September 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$45,699	$6,828	$(13,754)	$38,773
Interest, taxes, other income/(expense)	—	—	(9,183)	(9,183)
Net income/(loss) (GAAP)	45,699	6,828	(22,937)	29,590
Interest expense, net	—	—	2,242	2,242
Income tax expense	—	—	9,686	9,686
Depreciation and amortization expense	5,074	12,236	972	18,282
EBITDA (non-GAAP)	50,773	19,064	(10,037)	59,800
Restructuring expenses, net	384	358	(32)	710
Foreign currency revaluation (gains)/losses	1,422	(226)	(144)	1,052
Acquisition/integration costs	—	291	—	291
Pre-tax (income) attributable to noncontrolling interest	—	(22)	—	(22)
Adjusted EBITDA (non-GAAP)	$52,579	$19,465	$(10,213)	$61,831

Nine months ended September 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$161,731	$13,019	$(38,479)	$136,271
Interest, taxes, other income/(expense)	—	—	(46,279)	(46,279)
Net income/(loss) (GAAP)	161,731	13,019	(84,758)	89,992
Interest expense, net	—	—	11,521	11,521
Income tax expense	—	—	36,375	36,375
Depreciation and amortization expense	15,272	37,326	2,749	55,347
EBITDA (non-GAAP)	177,003	50,345	(34,113)	193,235
Restructuring expenses, net	193	(40)	77	230
Foreign currency revaluation (gains)/losses	(156)	363	813	1,020
AMJP grant		963	(5,832)	(4,869)
Acquisition/integration costs	—	911	—	911
Pre-tax (income) attributable to noncontrolling interest	—	(206)	—	(206)
Adjusted EBITDA (non-GAAP)	$177,040	$52,336	$(39,055)	$190,321

Index

Nine months ended September 30, 2020
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$149,418	$22,749	$(41,073)	$131,094
Interest, taxes, other income/(expense)	—	—	(61,461)	(61,461)
Net income/(loss) (GAAP)	149,418	22,749	(102,534)	69,633
Interest expense, net	—	—	10,042	10,042
Income tax expense	—	—	37,504	37,504
Depreciation and amortization expense	15,142	36,192	2,972	54,306
EBITDA (non-GAAP)	164,560	58,941	(52,016)	171,485
Restructuring expenses, net	1,414	2,606	169	4,189
Foreign currency revaluation (gains)/losses	(1,265)	501	14,705	13,941
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	867	—	867
Pre-tax loss attributable to noncontrolling interest	—	1,412	—	1,412
Adjusted EBITDA (non-GAAP)	$164,709	$64,327	$(34,400)	$194,636

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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$187	$55	$132	$0.00
Foreign currency revaluation (gains)/losses	(1,068)	(314)	(754)	(0.02)
AMJP grant	(4,869)	(1,446)	(3,423)	(0.11)
Acquisition/integration costs	297	89	208	0.01

Three months ended September 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$710	$232	$478	$0.01
Foreign currency revaluation (gains)/losses	1,052	526	526	0.02
Acquisition/integration costs	291	87	204	0.01

Index

Nine months ended September 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$230	$67	$163	$0.00
Foreign currency revaluation (gains)/losses	1,020	332	688	0.02
AMJP grant	(4,869)	(1,446)	(3,423)	(0.11)
Acquisition/integration costs	911	273	638	0.03

Nine months ended September 30, 2020 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$4,189	$1,377	$2,812	$0.08
Foreign currency revaluation (gains)/losses (a)	13,941	(483)	14,424	0.46
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	867	259	608	0.03

(a)In Q1 2020, the Company incurred losses of approximately $17 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

The following table provides a reconciliation of Earnings per share to Adjusted Earnings per share:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2021	2020	2021	2020
Earnings per share (GAAP)	$0.95	$0.92	$2.78	$2.20
Adjustments, after tax:
Restructuring expenses, net	—	0.01	—	0.08
Foreign currency revaluation (gains)/losses	(0.02)	0.02	0.02	0.46
AMJP grant	(0.11)	—	(0.11)	—
Former CEO termination costs	—	—	—	0.06
Acquisition/integration costs	0.01	0.01	0.03	0.03
Adjusted Earnings per share (non-GAAP)	$0.83	$0.96	$2.72	$2.83

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
The following table contains the calculation of net debt:

(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Current maturities of long-term debt	$—	$—	$2	$9
Long-term debt	350,000	350,000	384,000	398,000
Total debt	350,000	350,000	384,002	398,009
Cash and cash equivalents	286,217	253,330	237,871	241,316
Net debt (non GAAP)	$63,783	$96,670	$146,131	$156,693

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For discussion of our exposure to market risk, refer to “Quantitative and Qualitative Disclosures about Market Risk”, which is included as an exhibit to this Form 10-Q.
Item 4. Controls and Procedures
a) Disclosure controls and procedures.

Index
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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Refer to the information set forth above under Note 15 in Item 1, “Notes to Consolidated Financial Statements.”
Item 1A. Risk Factors
For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the following update, there have been no material changes in risks since December 31, 2020.

Prior to August 5, 2021, Standish Family Holdings, LLC, J.S. Standish Company, Christine L. Standish, John C. Standish and J. Spencer Standish Discretionary Trust for Christine L. Standish U/A/D 6/21/83 (the “Standish Trust” and collectively, the “Standish Family”) held in the aggregate shares of the Company’s common stock entitling them to cast approximately 34.5 percent of the combined votes entitled to be cast by all stockholders of the Company. As of August 10, 2021, all shares of the Company’s Class B common stock held by the Standish Family had been converted into an equal number of shares of the Company’s Class A common stock (the “Conversion”), and the Standish Family then sold 1,566,644 shares of our Class A Common Stock through a secondary offering. The Standish Family now holds only 58,179 shares of our Class A Common Stock, representing less than 1% of the combined votes entitled to be cast by all stockholders of the Company, effectively eliminating the risk outlined in our Annual Report on Form 10-K for the year ended December 31, 2020.

As of October 15, 2021, we had 32,379,723 shares of Class A Common stock outstanding and 1,154 shares of Class B Common stock outstanding, each of which is convertible at any time into an equal number of Class A Common stock. In addition, Class A Common Stock is issuable on exercise of upon exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the third quarter of 2021.

In October 2021, our Board of Directors authorized a $200 million stock repurchase program. This authorization supersedes any prior authorization. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the company’s discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. No share purchases have yet been made pursuant to such authorization.

Index

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2021.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: October 26, 2021	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)