Form 10-K
period 2021-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2022-02-25
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $2.7 billion.

The registrant had 31,860 thousand shares of Class A Common Stock and less than 1 thousand shares of Class B Common Stock outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2022.	III

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

•Across the entire Company, increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures;
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
Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment Overview and Trends” as well as in Item 1A - “Risk Factors.” Although we believe the expectations reflected in our other forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.
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

The Machine Clothing (“MC”) segment supplies consumable permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, pulp, nonwovens, fiber cement and several other industrial applications. Within the pulp and paper industry these belts are referred to as “machine clothing” or “paper machine clothing.” In other industries we serve the products we produce are generally referred to as “processing belts.”
We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and a meaningful effect on the energy and resource efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and drying fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet through the forming section. Pressing fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the drying section, drying fabrics manage air movement and hold the sheet against heated cylinders to enhance drying to a final moisture content between 4% to 9%, depending on the grade.
Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.
The MC segment also supplies engineered processing belts used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and textile industries.
The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and drying fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated Net sales during one or more of the last three years. No individual customer accounted for as much as 10 percent of MC segment Net sales in any of the periods presented. A majority of MC segment Net sales in the year ended December 31, 2021 were for use in the production of the growing grades of tissue, containerboard, other paper categories, and other engineered fabrics, while less than 20% of MC segment Net sales were for the production of the declining newsprint and printing and writing papers categories.

The Albany Engineered Composites (“AEC”) segment, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest, AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 12 percent of the Company’s consolidated Net sales in 2021. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K, and JASSM programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2021, approximately 47% of the AEC segment’s sales were related to U.S. government contracts or programs.
See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.
Following is a table of Net sales by segment for 2021, 2020, and 2019.

Index

(in thousands)	2021	2020	2019
Machine Clothing	$619,015	$572,955	$601,254
Albany Engineered Composites	310,225	327,655	452,878
Consolidated total	$929,240	$900,610	$1,054,132
The table setting forth certain sales, operating income, and balance sheet data that appears in Note 3, is included in “Reportable Segments and Geographic Data,” of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
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
Our global presence subjects us to certain risks, including tariffs and other restrictions on trade, and controls on foreign exchange and the repatriation of funds. While the direct impact of recent developments in global trade and tariff policy has not been significant, there is risk that the impact of such developments on companies in our supply chain will be reflected in higher costs from affected suppliers. We have a cash repatriation strategy that targets a certain amount of foreign current year earnings that are not indefinitely reinvested. Changes in the trade or regulatory compliance in any country that we have significant cash balances could make it difficult to repatriate foreign earnings cost-effectively in the future.
Research and Development and Technology
We invest in research, new product development, and technical analysis with the objective of maintaining our technological leadership in each business segment. While much of our research activity supports existing products, we also engage in significant research and development activities for new technology platforms, products and product enhancements.
MC segment products are custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Product design is also a function of the machine section, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each machine, position, and application. As a result, many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which they operate. Our market leadership position reflects our commitment to technological innovation. This innovation has resulted in new MC products and/or enhancements across all of our product lines.
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
Company-funded research expenses totaled $29.6 million in 2021, $25.8 million in 2020, and $26.9 million in 2019. In 2021, these costs were 3.2 percent of total Company Net sales, including $12.9 million, or 4.2 percent of Net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $5.2 million in 2021, $5.1 million in 2020, and $6.8 million in 2019.

Index

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
Raw Materials
Primary raw materials for our MC products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of machine clothing, at our facility in Homer, New York, which supplies approximately 25 percent of our worldwide monofilament requirements. In the AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements that may preclude or delay their availability. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate price and availability risks. Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.
Competition
In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30 percent in 2021, while the two largest competitors each had a market share of approximately half of ours.

Price and technology are the primary means of competitive differentiation in the industry. Albany’s Machine Clothing product portfolio is broad and deep, with products for every part of the machine and a wide range of machine types and paper grades. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve - work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new products that offer each customer the possibility of even better performance and increased savings. Our paper machine clothing solutions enable our customers to reduce energy consumption, improve resource efficiency, and help maintain and improve water quality. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell – are reflected in the Company’s strong competitive position in the marketplace. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and often bundle clothing with original or rebuilt machines and/or aftermarket services.
The primary competitive factors in the markets in which our Albany Engineered Composites segment competes are product performance, delivery performance, quality, and price. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, which helps reduce the carbon footprint of global aviation, and is a critical performance requirement in the aerospace industry. Our broad array of capabilities in composites enables us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature resistant composites. The dominant competitive factor is the relative importance the customer places on these performance benefits, which include fuel savings/ emissions reductions due to lower weight, against the possible cost advantage of more traditional metal and composite components.

Index

Human Capital Resources

Albany International recognizes that its long, successful history and future opportunities are directly linked to dedicated, engaged and diverse employees that serve the Company in all business operations. Albany currently employs approximately 4,100 people, with significant operations in North America, South America, Europe and Asia. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. A number of hourly employees outside of the United States are members of various unions. In general, we consider our relations with employees to be excellent. Employees participate in regular training programs appropriate for their responsibility and extensive optional training programs have been developed for those who seek professional and personal growth opportunities. All employees are required to participate in safety training on a regular basis. We have systematically and continuously reduced our Total Recordable Incident Rate (TRIR) by approximately 78% since 2010 to 0.68 in 2021, during which time we had no fatalities.
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

Our Diversity, Equity and Inclusion (DE&I) Council develops a holistic and actionable DE&I strategy that seeks diversity, nurtures inclusion, amplifies innovation and empowers champions. Our hiring strategy recruits candidates from a broad range of hiring sources that target people with diverse backgrounds and skills to fill open positions within the Company. Approximately 25% of our global workforce were women in 2021. Our Empowering Women Leaders Network aims to continue increasing representation of women at all levels to contribute to the Company’s business success through relationships, and partnerships.
Executive Officers of the Registrant
The following table sets forth certain information with respect to the executive officers of the Company as of February 25, 2022:
A. William Higgins, 63, President and Chief Executive Officer, joined the Company in 2020. He has served the Company as President and Chief Executive Officer since January 2020. He has been a director of the Company since 2016 and served as Chairman of the Board from February 2019 until January 2020. From 2005 to 2012 he served CIRCOR International, Inc. in a variety of senior organizational positions, including Chief Executive Officer and Chairman. Prior to joining CIRCOR, he held a variety of senior management positions with Honeywell International and AlliedSignal.
Stephen M. Nolan, 52, Chief Financial Officer and Treasurer, joined the Company in 2019. He has served the Company as Chief Financial Officer and Treasurer since April 2019. Prior to joining the Company, he served as Chief Financial Officer of Esterline and previously held the same role at Vista Outdoor, Inc. He previously worked in a number of strategic and operational management roles at ATK, including Senior Vice President for Strategy and Business Development and several business unit leadership positions. Earlier in his career, Mr. Nolan served in corporate development and strategy roles at Raytheon Company and as a strategy consultant at McKinsey & Company.
Daniel A. Halftermeyer, 60, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.
Greg Harwell, 58, President – Albany Engineered Composites, joined the Company in 2019. He has served the Company as President - Albany Engineered Composites since November 2019. Prior to joining the company, he served as President of Aerostructures for Precision Castparts (PCC) managing all aspects of the organization for the Aerostructures division. He also served as Vice President and General Manager in charge of Global Operations Strategy at Alcoa Fastening Systems and Rings, and before November 2014 was responsible for multiple operations

Index

within Alcoa Fastening Systems. From June 2019 until he joined Albany International, Mr. Harwell was a consultant to Arlington Capital Partners, providing M&A advisory services.
Alice McCarvill, 57, Executive Vice President- Human Resources and Chief Human Resources Officer, joined the Company in 2018. She has served the Company as Executive Vice President- Human Resources and Chief Human Resources Officer since February 2019. She joined the Company in March 2018 as Executive Vice President- Human Resources. Prior to 2018 she was Group VP Human Resources for Arconic Engineered Products and Solutions.
Joseph M. Gaug, 58, Vice President- General Counsel and Secretary, joined the Company in 2004. He has served the Company as Vice President- Secretary and General Counsel since May 2020. He previously served as Associate General Counsel from 2004 and as Associate General Counsel and Assistant Secretary from 2006 to May 2020. Prior to 2004 he was a principal at McNamee, Lochner, Titus & Williams, PC.
Robert A. Hansen, 64, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

Elisabeth Indriani, 46, Vice President – Controller, joined the Company in 2021. Prior to joining the Company, she was the Global Controller at Century Aluminum Company, where she oversaw accounting and financial reporting, led global policy and process transformation initiatives, and was a business partner in financial planning and analysis, M&A due diligence, investor relations, treasury, financing and tax structuring transactions. Earlier in her career, Ms. Indriani served as an Audit Senior Manager with Deloitte and Touche LLP – as a member of the Industry Professional Practice Director group, she authored Deloitte interpretive accounting guides and was a frequent speaker at Deloitte accounting and advisory events, in addition to advising clients on the application of accounting standards on complex transactions.

Governance
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
We embrace uncompromising honesty and behave ethically and fairly. We are committed to following the laws, regulations, standards, and ethical practices everywhere we do business. Ethics and compliance play an integral part in our decision making and business operations. Our Corporate Governance Guidelines, Business Ethics Policy, and Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller, and the charters of the Audit, Compensation, and Governance Committees of the Board of Directors are available at the Corporate Governance section of our website (www.albint.com).
Data security is a top priority at the Company. To protect our Company and customer data, we employ industry best practices and adhere to the CIS 20 and NIST SP 800-171 cyber security frameworks. Our Data Security strategy is overseen by the Audit Committee of our Board of Directors, regularly reviewed at the executive level, directed by our Chief Information Officer, and managed by our Enterprise Cyber Security (ECS) team. Information on our approach to data security is available in the Sustainability section of our website (www.albint.com).
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

Risks related to our business and operations

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit COVID-19's spread has had, and are expected to continue to have, certain negative effects on the markets we serve. These effects include deteriorating general economic conditions in many regions of the world, increased unemployment, decreases in disposable income, decline in consumer confidence, and changes in consumer spending habits. In the U.S. and in several other countries these effects appear to be on the wane. Nevertheless, the evolution of the pandemic, governments’ responses to the pandemic, and individuals’ behavior in response to the pandemic and its effects, in aggregate, continue to impact business conditions in varied and unpredictable ways. Certain adverse impacts specific to the Company include, without limitation:

• During 2021, some employees in various plants contracted the COVID-19 virus, which led to workforce absences of employees that contracted the virus and others that may have been exposed. Highly contagious diseases such as COVID-19 create the risk that we may need to shut down one of our facilities for an extended period of time, which could increase our costs and affect our ability to meet commitments to customers. During the fourth quarter of 2021, the US facilities in our Albany Engineered Composites segment have implemented policies in full compliance with the US Federal Contractor vaccine mandate, requiring full vaccination for all employees except a small number with approved medical or religious exemptions. Although we have thus far had no significant operating disruptions due to the pandemic, like all companies, the apparent increased contagiousness of the Omicron variant poses risk to the availability of our workforce.

• Behavioral changes that have occurred during the pandemic have impacted demand for various products that are made with MC fabrics. The above effects could have an adverse impact on demand for publication paper grades, and perhaps other grades of paper, including without limitation packaging paper grades, as well as on demand for non-woven fabrics and fiber cement products used in the construction industry; such impacts would in turn adversely impact demand for the MC products used to manufacture such paper grades or building products. A decline in revenues would lead to lower gross profit on those products and the possibility of unabsorbed fixed manufacturing costs.

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

• Disruptions in supply chains have placed constraints on our ability to source key raw materials and services which could impact our ability to deliver products to customers as scheduled. Additionally, manufacturing or delivery costs could increase.

• While we do not anticipate material impairments on our assets as a result of COVID-19, changes in our expectations for net sales, earnings potential and cash flows associated with our intangible assets and goodwill that fall below our current projections could result in such assets being impaired.

Index

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
The market for paper machine clothing in recent years has been characterized by continuous pressure to provide more favorable commercial terms, which has continued to place pressure on our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The emergence of Chinese competitors exacerbates this risk.

Similar pressures exist in the markets in which AEC competes. During 2019, Net sales under the LEAP contract exceeded $210 million. Due to the grounding of the Boeing 737 MAX, the destocking of the supply chain and the impact of the pandemic on air travel, Net sales generated by the LEAP contract were approximately $100 milllion in each of 2020 and 2021.
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
In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. Until AEC is able to consistently generate cash flows sufficient to fund its existing operations and any future investment to support its growth, it will remain dependent on the MC segment’s ability to generate cash. A significant decline in MC sales, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.
The U.S. Government’s Department of Defense (“DoD”) Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors
Under the applicable federal regulations for DoD contractors, AEC is required to comply with the agencies current cybersecurity regulations. In addition to these current regulations, AEC will be required to comply with the new CMMC program requirements on future contracts as they are flowed down from our DoD prime customers in the coming years. Given the current and planned future portfolio of U.S. Government-related business, AEC expects to be

Index

required to comply fully with the highest levels of the planned CMMC framework and will potentially be subject to third-party, or U.S. Government, audit to certify our compliance. The CMMC compliance requirements are complex and the costs are significant. To the extent that AEC is unable to comply with the CMMC or other related cybersecurity requirements, AEC may be unable to maintain or grow its business on programs with the DoD and its prime customers.
AEC is subject to significant risks related to the potential manufacture and sale of defective or non-conforming products
AEC manufactures and sells products that are incorporated into commercial and military aircraft. If AEC were to supply products with manufacturing defects, or products that failed to conform to contractual requirements, we could be required to recall and/or replace them, and could also be subject to substantial contractual damages or warranty claims from our customers. AEC could also be subject to product liability claims if such failures were to cause death, injury or losses to third parties, or damage claims resulting from the grounding of aircraft into which such defective or non-conforming products had been incorporated. We are required to meet, and maintain continuous independent certification, to certain international industry standards including AS/EN9100 quality management system standards and Nadcap Special Processes certifications that are designed to assure rigorous quality standards are maintained throughout the aerospace industry supply chain. Additionally, we maintain product liability insurance and other insurance at levels we believe to be prudent and consistent with industry practice to help mitigate these risks, these coverages may not be sufficient to fully cover AEC’s exposure for such risks, which could have a material adverse effect on AEC’s results of operations and cash flows.
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
The Company continues to experience increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures
The Company is a significant user of raw materials that are based on petroleum or petroleum derivatives. Increases in the prices of petroleum or petroleum derivatives, particularly in regions that are experiencing higher levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, and cost-reduction programs.
There is a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of machine clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the MC and AEC segments. The

Index

risks associated with limited suppliers increased as a result of the COVID-19 pandemic, which has put pressure on the supply chain in general, and transportation companies that deliver raw materials to us and our products to customers, in particular. While we have been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers under contracts they have with Safran to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality issues relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity. Such could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. These disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.
The Company also relies on the labor market in many regions of the world to meet our operational requirements, advance our technology and differentiate products. Low rates of unemployment in key geographic areas in which the Company operates can lead to high rates of turnover and loss of critical talent, which could in turn lead to higher labor costs.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace
We believe our brand names and our reputation are important corporate assets that help distinguish our products and services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our reputation is susceptible to material damage by events such as disputes with customers or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the way we conduct our business. Similarly, our reputation could be damaged by actions or statements by current or former customers, suppliers, employees, competitors, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers.
Our brand and reputation are also associated with our public commitments to various corporate environmental, social and governance (“ESG”) initiatives, including our goals for sustainability and inclusion and diversity. Our failure to achieve our commitments could harm our reputation and adversely affect our relationships with customers and suppliers or our talent recruitment and retention efforts. In addition, positions we take or do not take on social issues may be unpopular with some of our employees or with our customers or potential customers, which may in the future impact our ability to attract or retain employees or customers. We also may choose not to conduct business with potential customers or suppliers or discontinue or not expand business with existing customers due to these positions.
There is a risk that negative or inaccurate information about the Company, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing customers reluctant to select us for new opportunities or could negatively impact our relationships with existing customers and suppliers, resulting in a loss of business, and could adversely affect our talent recruitment and retention efforts. Damage to our reputation could also reduce investor confidence in us, materially adversely affecting our share price.
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
Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations

Index

In the recent past, we engaged in significant restructuring that included the closing of manufacturing operations. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we plan each step of the process carefully, and work to reassure customers who could be affected that their requirements will continue to be met, we could lose customers and associated revenues if we fail to execute properly.
Natural disasters at one or more of our facilities could make it difficult for us to meet our supply obligations to our customers
AEC’s production of LEAP engine components is currently located in three facilities. A natural disaster at any of these locations could have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components. Production of almost all of AEC’s other legacy and growth programs – including components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles – is located primarily in facilities in Salt Lake City, Utah or Boerne, Texas.
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
The Company’s insurance coverage may be inadequate to cover other significant risk exposures
See "The Company is subject to legal proceedings and legal compliance risks, and has been named as defendant in a large number of suits relating to the actual or alleged exposure to asbestos-containing products." In addition to asbestos-related claims, the Company may be exposed to other liabilities related to the products and services we provide. AEC is engaged in designing, developing, and manufacturing components for commercial jet aircraft and defense and technology systems and products. We expect this portion of the business to grow in future periods. Although we maintain insurance for the risks associated with this business, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to us in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations.
The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties
We currently have manufacturing facilities outside the U.S. In 2021, 46% percent of consolidated Net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our

Index

intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.
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
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses

We have a history of making acquisitions and we expect to opportunistically seek to make acquisitions in the future. We are subject to numerous risks as a result of our acquisition strategy, including, but not limited to, the following:

•We may invest time and capital pursuing acquisitions that do not materialize
•We may incur costs and expenses associated with any unidentified or potential liabilities of the acquired companies
•We may not achieve anticipated revenue and cost benefits from the acquisitions
•We may encounter unforeseen difficulties in integrating the acquired operations into our existing operations

Our past or future acquisitions might not ultimately improve our competitive position and business.

We also periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Risks related to our contracts
AEC is subject to significant financial risk related to potential quality escapes that could cause customer recalls, or production shortfalls that could cause delays in customer deliveries

AEC manufactures critical aerospace parts and must meet increasingly demanding quality, delivery, and cost targets across a broad spectrum of programs and facilities. AEC’s ability to realize its full financial objectives will depend on how effectively it meets these challenges. Failure to accomplish these customer quality, delivery, and cost targets on any key program could result in material losses to the Company and have a material adverse impact on the amount and timing of anticipated AEC revenues, segment operating income, and cash flows, which could in turn have a material adverse impact on our consolidated financial results.
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

Index

these contracts, the termination of such contracts or orders, or the occurrence of similar events over which AEC has no or limited control.

Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the size and long-term nature of many of AEC contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (which may include estimates of variable consideration, including award fees and penalties), including, but not limited to, labor productivity and availability, complexity and scope of the work to be performed, availability and cost of materials, length of time to complete the performance obligation, availability and timing of funding from our customers, as well as overhead cost rates. Because of the significance of management’s judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.
Sales of components for a number of programs that are currently considered to be important to the future revenue-growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or short-term supply agreements with terms of one to four years. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. As a result, while AEC reasonably expects to continue as a supplier on these programs as long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier that this sole supplier status will continue even if it continues as a supplier. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future revenues and segment operating income.
AEC derives a significant portion of its revenue from contracts with the U.S. Government's Department of Defense, which are subject to unique risks
The funding of DoD programs is subject to congressional appropriations. Many of the DoD programs in which we participate may last several years, but they are normally funded annually. Changes in military strategy and priorities may affect future opportunities and/or existing programs. Long-term DoD contracts and related orders are subject to cancellation, delay or restructure, if appropriations for subsequent performance periods are not made. The termination or reduction of funding for existing or new DoD programs could result in a material adverse effect on our earnings, cash flow and financial position.
Additionally, our business funded by the U.S. Government is subject to extensive federal and DoD agency acquisition regulations. As a result, specific business systems and processes, as well as our proposed contract costs, are subject to audits by U.S. Government agencies. U.S. Government representatives may audit our compliance with these required federal regulations, and such audits could result in adjustments to allowable contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. Certain business systems or processes found to be non-compliant to federal and agency regulations could result in a suspension of work until such compliance issues are corrected. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. Realization of any of these risks could result in a material adverse effect on our earnings, cash flow and financial position.

See also “The U.S. Government’s Department of Defense Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors”

The loss of one or more major customers could have a material adverse effect on sales and profitability

Index

One customer (Safran) accounted for approximately 36 percent of Net sales in the AEC segment in 2021, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on AEC’s Net sales and profitability. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft. The grounding of the Boeing 737 MAX led to lower deliveries of parts, resulting in lower revenues during 2020 and 2021. While the grounding has now been lifted, the Boeing 737 MAX orders and deliveries have yet to return to pre-grounding levels, which could result in longer than expected return to such levels in the future and in lower LEAP revenues for a longer period.
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
Our top ten customers in the MC segment accounted for a significant portion of our Net sales in 2021. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on MC's net sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.
Risks related to information technology and cybersecurity

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our employees, customers and suppliers. The failure to prevent attacks on our operational systems or infrastructure could result in disruptions to our businesses, loss or disclosure of regulated data, or the loss or disclosure of confidential and proprietary intellectual property or other assets
As the breadth and complexity of this infrastructure continues to grow, including as a result of the increasing reliance on, and use of, mobile technologies and cloud-based services, and as more of our employees are working remotely during the coronavirus pandemic, the risk of security incidents and cyberattacks has increased. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

Our information technology systems, processes and sites may suffer interruptions or failures which may affect our ability to conduct our business
Our information technology systems may be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages and security breaches (including destructive malware such as ransomware) resulting in unauthorized access or cyber-attacks. If our business continuity plans, incident response capabilities, and security controls do not function effectively, we may experience partial or complete interruptions in our operations, which may adversely impact our business, financial condition, results of operations and cash flows.

We face legal, reputational and financial risks from any failure to protect customer and/or Company data from security incidents or cyberattacks

Index

Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our customers and suppliers, and unauthorized disclosure of sensitive or confidential information, potentially including personal data and proprietary business information. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential Company, employee, customer or supplier data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our customer’s business, cause us to lose customers and result in significant financial exposure and legal liability.
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. We are subject to U.S. federal procurement regulations such as the DFARS clause 252.204-7012, based on the NIST 800-171 framework whose goal is protecting controlled unclassified information in nonfederal systems and organizations. In 2021 we began efforts to comply with the U.S. Department of Defense Cybersecurity Maturity Model Certification (CMMC) which will impact us in the coming years as it is incorporated into DFARS 252.204-7012 clauses in our contracts for government programs.
These laws and regulations continue to evolve, are increasing in complexity and number and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Various privacy laws impose compliance obligations regarding the handling of personal data, including the cross-border transfer of data, and significant financial penalties for noncompliance. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to Company, employee, customer or supplier data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security incidents, cyberattacks and other related incidents.
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
Changes in exchange rates can result in revaluation gains and losses that are reflected in our Consolidated Statements of Income. Revaluation gains and losses occur when our business units hold financial assets or liabilities denominated in a currency other than their functional currency. Operating results can also be affected by the translation of sales and costs from each non-U.S. subsidiary’s functional currency to the U.S. dollar.

An increase in the value of foreign currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operating expenses which are denominated and payable in those currencies.

Changes in currency exchange rates could adversely affect the Company’s business, financial condition or results of operations.
We have a substantial amount of indebtedness. At December 31, 2021, the Company had outstanding long-term debt of $350 million

Index

At December 31, 2021, our leverage ratio (as defined in our primary borrowing agreement) was 1.04, and we had borrowed $350 million under our $700 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.

We use interest rate swaps to manage the interest cost associated with our borrowings. Borrowings under the revolving credit facility and the interest rate swaps are currently based on LIBOR, which is expected to be phased out and replaced starting in 2022. Future changes in the interest rate benchmark could affect the Company’s cost of borrowing and its cash flows, or the effectiveness of the hedges, which could have an effect on net income.
As of December 31, 2021, we had approximately $350 million of additional borrowing capacity under our $700 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

Significant changes in critical estimates and assumptions related to pension and other postretirement benefit (“OPEB”) costs and liabilities could affect our earnings and pension contributions in future periods

The determination of our pension and other postretirement benefit plans’ expense or income involves significant judgments, specifically related to our discount rate, long-term return on assets, and other actuarial assumptions. We establish our discount rate assumption annually and review whether to change our long-term return on assets assumption annually. These estimates and actuarial assumptions could change significantly as a result to changes in economic, legislative, and/or demographic profiles. Such changes could result in unfavorable changes to our pension and OPEB expense and funded status, and our cash contributions thereof, which could have a negative impact on our results of operations. Further, the difference between actual investment returns and our long-term return on asset assumptions would result in a change to our pension and OPEB expense, funded status, as well as our required contributions to the plans. We manage our plan assets in accordance with our investment management objectives, and they are subject to market volatility and other conditions. Differences may also arise due to changes in regulatory, accounting and other requirements applicable to pension.
The Company is exposed to the risk of increased expense in health-care related costs
We are largely self-insured for some employee and business risks, including health care programs in the United States. Losses under all of these programs are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. The Company also maintains stop-loss insurance policies to protect against catastrophic claims above certain limits. If actual results significantly differ from estimates, our financial condition, results of operations, and cash flows could be materially impacted by losses under these programs, as well as higher stop-loss premiums in future periods.

Unanticipated changes in tax laws or exposure to additional tax liabilities could affect our future profitability

We are subject to income taxes in both the United States and various non-U.S. jurisdictions. Unanticipated changes in foreign and domestic tax laws, regulations, or policies, or their interpretation and application by regulatory bodies, or exposure to additional tax liabilities could affect our future profitability and cash flows. Our domestic and

Index

international tax liabilities are dependent upon the distribution of income among these jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, as well as changes in the overall profitability of the Company, tax legislation, and generally accepted accounting principles.

As of December 31, 2021, we have approximately $69.1 million net operating loss (“NOL”) carryforward in various taxing jurisdictions. Our ability to utilize the NOL carryforward could be adversely impacted by several factors, including but not limited to significant changes to tax legislation and lower than expected future earnings of the Company.

We are subject to tax audits by various tax authorities in many jurisdictions. The open tax years in these jurisdictions range from 2012 to 2021. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results.
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
The Company is subject to legal proceedings and legal compliance risks
We are subject to a variety of legal proceedings. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business
We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, ESG initiatives, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations further increases the difficulty of compliance.
Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our customers. Due to

Index

the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. The Company provides and all employees must participate in regular training activities with respect to the Company's business ethics standards and expectations. Our employees, subcontractors, suppliers, and agents, any companies we may acquire and their employees, subcontractors, suppliers and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
Changes in laws and regulations could also mandate significant and costly changes to the way we conduct our business or could impose additional taxes. Such changes may result in contracts being terminated, greater costs to us, or could have a negative impact on our ability to obtain future work from government customers.
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

Index

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
As of February 18, 2022 we had  31,860 thousand shares of Class A Common Stock outstanding and less than 1 thousand shares of Class B Common Stock outstanding, each of which is convertible at any time into an equal number of shares of Class A Common Stock. In addition, shares of Class A Common Stock are issuable upon the exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.0 million square feet, of which 1.1 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 3.6 million square feet, of which 3.1 million square feet are owned and 0.5 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2022.
Item 3.    LEGAL PROCEEDINGS
The information set forth above under Note 21 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
Item 4.    MINE SAFETY DISCLOSURES
None.

Index

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. According to Broadridge, as of December 31, 2021, there were over 20,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2021, there was 1 holder of Class B Common Stock. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2021
Cash dividends per share	$0.20	$0.20	$0.20	$0.21
Class A Common Stock prices:
High	$88.01	$92.26	$88.88	$89.92
Low	$69.52	$81.80	$75.13	$79.31
2020
Cash dividends per share	$0.19	$0.19	$0.19	$0.20
Class A Common Stock prices:
High	$79.27	$71.35	$56.94	$74.00
Low	$31.61	$42.13	$48.08	$49.50
The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of twenty one companies that includes: Astronics Corp, Barnes Group Inc., Circor International Inc., Curtiss-wright Corp, Ducommun Inc., Enerpac Tool Group Corp, Enpro Industries Inc., Esco Technologies Inc., Heico Corp, Hexcel Corp, Idex Corp, Kadant Inc., National Presto Industries Inc., Neenah Inc., Nordson Corp, P H Glatfelter Co, Rogers Corp, Schweitzer-Mauduit International Inc., Tredegar Corp, Trimas Corp and Watts Water Technologies Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Index

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Copyright© 2022 Russell Investment Group. All rights reserved.
Fiscal year ending December 31.

December 31,	2016	2017	2018	2019	2020	2021
Albany International Corp.	100.00	134.48	138.06	169.52	166.28	202.23
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	130.01	117.75	160.68	171.49	203.04
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Restrictions on dividends and other distributions are described in Note 17 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
Disclosures of securities authorized for issuance under equity compensation plans are included under Item 12 of this Form 10-K.
Issuer Purchases of Equity Securities during the three months ended December 31, 2021

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program
November 1 to November 30	126,677	$86.46	126,677	$189,110
December 1 to December 31	158,609	85.48	158,609	175,631
Total	285,286		285,286	$175,631
On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. Through December 31, 2021, the Company has repurchased 285,286 shares for a total of cost of $24.4 million.

Index

Item 6.    SELECTED FINANCIAL DATA
The following selected historical financial data have been derived from our Consolidated Financial Statements in Item 8, which is incorporated herein by reference. The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(in thousands, except per share amounts)	2021	2020	2019	2018	2017
Summary of Operations
Net sales (3) (4)	$929,240	$900,610	$1,054,132	$982,479	$863,717
Cost of goods sold (3) (4) (5) (6)	550,849	529,538	656,431	632,730	567,434
Restructuring and other (6) (7)	1,331	5,736	2,905	15,570	13,491
Operating income/(loss) (1) (3) (5)	178,011	166,080	193,576	137,408	78,676
Interest expense, net	14,891	13,584	16,921	18,124	17,091
Income from continuing operations	118,768	97,243	133,383	83,019	32,585
Net income attributable to the Company	118,478	98,589	132,398	82,891	33,111
Earnings per share attributable to Company Shareholders- Basic	3.66	3.05	4.10	2.57	1.03
Earnings per share attributable to Company Shareholders- Diluted	3.65	3.05	4.10	2.57	1.03
Dividends declared per share	0.81	0.77	0.73	0.69	0.68
Weighted average number of shares outstanding - basic	32,348	32,329	32,296	32,252	32,169
Capital expenditures, including software	53,699	42,390	67,955	82,886	87,637
Financial position
Cash	$302,036	$241,316	$195,540	$197,755	$183,727
Property, plant and equipment, net (2) (3)	436,417	448,554	466,462	462,055	454,302
Total assets (1) (2) (3) (4) (6)	1,556,064	1,549,936	1,474,368	1,417,992	1,361,198
Current liabilities (2) (3)	208,166	190,863	202,719	189,306	161,517
Long-term debt (2)	350,000	398,000	424,009	523,707	514,120
Total noncurrent liabilities (2) (3)	470,293	539,208	568,960	620,406	626,666
Total liabilities (2) (3) (4)	678,459	730,071	771,679	809,712	788,183
Total equity (1) (2) (4)	877,605	819,865	702,689	608,280	573,015

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

(6)    In 2017, we discontinued the Bear Claw® line of hydraulic fracturing components used in the oil and gas industry, which led to a charge of $2.8 million to Cost of goods sold for the write-off of inventory, and a non-
cash restructuring charge of $4.5 million for the write-off of equipment and intangibles.

(7)    During the period 2017 through 2021, we recorded restructuring charges related to organizational changes and cost reduction initiatives.

Index

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes included under Item 8 of this Form 10-K.

The MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

Business Environment Overview and Trends
Our reportable segments, Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of product-based advantage that is grounded in those core capabilities.
The MC segment is the Company’s long-established core business and primary generator of cash. Declines in publication grades has been partially offset by demand for packaging and tissue grades and growth in Asia and South America. We feel we are well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which our products are sold are expected to have low levels of growth and we face pricing pressures in all markets. Despite these market pressures on revenue, the MC business retains the potential for maintaining stable earnings in the future. MC has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost-reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.
The AEC segment provides significant longer term growth potential for the Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 12 percent of the Company’s consolidated Net sales in 2021. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the F-35, fuselage components for the Boeing 787, components for the CH-53K helicopter, vacuum waste tanks for Boeing 7-Series aircraft, and missile bodies for Lockheed Martin’s JASSM air-to-surface missiles. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets.

Index

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	(in thousands, except percentages)
Years ended December 31,	2021	2020	2019
Machine Clothing	$619,015	$572,955	$601,254
Albany Engineered Composites	310,225	327,655	452,878
Total	$929,240	$900,610	$1,054,132
% change	3.2%	-14.6%	7.3

•Changes in currency translation rates had the effect of increasing 2021 Net sales by $12.7 million (1.4% of Net sales) compared to 2020. That currency translation effect was principally due to the stronger Euro and Chinese Yuan Renminbi in 2021, as compared to 2020.
•Excluding the effect of changes in currency translation rates:
•Consolidated Net sales increased 1.8%.
•Net sales in MC increased 6.1% compared to 2020, principally due to increases in sales for packaging grades and engineered fabrics.
•Net sales in AEC decreased 5.9%, primarily driven by lower sales for fuselage frames on the Boeing 787 program, offset in part by improving sales for the LEAP program.
Backlog

Backlog in the MC segment was $190 million at both December 31, 2020 and December, 31 2021. Backlog in the AEC segment increased to $347 million at December 31, 2021, compared to $242 million at December 31, 2020. The increase in AEC’s backlog was primarily due to increased demand for LEAP engines on the Boeing 737 MAX and Airbus A320neo family of jets. All of the backlog in MC and approximately 65% of the AEC backlog is expected to be invoiced during the next 12 months.
Gross Profit
The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)
Years ended December 31,	2021	2020	2019
Machine Clothing	$322,457	$301,144	$309,641
Albany Engineered Composites	55,934	69,928	88,060
Total	$378,391	$371,072	$397,701
% of Net Sales	40.7%	41.2%	37.7%
The increase in 2021 Gross profit, as compared to 2020, was principally due to increased Net sales at the Machine Clothing segment, partially offset by decreased Net sales at the Albany Engineered Composites segment.
Gross profit as a percentage of sales:
•Decreased from 52.6% in 2020 to 52.1% in 2021 in Machine Clothing, principally due to higher production costs, offset by improved absorption.

Index

•Decreased from 21.3% in 2020 to 18.0% in 2021 in AEC, driven by an unfavorable shift in program revenue mix, coupled with lower net favorable changes in the estimated profitability of long-term contracts.
Selling, Technical, General, and Research (STG&R)
Selling, technical, general and research (STG&R) expenses include selling, general, administrative, technical, product engineering and research expenses.
The following table summarizes STG&R by business segment:

	(in thousands, except percentages)
Years ended December 31,	2021	2020	2019
Machine Clothing	$105,602	$107,594	$116,546
Albany Engineered Composites	39,742	35,571	30,707
Corporate expenses	53,705	56,091	53,967
Total	$199,049	$199,256	$201,220
% of Net Sales	21.4%	22.1%	19.1%
Consolidated STG&R expenses in 2021 were effectively flat compared to 2020, due to the net effect of the following:
•In MC, changes in currency translation rates had the effect of increasing STG&R by $1.9 million during 2021. Reductions in current expected loss reserves reduced STG&R $1.0 million in 2021. In addition, the revaluation of nonfunctional currency assets and liabilities resulted in gains of $0.3 million in 2021 and losses of $1.7 million in 2020.
•Former CEO termination costs of $2.7 million were recorded in Corporate expenses during the first quarter of 2020.
•In AEC, Research expenses increased $3.1 million during 2021.
Research and Development
The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)
Years ended December 31,	2021	2020	2019
Machine Clothing	$16,710	$15,922	$16,412
Albany Engineered Composites	12,891	9,828	10,521
Total	$29,601	$25,750	$26,933
Restructuring
In addition to the items discussed above affecting gross profit and STG&R expenses, operating income was affected by restructuring costs of $1.3 million in 2021, $5.7 million in 2020, and $2.9 million in 2019.
The following table summarizes Restructuring expense, net by business segment:

	(in thousands)
Years ended December 31,	2021	2020	2019
Machine Clothing	$1,202	$2,746	$1,129
Albany Engineered Composites	32	2,821	1,833
Corporate expenses	97	169	(57)
Total	$1,331	$5,736	$2,905

Index

In 2021 and 2020, Machine Clothing and Albany Engineered Composites reduced its workforce at various locations, leading primarily to termination restructuring charges.
For more information on our restructuring charges, see Note 5 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	(in thousands)
Years ended December 31,	2021	2020	2019
Machine Clothing	$215,654	$190,805	$191,965
Albany Engineered Composites	16,160	31,536	55,520
Corporate expenses	(53,803)	(56,261)	(53,909)
Total	$178,011	$166,080	$193,576
Other Earnings Items

	(in thousands)
Years ended December 31,	2021	2020	2019
Interest expense, net	$14,891	$13,584	$16,921
AMJP grant	(5,832)	—	—
Other (income)/expense, net	3,021	13,422	(1,557)
Income tax expense	47,163	41,831	44,829
Net income/(loss) attributable to the noncontrolling interest	290	(1,346)	985
See Note 1 for the discussion around the Aviation Manufacturing Job Protection ("AMJP") grant.
Interest Expense
Interest expense, net, was higher during 2021 as compared to the same period of 2020, primarily due to the Company's successful resolution of its claim for a rebate of foreign sales taxes paid in previous years. This resolution resulted in the reduction of interest expense by $0.9 million in 2020. In addition, the Company completed amortizing its swap buyouts during the first quarter of 2021, eliminating interest income amortization of $0.6 million.
See “Liquidity and Capital Resources” for further discussion of borrowings and interest rates.

Other (income)/expense, net
The change in Other (income)/expense, net was driven by the revaluation of foreign currency cash and intercompany balances, which resulted in a gain of $1.2 million during 2021 and a loss of $13.6 million during 2020. The loss in 2020 principally resulted from intercompany demand loans payable by Mexican subsidiaries, combined with the effects of a weaker Peso in 2020.

Index

Income Taxes
Significant items that impacted the effective tax rate in the years 2021, 2020 and 2019, included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Year Ended December 31,
	2021		2020		2019
(in thousands, except percentages)	Tax Amount	%	Tax Amount	%	Tax Amount	%

Continuing Operations (Excluding Discrete Items)	$50,045	30.2%	$39,544	28.4%	$49,977	28.0%

Changes in uncertain tax positions	232	0.1	252	0.2	(2,874)	(1.5)
Impact of amended tax returns	(2,098)	(1.2)	500	0.3	—	—
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	—	3,801	2.7	—	—
Changes in opening valuation allowance	—	—	—	—	(1,385)	(0.8)
Provision for/adjustment to beginning of year valuation allowances	957	0.6	168	0.1	860	0.5
True-up of prior year estimated taxes	(1,584)	(1.0)	(2,420)	(1.8)	(1,637)	(1.0)
Enacted tax legislation and rate change	352	0.2	—	—	(112)	—
Other tax adjustments	(741)	(0.5)	(14)	0.2	—	—

Effective Tax Rate	$47,163	28.4%	$41,831	30.1%	$44,829	25.2%

For more information on income tax, see Note 7 to the Consolidated Statements in item 8.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 67 percent of our consolidated revenues during 2021. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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

Index

Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2021	2020	2019
Net sales	$619,015	$572,955	$601,254
% change from prior year	8.0%	-4.7%	-1.7%
Gross profit	322,457	301,144	309,641
% of net sales	52.1%	52.6%	51.5%
STG&R expenses	105,602	107,594	116,546
Operating income	215,654	190,805	191,965
Net Sales
•Net sales increased 8.0%
•Changes in currency translation rates had the effect of increasing 2021 sales by $10.8 million compared to 2020. That currency translation effect was principally due to the stronger Euro and Chinese Yuan Renminbi in 2021, as compared to 2020.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 6.1% compared to 2020, principally due to increases in sales for packaging grades and engineered fabrics.
Gross Profit
•MC Gross profit increased principally due to increased Net sales, partially offset by higher freight, wage, and supply costs.
Operating Income
The increase in Operating income was principally due to the net effect of the following individually significant items:
•Gross profit increased $21.3 million, principally due to increased Net sales as described above.
•STG&R expenses decreased $2.0 million, principally due to reductions in current expected loss reserves, partially offset by year-over-year changes in foreign currency revaluation gains and losses, as described above.
•Restructuring charges were $1.2 million in 2021, compared to $2.7 million in 2020.

Albany Engineered Composites Segment
The Albany Engineered Composites (“AEC”) segment, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest, AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a

Index

long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 12 percent of the Company’s consolidated Net sales in 2021. Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K, and JASSM programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine.

Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2021	2020	2019
Net sales	$310,225	$327,655	$452,878
% change from prior year	-5.3%	-27.7%	22.2%
Gross profit	55,934	69,928	88,060
% of net sales	18.0%	21.3%	19.4%
STG&R expenses	39,742	35,571	30,707
Operating income/(loss)	16,160	31,536	55,520
Net Sales
Excluding the effect of changes in currency translation rates, Net sales decreased 5.9%, primarily driven by lower sales for fuselage frames on the Boeing 787 program, offset in part by improving sales for the LEAP program.
Gross Profit
The decrease in AEC Gross profit in 2021 was principally due to an approximately $12 million decline in profitability of major programs as a result of lower Net sales in 2021 compared to 2020. In addition, favorable adjustments to the estimated profitability of long-term contracts increased Gross profit by $6.2 million in 2021, compared to $9.9 million in 2020. AEC Gross profit was effected by:
•The decrease in Net sales of components for certain F-35 programs reduced gross profit by approximately $5 million compared to 2020.
Long-term contracts
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee arrangement. Revenue earned under these arrangements accounted for approximately 36 percent of segment revenue in 2021, 29 percent in 2020, and 49 percent in 2019. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft.
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
The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $6.2 million in 2021, $9.9 million in 2020, and $10.8 million in 2019. The favorable effects in each year were largely attributable to efficiency improvements during the ramp-up of several programs.
Operating Income/(Loss)

Index

The decrease in Operating income of $15.4 million in 2021 was principally due to the net effect of the following individually significant items:
•A decrease in Net sales and Gross margin, as described above.
•An increase of $3.1 million in Research expense, offset by a reduction of $2.8 million in Restructuring expenses, as described above.

Working Capital, Liquidity and Capital Structure

Working Capital
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
The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. AEC's working capital levels rose sharply in the last few years. In 2018 and 2019, the increased working capital was associated with revenue growth while, in 2020, a slowdown in several key programs resulted in working capital increases, primarily Contract assets In 2021, we were able to reduce some of those Contract Assets balances as volumes recovered on commercial programs.
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

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2021	2020	2019
Net income	$118,768	$97,243	$133,383
Depreciation and amortization	74,255	72,705	70,795
Changes in working capital(a)	16,488	(60,727)	(15,713)
Changes in long-term liabilities, deferred taxes and other credits	(1,532)	8,664	7,129
Write-off of pension liability adjustment due to settlement/curtailment	—	411	450
Other operating items	9,496	21,957	4,308
Net cash provided by operating activities	217,475	140,253	200,352
Net cash used in investing activities	(53,699)	(42,390)	(98,748)
Net cash used in financing activities	(99,635)	(60,669)	(100,307)
Effect of exchange rate changes on cash flows	(3,421)	8,582	(3,512)
Increase/(decrease) in cash and cash equivalents	60,720	45,776	(2,215)
Cash and cash equivalents at beginning of year	241,316	195,540	197,755
Cash and cash equivalents at end of year	$302,036	$241,316	$195,540
_________________________

Index

(a)Includes Accounts receivable, net, Contract assets, net, Inventories, Accounts payable and Accrued liabilities.
Cash provided by operating activities was $217.5 million in 2021, compared to $140.3 million in 2020. The increase in cash provided by operating activities in 2021 was primarily due to higher net income and improved working capital at the AEC segment, offset by cash paid for income taxes. Significant deliveries of LEAP components occurred throughout 2021, resulting in $25.4 million of cash inflows to Contract Assets compared to $59.1 million of cash outflows in 2020, driven by delays in the Boeing 737 MAX return to service and a slowdown in several key aerospace programs. These cash inflows were offset by cash paid for income taxes of $32.5 million in 2021, as compared to $25.1 million in 2020.
Capital expenditures for 2021 were $11.3 million higher than those for 2020, mainly due to increased investment to support AEC's organic growth.
Net cash used in financing activities during 2021 increased $39 million compared to 2020, driven by cash paid to fund our share repurchases and higher net payments from borrowings under our Credit Facility, reducing long-term debt from $398 million at December 31, 2020 to $350 million at December 31, 2021.
Liquidity and Capital Structure
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $350 million of borrowings were outstanding as of December 31, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 30, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2021, we would have been able to borrow an additional $350 million under the Agreement. We were in compliance with all debt covenants as of December 31, 2021.
For more information, see Note 17 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
We believe cash flows from operations and availability under our Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. As of December 31, 2021, we had cash and cash equivalents of approximately $302 million and availability under our Credit Agreement of $350 million, for a total liquidity of approximately $652 million.
As of December 31, 2021, $273.3 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $190.2 million at December 31, 2021, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.
We strategically deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, to increase shareholder value, and to position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Our capital expenditures totaled $53.7 million and $42.4 million for the year-ended December 31, 2021 and 2020, respectively, comprising of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consist of investments which improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.

Index

We have also returned cash to shareholders through dividends and share repurchases. During 2021, we paid $25.9 million in dividends and repurchased 285 thousand shares of our Class A Common shares at a cost of $24.4 million under the $200 million share repurchase program that our Board approved in October 2021.
At December 31, 2021, we had no off-balance sheet arrangements. We have contractual commitments to repay debt, make payments under operating leases and financing leases, contribute to our pension and postretirement plans, and settle obligations related to agreements to purchase goods and services, income taxes, compensation plans, and as applicable, interest rate swaps. We estimate these contractual commitments amount to $469.1 million as of December 31, 2021, of which $45.5 million is expected to paid within the next year. Such commitments are not representative of all our future cash requirements, which will vary based on future needs.

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is set forth in Item 8 Financial Statements and Supplementary Data, Note 1.
Critical Accounting Policies and Estimates
For the discussion of our accounting policies, see Item 8 Financial Statements and Supplementary Data, Note 1. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments which can affect our results of operations. In addition to the accounting policies stated in Item 8, financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.
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
AEC has long-term aerospace contracts under which there are two phases: a phase during which the production part is designed and tested, and a phase of supplying production parts. During the design and testing phases, we perform pre-production or nonrecurring engineering services, which are normally considered a fulfillment activity, rather than a performance obligation. Fulfillment activities that create resources that will be used in satisfying performance obligations in the future, and are expected to be recovered, are capitalized in Other assets. The capitalized costs are amortized into Cost of goods sold over the period which the asset is expected to contribute to future cash flows, including anticipated renewal periods. Accumulated capitalized costs are written-off when those costs are determined to be unrecoverable.
For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract loss provisions include contract options that are probable of exercise, excluding any profitable options that might be expected to follow. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative costs, which are treated as period expenses. We are required to limit our estimate of contract values to the period of the legally enforceable contract. While certain contracts are expected to be profitable over the course of

Index

the program life when including expected renewals, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. In some cases, the contract period may result in a loss contract provision at the inception of the contract.
Pension and Postretirement Liabilities
We sponsor several pension and postretirement benefit plans. Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care cost inflation rate and the long-term rate of return on plan assets. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate.

Discount Rate Selection
We select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to the yields on high-quality zero coupon bonds. We use the RATE: Link 60-90 model (the "RATE Link"). We believe the projected cash flows used to determine RATE Link provide a good approximation of the timing and amounts of our defined benefit payments under our plans and no adjustments to RATE Link has been made.

Measurement of our postretirement benefit obligations requires the use of several assumptions about factors that will affect the amount and timing of future benefit payments. The assumed health care cost trend rates are the most critical estimates for measurement of the postretirement benefit obligation. Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligation.

Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 7.0% for 2021.

Based on information provided by actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Income Taxes
We regularly assess the likelihood that deferred tax assets are expected to be realized through the reversal of existing temporary differences and/or future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. The amount of a valuation allowance is based upon our best estimate of our ability to realize the deferred tax assets.
Goodwill and Intangible assets
Goodwill is not amortized, but is tested for impairment at least annually. Estimating the fair value of reporting units requires the use of estimates and significant judgments, including but not limited to revenue growth rates, operating margins, discount rates, and future market conditions. It is possible that these judgments and estimates could change in future periods.
The determination of the fair value of intangible assets acquired in a business acquisition is subject to many estimates and assumptions. Among such estimates and assumptions are royalties, discount rate and useful life. We review amortizable intangible asset groups for impairment whenever events and changes in circumstances indicate that the related carrying amounts may not be recoverable.
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

Index

Presenting Net sales and increases or decreases in Net sales, after currency effects are excluded, can give management and investors insight into underlying sales trends. EBITDA, Adjusted EBITDA and Adjusted EPS are performance measures that relate to the Company’s continuing operations. EBITDA, or net income with interest, taxes, depreciation, and amortization added back, is a common indicator of financial performance used, among other things, to analyze and compare core profitability between companies and industries because it eliminates effects due to differences in financing, asset bases and taxes. An understanding of the impact in a particular period of specific restructuring costs, former CEO severance costs, acquisition/ integrations costs, currency revaluation, government grants, pension settlement/curtailment charges, inventory write-offs associated with discontinued businesses, or other gains and losses, on net income (absolute as well as on a per-share basis), operating income or EBITDA can give management and investors additional insight into core financial performance, especially when compared to periods in which such items had a greater or lesser effect, or no effect. Restructuring expenses, while frequent in recent years, are reflective of significant reductions in manufacturing capacity and associated headcount in response to shifting markets, and not of the profitability of the business going forward as restructured. Net debt is, in the opinion of the Company, helpful to investors wishing to understand what the Company’s debt position would be if all available cash were applied to pay down indebtedness. The Company calculates Net debt by subtracting Cash and cash equivalents from Total debt. Total debt is calculated by adding Long-term debt, Current maturities of long-term debt, and Notes and loans payable, if any.
Net sales, or percent changes in Net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period. The Company calculates EBITDA by removing the following from Net income: Interest expense net, Income tax expense, and Depreciation and amortization expense. Adjusted EBITDA is calculated by: adding to EBITDA costs associated with restructuring, former CEO termination costs, and inventory write-offs associated with discontinued businesses; adding charges and credits related to pension plan settlements and curtailments; adding (or subtracting) revaluation losses (or gains); subtracting income (net of associated costs) recognized related to government grants; subtracting (or adding) gains (or losses) from the sale of buildings or investments; adding acquisition/ integration costs and subtracting (or adding) Income (or loss) attributable to the non-controlling interest in Albany Safran Composites (ASC). Adjusted EBITDA may also be presented as a percentage of net sales by dividing it by sales. Adjusted earnings per share (Adjusted EPS) is calculated by adding to (or subtracting from) net income attributable to the Company per share, on an after-tax basis: restructuring charges; former CEO severance costs; inventory write-offs associated with discontinued businesses; charges and credits related to pension settlements and curtailments; income (net of associated costs) recognized related to government grants; foreign currency revaluation losses (or gains); and acquisition/ integration costs.
EBITDA, Adjusted EBITDA, and Adjusted earnings per share, as defined by the Company, may not be similar to similarly named measures of other companies. Such measures are not considered measurements under GAAP, and should be considered in addition to, but not as substitutes for, the information contained in the Company’s statements of income.

Index

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Consolidated results	(in thousands)
Years ended December 31,	2021	2020	2019
Operating income (GAAP)	$178,011	$166,080	$193,576
Interest, taxes, other income/(expense)	(59,243)	(68,837)	(60,193)
Net income (GAAP)	118,768	97,243	133,383
Interest expense, net	14,891	13,584	16,921
Income tax expense	47,163	41,831	44,829
Depreciation and amortization expense	74,255	72,705	70,795
EBITDA (non-GAAP)	255,077	225,363	265,928
Restructuring expenses, net	1,331	5,736	2,905
Foreign currency revaluation (gains)/losses	(1,442)	15,444	(3,190)
Aviation Manufacturing Jobs Protection (AMJP) grant	(4,731)	—	—
Pension settlement/curtailment expense	—	—	478
Former CEO termination costs	—	2,742	—
Acquisition/integration costs	1,166	1,272	621
Pre-tax (income)/loss attributable to noncontrolling interest	(510)	1,348	(1,308)
Adjusted EBITDA (non-GAAP)	$250,891	$251,905	$265,434

	(in thousands)
Year ended December 31, 2021	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$215,654	$16,160	($53,803)	$178,011
Interest, taxes, other income/(expense)	—	—	(59,243)	(59,243)
Net income/(loss) (GAAP)	215,654	16,160	(113,046)	118,768
Interest expense, net	—	—	14,891	14,891
Income tax expense	—	—	47,163	47,163
Depreciation and amortization expense	20,191	50,402	3,662	74,255
EBITDA (non-GAAP)	235,845	66,562	(47,330)	255,077
Restructuring expenses, net	1,202	32	97	1,331
Foreign currency revaluation (gains)/losses	(307)	50	(1,185)	(1,442)
AMJP grant	—	1,101	(5,832)	(4,731)
Acquisition/integration costs	—	1,166	—	1,166
Pre-tax (income) attributable to noncontrolling interest	—	(510)	—	(510)
Adjusted EBITDA (non-GAAP)	$236,740	$68,401	$(54,250)	$250,891

Index

	(in thousands)
Year ended December 31, 2020	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$190,805	$31,536	$(56,261)	$166,080
Interest, taxes, other income/(expense)	—	—	(68,837)	(68,837)
Net income/(loss) (GAAP)	190,805	31,536	(125,098)	97,243
Interest expense, net	—	—	13,584	13,584
Income tax expense	—	—	41,831	41,831
Depreciation and amortization expense	20,304	48,496	3,905	72,705
EBITDA (non-GAAP)	211,109	80,032	(65,778)	225,363
Restructuring expenses, net	2,746	2,821	169	5,736
Foreign currency revaluation (gains)/losses	1,743	130	13,571	15,444
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	1,272	—	1,272
Pre-tax loss attributable to noncontrolling interest	—	1,348	—	1,348
Adjusted EBITDA (non-GAAP)	$215,598	$85,603	$(49,296)	$251,905

	(in thousands)
Year ended December 31, 2019	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$191,965	$55,520	$(53,909)	$193,576
Interest, taxes, other income/(expense)	—	—	(60,193)	(60,193)
Net income/(loss) (GAAP)	191,965	55,520	(114,102)	133,383
Interest expense, net	—	—	16,921	16,921
Income tax expense	—	—	44,829	44,829
Depreciation and amortization expense	21,876	44,670	4,249	70,795
EBITDA (non-GAAP)	213,841	100,190	(48,103)	265,928
Restructuring expenses, net	1,129	1,833	(57)	2,905
Foreign currency revaluation (gains)/losses	630	643	(4,463)	(3,190)
Pension curtailment expense	—	—	478	478
Acquisition/integration costs	—	421	200	621
Pre-tax (income) attributable to noncontrolling interest in ASC	—	(1,308)	—	(1,308)
Adjusted EBITDA (non-GAAP)	$215,600	$101,779	$(51,945)	$265,434

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

Index

The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
Year ended December 31, 2021	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$1,331	$399	$932	$0.02
Foreign currency revaluation (gains)/losses	(1,442)	(323)	(1,119)	(0.04)
AMJP grant	(4,731)	(1,404)	(3,327)	(0.11)
Acquisition/integration costs	1,166	349	817	0.04

	(in thousands, except per share amounts)
Year ended December 31, 2020	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$5,736	$1,862	$3,874	$0.11
Foreign currency revaluation (gains)/losses (a)	15,444	896	14,548	0.46
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	1,272	380	892	0.04
(a) In 2020, the company recorded losses of approximately $14 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

	(in thousands, except per share amounts)
Year ended December 31, 2019	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$2,905	$824	$2,081	$0.06
Foreign currency revaluation (gains)/losses	(3,190)	(904)	(2,286)	(0.07)
Pension curtailment charge	478	91	387	0.01
Acquisition/integration costs	621	156	465	0.01

The following table contains the calculation of full-year Adjusted EPS, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2021	2020	2019
Earnings per share (GAAP)	$3.66	$3.05	$4.10
Adjustments, after tax:
Restructuring expenses, net	0.02	0.11	0.06
Foreign currency revaluation (gains)/losses	(0.04)	0.46	(0.07)
AMJP grant	(0.11)	—	—
Former CEO termination costs	—	0.06	—
Pension curtailment charge	—	—	0.01
Acquisition/integration costs	0.04	0.04	0.01
Adjusted earnings per share (non-GAAP)	$3.57	$3.72	$4.11

The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2021	2020	2019
Current maturities of long-term debt	$—	$9	$20
Long-term debt	350,000	398,000	424,009
Total debt	350,000	398,009	424,029
Cash and cash equivalents	302,036	241,316	195,540
Net debt	$47,964	$156,693	$228,489

Index

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $706.1 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $70.6 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $135.8 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $113.3 million of foreign currency assets as of December 31, 2021. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $11.3 million. Actual results may differ.
Interest Rate Risk
We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.
On December 31, 2021, we had no variable rate debt.
To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable rate debt to a specific rate for a period of time. (See Note 18 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K).

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Index

We identified the evaluation of estimated total contract costs at completion for AEC revenue recognition for certain firm-fixed-price contracts as a critical audit matter. A high degree of auditor judgment was required to evaluate the estimates of total contract costs at completion because of the varied nature and inherent complexities of the contractual performance obligations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the AEC revenue process. This included controls related to developing forecasted estimated total contract costs. For certain contracts, we compared the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately. We read relevant agreements, including amendments, and inquired of financial and operational personnel of the Company to identify factors that should be considered within the cost to complete estimates. We inspected the Company’s analysis of contract status, including forecasted costs, which we compared against historical costs.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Albany, New York
February 25, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on Internal Control Over Financial Reporting

We have audited Albany International Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ KPMG LLP

Index

Albany, New York
February 25, 2022

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(in thousands, except per share amounts)

	2021	2020	2019
Net sales	$929,240	$900,610	$1,054,132
Cost of goods sold	550,849	529,538	656,431
Gross profit	378,391	371,072	397,701
Selling, general and administrative expenses	160,127	163,909	163,651
Technical and research expenses	38,922	35,347	37,569
Restructuring expenses, net	1,331	5,736	2,905
Operating income	178,011	166,080	193,576
Interest income	(2,500)	(2,748)	(2,729)
Interest expense	17,391	16,332	19,650
Aviation Manufacturing Jobs Protection (AMJP) grant	(5,832)	—	—
Other expense/(income), net	3,021	13,422	(1,557)
Income before income taxes	165,931	139,074	178,212
Income tax expense	47,163	41,831	44,829
Net income	118,768	97,243	133,383
Net income/(loss) attributable to the noncontrolling interest	290	(1,346)	985
Net income attributable to the Company	$118,478	$98,589	$132,398

Earnings per share attributable to Company shareholders — Basic	$3.66	$3.05	$4.10
Earnings per share attributable to Company shareholders — Diluted	$3.65	$3.05	$4.10

Dividends declared per share, Class A and Class B	$0.81	$0.77	$0.73
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2021	2020	2019
Net income	$118,768	$97,243	$133,383
Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(20,808)	38,927	(8,747)
Pension settlements and curtailments	—	411	450
Pension/postretirement plan remeasurement	(2,259)	13,407	(1,796)
Amortization of pension and postretirement liability adjustments:
Prior service credit	(4,475)	(4,474)	(4,420)
Net actuarial loss	4,625	5,004	4,480
Payments and amortization related to interest rate swaps included in earnings	6,852	3,982	(1,011)
Derivative valuation adjustment	3,764	(12,622)	(9,512)
Income taxes related to items of other comprehensive income/(loss):
Pension settlements and curtailments	—	(128)	(74)
Pension/postretirement plan remeasurement	1,463	(3,017)	359
Amortization of pension and postretirement liability adjustments	(52)	(148)	(13)
Payments and amortization related to interest rate swaps included in earnings	(1,734)	(1,028)	259
Derivative valuation adjustment	(952)	3,259	2,432
Comprehensive income	105,192	140,816	115,790
Comprehensive income/(loss) attributable to the noncontrolling interest	(161)	(207)	975
Comprehensive income attributable to the Company	$105,353	$141,023	$114,815

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$302,036	$241,316
Accounts receivable, net	191,985	188,423
Contract assets, net	112,546	139,289
Inventories	117,882	110,478
Income taxes prepaid and receivable	1,958	5,940
Prepaid expenses and other current assets	32,394	31,830
Total current assets	758,801	717,276

Property, plant and equipment, net	436,417	448,554
Intangibles, net	39,081	46,869
Goodwill	182,124	187,553
Deferred income taxes	26,376	38,757
Noncurrent receivables, net	31,849	36,265
Other assets	81,416	74,662
Total assets	$1,556,064	$1,549,936

Liabilities
Current liabilities:
Accounts payable	$68,954	$49,173
Accrued liabilities	124,325	125,459
Current maturities of long-term debt	—	9
Income taxes payable	14,887	16,222
Total current liabilities	208,166	190,863

Long-term debt	350,000	398,000
Other noncurrent liabilities	107,794	130,424
Deferred taxes and other liabilities	12,499	10,784
Total liabilities	678,459	730,071

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 40,760,577 in 2021 and 39,115,405 in 2020	41	39
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 104 in 2021 and 1,617,998 in 2020	—	2
Additional paid-in capital	436,996	433,696
Retained earnings	863,057	770,746
Accumulated items of other comprehensive income:
Translation adjustments	(105,880)	(83,203)
Pension and postretirement liability adjustments	(38,490)	(39,661)
Derivative valuation adjustment	(1,614)	(9,544)
Treasury stock (Class A), at cost; 8,665,090 shares in 2021 and 8,391,011 shares in 2020	(280,143)	(256,009)
Total Company shareholders’ equity	873,967	816,066
Noncontrolling interest	3,638	3,799
Total equity	877,605	819,865
Total liabilities and shareholders’ equity	$1,556,064	$1,549,936
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2021	2020	2019
OPERATING ACTIVITIES
Net income	$118,768	$97,243	$133,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,130	63,328	62,085
Amortization	9,125	9,377	8,710
Change in deferred taxes and other liabilities	12,181	11,101	13,702
Impairment of property, plant and equipment	856	1,173	3,119
Non-cash interest expense	875	(290)	605
Write-off of pension liability adjustments due to settlement/curtailment	—	411	450
Compensation and benefits paid or payable in Class A Common Stock	3,146	1,505	2,063
Provision for credit losses from uncollected receivables and contract assets	(1,299)	1,628	309
Foreign currency remeasurement (gain)/loss on intercompany loans	(3,150)	14,246	(3,730)
Fair value adjustment on foreign currency options	169	—	—

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(7,734)	31,522	9,278
Contract assets	25,446	(59,122)	(19,199)
Inventories	(9,942)	(13,685)	(8,923)
Prepaid expenses and other current assets	(998)	(7,811)	(2,291)
Income taxes prepaid and receivable	3,944	113	1,390
Accounts payable	9,492	(15,586)	10,524
Accrued liabilities	(774)	(3,856)	(7,393)
Income taxes payable	(477)	5,939	3,979
Noncurrent receivables	4,355	4,158	(1,341)
Other noncurrent liabilities	(13,713)	(2,437)	(6,573)
Other, net	2,075	1,296	205
Net cash provided by operating activities	217,475	140,253	200,352
INVESTING ACTIVITIES
Purchase of business, net of cash acquired	—	—	(30,793)
Purchases of property, plant and equipment	(52,793)	(41,463)	(67,358)
Purchased software	(906)	(927)	(597)
Net cash used in investing activities	(53,699)	(42,390)	(98,748)
FINANCING ACTIVITIES
Proceeds from borrowings	8,000	75,000	45,000
Principal payments on debt	(56,009)	(101,020)	(120,017)
Principal payments on finance lease liabilities	(1,438)	(7,214)	(1,180)
Debt acquisition costs	—	(2,432)	—
Purchase of Treasury shares	(23,449)	—	—
Taxes paid in lieu of share issuance	(998)	(490)	(971)
Proceeds from options exercised	153	55	112
Dividends paid	(25,894)	(24,568)	(23,251)
Net cash used in financing activities	(99,635)	(60,669)	(100,307)
Effect of exchange rate changes on cash and cash equivalents	(3,421)	8,582	(3,512)
Increase/(decrease) in cash and cash equivalents	60,720	45,776	(2,215)
Cash and cash equivalents at beginning of period	241,316	195,540	197,755
Cash and cash equivalents at end of period	$302,036	$241,316	$195,540
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
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, pension and other postretirement benefits, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $6.2 million, $9.9 million and $10.8 million in 2021, 2020 and 2019, respectively. The favorable effects in

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
2021, 2020 and 2019 were largely due to changes in customer demand and to a lesser extent, efficiency improvements during the ramp-up of several programs.
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
Selling, General, Administrative, Technical, and Research Expenses
Selling, general, administrative, and technical expenses are primarily comprised of wages, incentive compensation, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes costs related to contract acquisition and provisions for expected credit losses on financial assets measured at amortized cost. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total company research expense was $29.6 million in 2021, $25.8 million in 2020, and $26.9 million in 2019.
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
We have not elected to reclassify stranded tax effects from AOCI to retained earnings.
Earnings Per Share
Basic net income or loss per share is computed using the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss from continuing operations, the diluted loss per share is equal to the basic earnings per share calculation.
Translation of Financial Statements
Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statement accounts are translated at average monthly exchange rates. Gains or losses resulting from translating non-U.S. currency financial statements into U.S. dollars are recorded in other comprehensive income and accumulated in Shareholders’ equity in the caption “Translation adjustments”.
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
The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2021	2020	2019
(Gains)/losses included in:
Selling, general, and administrative expenses	$(263)	$1,875	$1,281
Other (income)/expense, net	(1,179)	13,569	(4,471)
Total transaction (gains)/losses	$(1,442)	$15,444	$(3,190)
The following table presents foreign currency gains on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2021	2020	2019
Loss/(gain), before tax, on long-term intercompany loan	$(66)	$(4,985)	$—
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
Effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL), using the effective date (or modified retrospective) approach for transition. Under this transition method, periods prior to 2020 were not restated. The pre-tax cumulative effect of initially applying the new standard was an increase in credit loss reserves of $1.8 million, primarily for Accounts receivable and Contract assets. Including tax effects, Retained earnings was reduced by $1.4 million as a result of transitioning to the CECL standard.

The overarching purpose of the CECL standard is to provide greater transparency and understanding of the Company’s credit risk. This accounting update replaces the incurred loss impairment methodology under previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under this standard, the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable, Contract assets and Noncurrent receivables. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.
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
See additional information, including accounting policies related to our adoption of the CECL update, set forth in Notes 11 and 12.
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
Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development were immaterial in 2021 and 2020.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
Goodwill, Intangibles, and Other Assets
The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition.Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer relationships, customer contracts, technology, intellectual property and other intangible assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.
We perform an impairment test of our goodwill at least annually in the second quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, or the disposal of all or a portion of a reporting unit.
Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We may use qualitative or quantitative approaches when testing goodwill for impairment. When we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess.
Determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. To determine fair value, we utilize two market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company, as well as publicly available industry information, to determine earnings multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

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
Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. See additional information set forth in Note 18.
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
Included in Other assets is $32.5 million in 2021 and $31.1 million in 2020 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $0.7 million in 2021 and $0.7 million in 2020. See additional information set forth in Note 18.
Stock-Based Compensation
We have incentive compensation plans that authorize the issuance of stock-based awards for key employees, which are designed to reward short and long-term contributions and provide incentives for recipients to remain with the Company. We issue stock-based awards in the form of restricted stock units and performance stock units that generally vest between one and five years from the grant date and can be settled in cash or shares. Expenses associated with these awards are recognized over each respective vesting period. Liability based awards are settled in cash, while equity based awards are settled in stock. See additional information for stock-based compensation plans in Note 22.
No stock options have been granted since 2002. Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement. We recognized no stock option expense during 2021, 2020, or 2019 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods.
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
All derivative contracts are recorded at fair value, as a net asset or a net liability. Changes in the fair value of the hedge are recorded, net of tax, in other comprehensive income. For transactions that are designated as hedges, we perform an evaluation of the effectiveness of the hedge. We measure the effectiveness of hedging relationships both at inception and on an ongoing basis. The related gains and losses of derivative instruments, including those designated in hedge accounting relationships, are included as operating activities in the consolidated statements of cash flows.
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
Government Grants
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
During the third quarter of 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. The AMJP grant is an income related grant, the purpose of which is to provide payroll assistance to eligible U.S. aircraft manufacturing/repair businesses who were impacted due to the COVID-19 downturn during 2020. The Company received $2.9 million in cash during the third quarter of 2021, and anticipates receiving the remaining balance in 2022. Accordingly, the Company recognized $5.8 million in its Consolidated Statements of Income for the year ended December 31, 2021, and reflected cash received to date as an operating activity within the Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In November 2021, an accounting update was issued which requires new annual disclosures for entities receiving government assistance. The standard is effective for annual periods in fiscal years beginning after December 15, 2021. We do not expect it will have a material effect on our financial statements.
Subsequent Events
We review for subsequent events up through the date when our consolidated financial statements are available for issuance.
2. Revenue Recognition
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is measured based on the consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by transferring control over a product or service, or a series of distinct goods or services, to the customer which occurs either at a point in time, or over time, depending on the performance obligation in the contract. A performance

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
obligation is a promise in the contract to transfer a distinct good or service to the customer, and is the unit of account. “Control” refers to the ability to direct the use of, and obtain substantially all of the remaining benefits from the product. A contract’s transaction price is allocated to each material distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied.
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
In our AEC segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. A significant portion of AEC revenue is earned under short duration, firm-fixed-price orders that are placed under a master agreement containing general terms and conditions applicable to all orders placed under the master agreement. To determine the proper revenue recognition method, we evaluate whether two or more orders or contracts should be combined and accounted for as one single contract, and whether the combined or single contract contains single or multiple performance obligations. This evaluation requires significant judgment, and the decision to combine a group of contracts, or to allocate revenue from the combined or single contract among multiple performance obligations, could have a significant impact on the amount of revenue and profit recorded in a given period. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.
At the inception of a contract, we determine the transaction price based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and if necessary constrain the amount of variable consideration recognized in order to mitigate this risk.
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
Revenue is recognized over time for a large portion of our contracts in AEC as most of our contracts have provisions that are deemed to transfer control to the customer over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs to produce the contract deliverables. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When any adjustments of estimated contract revenue or costs are required, any changes from prior estimates are included in revenues or earnings in the period in which the change occurs.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)

The following table presents disaggregated revenue for each product group by timing of revenue recognition:

	For the year ended December 31, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$615,556	$3,459	$619,015
Albany Engineered Composites
ASC	—	109,803	109,803
Other AEC	15,972	184,450	200,422
Total Albany Engineered Composites	15,972	294,253	310,225
Total revenue	$631,528	$297,712	$929,240

	For the year ended December 31, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$569,563	$3,392	$572,955
Albany Engineered Composites
ASC	—	98,411	98,411
Other AEC	18,343	210,901	229,244
Total Albany Engineered Composites	18,343	309,312	327,655
Total revenue	$587,906	$312,704	$900,610

	For the year ended December 31, 2019
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$598,054	$3,200	$601,254
Albany Engineered Composites
ASC	—	220,188	220,188
Other AEC	28,584	204,106	232,690
Total Albany Engineered Composites	28,584	424,294	452,878
Total revenue	$626,638	$427,494	$1,054,132

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)

	For the year ended December 31,
(in thousands)	2021	2020	2019
Americas PMC	$317,907	$297,490	$316,355
Eurasia PMC	219,506	202,181	210,961
Engineered Fabrics	81,602	73,284	73,938
Total Machine Clothing Net sales	$619,015	$572,955	$601,254

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $278 million as of December 31, 2021, $86 million as of December 31, 2020, and $82 million as of December 31, 2019, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2021 we expect to recognize as revenue approximately $98 million during 2022, $44 million during 2023, $34 million during 2024, and the remainder thereafter.

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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest, AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
cases for CFM’s LEAP engine) accounted for approximately 12 percent of the Company’s consolidated Net sales in 2021. In 2021, Safran leased manufacturing space from AEC for the GE9X program. Rent paid by Safran under this lease amounted to $0.9 million in both 2021 and 2020. AEC Net sales to Safran were $111.6 million in 2021, $99.0 million in 2020, and $226.8 million in 2019. The total of Accounts receivable, Contract assets and Noncurrent receivable due from Safran amounted to $79.6 million and $127.1 million as of December 31, 2021 and 2020, respectively.
Other significant programs served by AEC include the F-35, Boeing 787, Sikorsky CH-53K, and JASSM programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2021, approximately 47 percent of AEC sales were related to U.S. government contracts or programs.
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2021	2020	2019
Net Sales
Machine Clothing	$619,015	$572,955	$601,254
Albany Engineered Composites	310,225	327,655	452,878
Consolidated total	$929,240	$900,610	$1,054,132
Depreciation and amortization
Machine Clothing	20,191	20,304	21,875
Albany Engineered Composites	50,402	48,496	44,670
Corporate expenses	3,662	3,905	4,250
Consolidated total	$74,255	$72,705	$70,795
Operating income/(loss)
Machine Clothing	215,654	190,805	191,965
Albany Engineered Composites	16,160	31,536	55,520
Corporate expenses	(53,803)	(56,261)	(53,909)
Operating income	$178,011	$166,080	$193,576
Reconciling items:
Interest income	(2,500)	(2,748)	(2,729)
Interest expense	17,391	16,332	19,650
AMJP grant	(5,832)	—	—
Other expense, net	3,021	13,422	(1,557)
Income before income taxes	$165,931	$139,074	$178,212
The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2021	2020	2019
Restructuring expenses, net
Machine Clothing	$1,202	$2,746	$1,129
Albany Engineered Composites	32	2,821	1,833
Corporate expenses	97	169	(57)
Consolidated total	$1,331	$5,736	$2,905
In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, net, Contract assets, net, Noncurrent receivables, net, Property, plant and equipment, net, Intangibles, net and

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
Goodwill. On November 20, 2019, the Company acquired CirComp GmbH, resulting in a $35.3 million increase in AEC assets.
The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2021	2020	2019
Segment assets
Machine Clothing	$459,182	$443,476	$441,072
Albany Engineered Composites	652,702	713,955	693,799
Reconciling items:
Cash	302,036	241,316	195,540
Income taxes prepaid, receivable and deferred	28,334	44,697	57,783
Prepaid and Other assets	113,810	106,492	86,174
Consolidated total assets	$1,556,064	$1,549,936	$1,474,368

Capital expenditures and purchased software
Machine Clothing	$20,177	$15,792	$16,707
Albany Engineered Composites	31,012	23,718	48,753
Corporate	2,510	2,880	2,495
Consolidated total	$53,699	$42,390	$67,955

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

(in thousands)	2021	2020	2019
Net sales
United States	$497,231	$503,473	$574,063
Switzerland	128,698	128,328	146,571
France	68,929	55,914	91,783
China	67,098	57,007	48,586
Brazil	62,925	60,259	64,666
Mexico	37,547	39,859	73,039
Other countries	66,812	55,770	55,424
Consolidated total	$929,240	$900,610	$1,054,132

Property, plant and equipment, at cost, net
United States	$258,453	$263,201	$275,965
China	41,039	40,898	41,799
Mexico	40,699	41,738	45,640
France	33,802	41,107	43,986
Canada	14,139	9,672	9,509
Sweden	12,355	12,109	8,652
United Kingdom	10,156	10,731	11,047
Germany	9,652	10,808	10,577
Other countries	16,122	18,290	19,287
Consolidated total	$436,417	$448,554	$466,462

4. Pensions and Other Postretirement Benefit Plans
Pension Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees.
The U.S. Pension Plus Plan (or the "Plan"), is a qualified defined benefit pension plan that has been closed to new participants since October 1998 and, as of February 2009, benefits accrued under the Plan were frozen. As a result of the freeze, employees covered by the Plan will receive, at retirement, benefits accrued through February 2009, but no benefits accrue after that date. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan, were similarly frozen. The U.S. Pension Plus Plan accounts for 44 percent of consolidated pension plan assets, and 48 percent of consolidated pension plan obligations. The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.
On July 29, 2021, the Company notified the participants of the U.S. Pension Plus Plan of its intent to terminate the Plan. In order to facilitate such termination, the Company has amended the Plan to, among other things, establish the termination date and set forth the procedures for termination. The Company also filed the necessary application with the Internal Revenue Service requesting the issuance of a determination letter regarding the Plan’s qualification status at termination. The Plan was terminated on September 30, 2021. This has not resulted in a curtailment or settlement charge during the year ended December 31, 2021; however, the year-end liability on the Consolidated Balance Sheets reflects assumptions and estimates of the impending settlement of the plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The December 31, 2021 benefit obligations for the U.S. pension and postretirement plans were calculated using the Pri-2012 mortality table with MP-2020 generational projection. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions.
Benefits under the Company's pension plan in Switzerland utilize a cash balance interest crediting rate for determination of plan liabilities. As of December 31, 2021, the benefit obligation for that plan amounted to $5.4 million.
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
The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2021, the accrued postretirement liability was $43.7 million in the U.S. and $1.2 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.
Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2021 and 2020, except where indicated below.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The following table sets forth the plan benefit obligations:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$245,800	$47,977	$227,211	$54,384
Service cost	2,192	132	2,279	200
Interest cost	5,467	1,103	6,172	1,712
Plan participants' contributions	175	—	198	—
Actuarial (gain)/loss	(7,163)	(995)	13,309	(4,794)
Benefits paid	(9,399)	(3,338)	(8,123)	(3,555)
Settlements and curtailments	(3,694)	—	(474)	—
Plan amendments and other	(122)	—	(204)	—
Foreign currency changes	(2,466)	5	5,432	30
Benefit obligation, end of year	$230,790	$44,884	$245,800	$47,977
Accumulated benefit obligation	$223,320	$—	$236,321	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	2.63%	2.83%	2.65%	2.38%
Discount rate — non-U.S. plans	2.41%	3.05%	1.91%	2.75%
Cash balance interest crediting rate - Switzerland pension plan	0.25%	—	0.05%	—
Compensation increase — U.S. plan	—	—	—	—
Compensation increase — non-U.S. plans	2.70%	2.75%	2.71%	2.75%

During 2021, pension benefit obligations decreased by $15.0 million, $7.2 million of which was driven by net actuarial gains, principally resulting from higher discount rates, in addition to employer contributions of $9.4 million. Other postretirement benefit obligations decreased by $3.1 million in 2021, primarily driven by payments made by the company to participants of the plans.

During 2020, pension benefit obligations increased by $18.6 million, $13.3 million of which was driven by net actuarial losses, principally resulting from a lower discount rate. Other postretirement benefit obligations decreased by $6.4 million in 2020, as changes in demographic data assumptions which resulted from a 2020 experience study, were partially offset by lower discount rates.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The following sets forth information about plan assets:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$239,051	$—	$211,755	$—
Actual return on plan assets, net of expenses	(2,648)	—	28,477	—
Employer contributions	2,431	3,338	3,219	3,555
Plan participants' contributions	175	—	198	—
Benefits paid	(9,399)	(3,338)	(8,123)	(3,555)
Settlements	(3,694)	—	(737)	—
Foreign currency changes	(589)	—	4,262	—
Fair value of plan assets, end of year	$225,327	$—	$239,051	$—
The funded status of the plans was as follows:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$225,327	$—	$239,051	$—
Benefit obligation	230,790	44,884	245,800	47,977
Funded status	$(5,463)	$(44,884)	$(6,749)	$(47,977)
Accrued benefit cost, end of year	$(5,463)	$(44,884)	$(6,749)	$(47,977)
Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$32,504	$—	$31,139	$—
Current liability	(7,116)	(3,627)	(2,281)	(3,660)
Noncurrent liability	(30,851)	(41,257)	(35,607)	(44,317)
Net amount recognized	$(5,463)	$(44,884)	$(6,749)	$(47,977)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$52,138	$17,483	$53,065	$20,736
Prior service cost/(credit)	256	(8,458)	393	(12,946)
Net amount recognized	$52,394	$9,025	$53,458	$7,790

The composition of the net pension plan funded status as of December 31, 2021 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$—	$32,504	$32,504
Pension plans without pension assets	(10,404)	(27,563)	(37,967)
Total	$(10,404)	$4,941	$(5,463)
The net underfunded balance in the U.S. principally relates to the Supplemental Executive Retirement Plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The composition of the net periodic benefit plan cost for the years ended December 31, 2021, 2020, and 2019, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$2,192	$2,279	$2,543	$132	$200	$189
Interest cost	5,467	6,172	7,216	1,103	1,712	2,114
Expected return on assets	(6,564)	(6,853)	(8,285)	—	—	—
Amortization of prior service cost/(credit)	13	14	68	(4,488)	(4,488)	(4,488)
Amortization of net actuarial loss	2,365	2,412	2,253	2,260	2,592	2,227
Settlement	—	148	(16)	—	—	—
Curtailment (gain)/loss	—	263	466	—	—	—
Net periodic benefit cost	$3,473	$4,435	$4,245	$(993)	$16	$42

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	2.65%	3.40%	4.41%	2.38%	3.27%	4.31%
Discount rate — non-U.S. plans	1.91%	2.31%	2.98%	2.75%	3.05%	3.65%
Cash balance interest crediting rate - Switzerland pension plan	0.05%	0.25%	0.85%	—	—	—
Expected return on plan assets — U.S. plan	2.74%	3.54%	4.57%	—	—	—
Expected return on plan assets — non-U.S. plans	2.89%	3.45%	4.45%	—	—	—
Rate of compensation increase — U.S. plan	—	—	—	—	—	3.00%
Rate of compensation increase — non-U.S. plans	2.71%	2.81%	3.02%	2.75%	3.00%	3.00%
Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2021, 2020, and 2019, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2021	2020	2019	2021	2020	2019
Settlements/curtailments	$—	$(411)	$(450)	$—	$—	$—
Asset/liability loss/(gain)	1,927	(8,053)	(2,794)	(995)	(4,794)	4,685
Amortization of actuarial (loss)	(2,365)	(2,412)	(2,253)	(2,260)	(2,592)	(2,227)
Amortization of prior service cost/(credit)	(13)	(14)	(68)	4,488	4,488	4,488
Other	—	(204)	—	—	—	—
Currency impact	(612)	670	316	2	3	—
Cost/(benefit) in Other comprehensive income	$(1,063)	$(10,424)	$(5,249)	$1,235	$(2,895)	$6,946
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
Fair-Value Measurements
The following tables present plan assets as of December 31, 2021, and 2020, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 18. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2021 and 2020, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2021
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	—	98,252	—	98,252
Insurance contracts	—	—	3,861	3,861
Cash and short-term investments	724	—	—	724
Total investments in the fair value hierarchy	$724	$98,252	$3,861	102,837
Investments at net asset value:
Common Stocks and equity funds				18,963
Fixed income funds				101,845
Limited partnerships				1,684
Total plan assets				$225,329

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2020
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	—	104,642	—	104,642
Insurance contracts	—	—	3,819	3,819
Cash and short-term investments	1,095	—	—	1,095
Total investments in the fair value hierarchy	$1,095	$104,642	$3,819	109,556
Investments at net asset value:
Common Stocks and equity funds				20,213
Fixed income funds				107,012
Limited partnerships				2,270
Total plan assets				$239,051

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2021 and 2020:

(in thousands)	December 31, 2020	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2021
Insurance contracts -
total level 3 assets	$3,819	$—	$24	$18	$—	$3,861

(in thousands)	December 31, 2019	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2020
Insurance contracts -
total level 3 assets	$3,244	$—	$22	$553	$—	$3,819

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2021 and 2020, and the target allocation, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2021	2020		2021	2020
Equity securities	—%	—%	—%	13%	13%	13%
Debt securities	100%	98%	98%	82%	80%	81%
Real estate	—%	2%	2%	1%	1%	1%
Other(1)	—%	—%	—%	4%	6%	5%
	100%	100%	100%	100%	100%	100%
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
At the end of 2021 and 2020, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2021	2020
Projected benefit obligation	$142,007	$42,703
Fair value of plan assets	104,041	4,815

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2021	2020
Accumulated benefit obligation	$139,600	$40,133
Fair value of plan assets	104,041	4,815
Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$7,422	$3,626
Expected benefit payments
2022	111,226	3,626
2023	4,948	3,509
2024	5,246	3,366
2025	5,708	3,192
2026	5,996	3,084
2027-2031	31,480	13,798

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring
In 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges of $2.8 million.
In 2017, the Company announced a proposal to discontinue operations at its MC production facility in Sélestat, France. The restructuring program was driven by the Company’s need to balance manufacturing capacity with demand. During 2017, we incurred $1.1 million of restructuring expense associated with this proposal but were unable to reasonably estimate the total costs for severance and other charges associated with the proposal as there was no assurance, at that time, that approval for the proposal would be obtained. In 2018, the plan was approved by the French Labor Ministry which led to restructuring expense of $10.7 million in 2018, which included severance and outplacement costs for the approximately 50 positions that were terminated under this plan. In 2019, restructuring charges were $0.9 million, in 2020, restructuring charges were $1.2 million, and in 2021, restructuring charges were $0.4 million. Since 2017, we have recorded $14.3 million of restructuring charges related to this action.
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
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

Year ended December 31, 2021 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,202	$1,202	$—
Albany Engineered Composites	32	32	—
Corporate expenses	97	97	—
Total	$1,331	$1,331	$—

Year ended December 31, 2020 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$2,746	$2,746	$—
Albany Engineered Composites	2,821	2,821	—
Corporate expenses	169	169	—
Total	$5,736	$5,736	$—

Year ended December 31, 2019 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,129	$667	$462
Albany Engineered Composites	1,833	659	1,174
Corporate expenses	(57)	(57)	—
Total	$2,905	$1,269	$1,636

We expect that approximately $0.9 million of Accrued liabilities for restructuring at December 31, 2021 will be paid within one year and approximately $0.1 million will be paid the following year.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring — (continued)
The table below presents the changes in restructuring liabilities for 2021 and 2020, all of which related to termination costs:

(in thousands)	December 31, 2020	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2021
Total termination and other costs	$2,195	$1,331	$(2,469)	$(12)	$1,045

(in thousands)	December 31, 2019	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2020
Total termination and other costs	$2,042	$5,736	$(5,668)	$85	$2,195
6. Other expense/(income), net
The components of Other expense/(income), net, are:

(in thousands)	2021	2020	2019
Currency transactions	$(1,179)	$13,569	$(4,471)
Bank fees and other costs	373	367	348
Pension settlements and curtailments	—	411	450
Components of net periodic pension and postretirement cost other than service	156	1,561	1,105
Other	3,671	(2,486)	1,011
Total	$3,021	$13,422	$(1,557)

In 2021, Other (income)/expense, net included gains related to the revaluation of nonfunctional-currency balances of $1.2 million, as compared to a loss of $13.6 million during 2020, principally resulting from the effect of variations in the strength of the peso on intercompany demand loans payable by Mexican subsidiaries.
As a result of changes in business conditions that occurred in the first quarter of 2020, certain loan repayments were no longer expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects for those loans were recorded in Other comprehensive income, which resulted in a pre-tax gain of $5.0 million being recorded in Other comprehensive income in 2020. The same loans had an insignificant effect on Other comprehensive income in 2021.
In 2020, the Company recorded other income of $2.6 million related to a successful claim for a rebate of foreign sales tax paid in previous years. In 2019, the Company took actions to freeze accrued benefits under the United Kingdom defined benefit pension plan, which resulted in a curtailment charge of $0.5 million.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

7. Income Taxes
Provision for income taxes consisted of the following:

For the year ended December 31
(in thousands)	2021	2020	2019
Income before income taxes:
U.S.	$63,708	$63,375	$76,024
Non-U.S.	102,223	75,699	102,188
	$165,931	$139,074	$178,212
Income tax expense/(benefit)
Current:
Federal	$3,348	$1,415	$780
State	2,663	2,028	6,357
Non-U.S.	29,319	26,916	25,255
	$35,330	$30,359	$32,392
Deferred:
Federal	$9,911	$11,211	$10,583
State	(24)	192	253
Non-U.S.	1,946	69	1,601
	$11,833	$11,472	$12,437
Total income tax expense	$47,163	$41,831	$44,829
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

For the year ended December 31	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.8	1.8	3.0
Non-U.S. local income taxes	2.5	3.2	4.4
U.S. permanent adjustments	1.1	0.1	—
Foreign rate differential	1.2	0.6	0.5
Net U.S. tax on non-U.S. earnings and foreign withholdings	2.1	1.2	0.3
Provision for/(resolution) of tax audits and contingencies, net	0.1	0.5	(1.6)
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	2.7	—
Impact of amended tax returns	(1.3)	—	—
Return to provision and other adjustments	(0.1)	(1.0)	(2.4)
Effective income tax rate	28.4%	30.1%	25.2%

The Company's subsidiary in Mexico has an intercompany loan payable in U.S. dollars. As a result of the weaker Mexican peso, the Company recorded a revaluation loss in 2020 which is not deductible under Mexican tax law, leading to a $3.8 million discrete tax charge.

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2012-2021.
During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (34% tax rate), China (25% tax rate), and Mexico (30% tax rate). The foreign rate differential of these jurisdictions was partially offset

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

by Switzerland (7.8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

For the year ended December 31	U.S.		Non-U.S.
(in thousands)	2021	2020	2021	2020
Deferred tax assets:
Accounts receivable, net	$428	$672	$1,378	$1,453
Inventories	1,450	762	1,752	1,995
Incentive compensation	4,580	4,490	1,084	1,064
Property, plant, equipment and intangibles, net	—	—	4,339	2,382
Pension, post retirement benefits - non-current	12,912	12,498	—	82
Tax loss carryforwards	217	517	19,821	24,509
Tax credit carryforwards	4,643	9,236	—	954
Derivatives	468	3,283	—	—
Reserves	991	2,704	—	—
Deferred revenue	239	1,471	—	—
Other	—	—	1,791	638
Deferred tax assets before valuation allowance	25,928	35,633	30,165	33,077
Less: valuation allowance	(9)	(9)	(10,650)	(10,261)
Total deferred tax assets	$25,919	$35,624	$19,515	$22,816
Deferred tax liabilities:
Unrepatriated foreign earnings	$6,308	$3,779	$—	$—
Property, plant, equipment and intangibles, net	5,356	3,122	—	—
Basis difference in partner capital	2,466	2,911	—	—
Basis difference in investment	3,985	6,881	—	—
Deferred revenue	—	—	10,829	11,989
Other	963	519	602	—
Total deferred tax liabilities	$19,078	$17,212	$11,431	$11,989
Net deferred tax asset	$6,841	$18,412	$8,084	$10,827
Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2021, the Company recorded immaterial movements in its valuation allowance, which are included in Schedule II in Item 15.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

As of December 31, 2021, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

(in thousands)	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
Jurisdiction
U.S. Federal	2025 - 2040	$—	$4,802
U.S. State	2027 - 2035	3,471	400
U.S. State	Indefinite	52	—
Non-U.S.	2025 - 2030	22,383	—
Non-U.S.	Indefinite	43,154	—
Balance at end of year		$69,060	$5,202
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $187.6 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $3.4 million and U.S. income taxes of $2.9 million which have already been recorded.
The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $190.2 million, and are intended to remain indefinitely invested in foreign operations.
No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2021. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical due to the complexities of the hypothetical calculation.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits. If recognized, $1.5 million would impact the effective tax rate at December 31, 2021:

(in thousands)	2021	2020	2019
Unrecognized tax benefits balance at January 1,	$5,491	$5,834	$3,790
Increase in gross amounts of tax positions related to prior years	278	540	4,874
Decrease in gross amounts of tax positions related to prior years	(4,236)	(637)	(2,239)
Increase in gross amounts of tax positions related to current years	—	—	—
Decrease due to settlements with tax authorities	—	—	—
Decrease due to lapse in statute of limitations	(39)	(300)	(626)
Currency translation	(35)	54	35
Unrecognized tax benefits balance at December 31,	$1,459	$5,491	$5,834
The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized immaterial interest and penalties related to the unrecognized tax benefits noted above, for the years 2021, 2020 and 2019.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2021	2020	2019
Net income attributable to the Company	$118,478	$98,589	$132,398
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	32,348	32,329	32,296
Effect of dilutive stock-based compensation plans:
Stock options	2	7	12
Long-term incentive plan	113	20	14
Weighted average number of shares used in calculating diluted net income per share	32,463	32,356	32,322
Average market price of common stock used for calculation of dilutive shares	$82.88	$58.56	$78.13
Net income per share:
Basic	$3.66	$3.05	$4.10
Diluted	$3.65	$3.05	$4.10
Shares outstanding, net of treasury shares, were 32.1 million as of December 31, 2021, and 32.3 million as of 2020 and 2019.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI from January 1, 2019 to December 31, 2021:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2019	$(115,976)	$(47,109)	$4,697	$(158,388)
Other comprehensive income/(loss) before reclassifications	(6,876)	(525)	(10,523)	(17,924)
Pension/postretirement settlements and curtailments, net of tax	—	376	—	376
Pension/postretirement plan remeasurement, net of tax	—	(1,437)	—	(1,437)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	2,691	2,691
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	47	—	47
Adjustment related to prior period change in opening valuation allowance	—	(1,346)	—	(1,346)
Net current period other comprehensive income	(6,876)	(2,885)	(7,832)	(17,593)
December 31, 2019	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications	39,649	(722)	(9,363)	29,564
Pension/postretirement settlements and curtailments, net of tax	—	283	—	283
Pension/postretirement plan remeasurement, net of tax	—	10,390	—	10,390
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	2,954	2,954
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	382	—	382
Net current period other comprehensive income	39,649	10,333	(6,409)	43,573
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications	(22,677)	1,869	2,812	(17,996)
Pension/postretirement settlements and curtailments, net of tax	—	—	—	—
Pension/postretirement plan remeasurement, net of tax	—	(796)	—	(796)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	5,118	5,118
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	98	—	98
Net current period other comprehensive income	(22,677)	1,171	7,930	(13,576)
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI) — (continued)
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2021, 2020, and 2019.

(in thousands)	2021	2020	2019
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$6,852	$3,982	$(1,011)
Income tax effect	(1,734)	(1,028)	259
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$5,118	$2,954	($752)
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$—	$411	$450
Amortization of prior service credit	(4,475)	(4,474)	(4,420)
Amortization of net actuarial loss	4,625	5,004	4,480
Total pretax amount reclassified(b)	150	941	510
Income tax effect	(52)	(276)	(87)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$98	$665	$423
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
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
10. Noncontrolling Interest — (continued)

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

(in thousands, except percentages)	2021	2020
Net income/(loss) of Albany Safran Composites (ASC)	$4,227	$(12,261)
Less: Return attributable to the Company's preferred holding	1,325	1,202
Net income/(loss) of ASC available for common ownership	$2,902	$(13,463)
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$290	$(1,346)

Noncontrolling interest, beginning of year	$3,799	$4,006
Net income/(loss) attributable to noncontrolling interest	290	(1,346)
Changes in other comprehensive income attributable to noncontrolling interest	(451)	1,139
Noncontrolling interest, end of year	$3,638	$3,799

11. Accounts Receivable
As of December 31, 2021 and 2020, Accounts receivable consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Trade and other accounts receivable	$168,046	$167,370
Bank promissory notes	26,284	24,860
Allowance for expected credit losses	(2,345)	(3,807)
Accounts receivable, net	$191,985	$188,423

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of December 31, 2021 and December 31, 2020, Noncurrent receivables were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Noncurrent receivables	$32,049	$36,539
Allowance for expected credit losses	(200)	(274)
Noncurrent receivables, net	$31,849	$36,265

As described in Note 1, effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses (CECL). This accounting update replaces the incurred loss impairment methodology under previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under this standard, the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable, Contract assets and Noncurrent receivables. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.

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
The following tables present the (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2020	(Charge)/ benefit	Currency translation	Other	December 31, 2021
Specific customer reserves	$(1,742)	$(187)	$116	$421	$(1,392)
Incremental expected credit losses	(2,065)	1,074	38	—	(953)
Accounts receivable expected credit losses	$(3,807)	$887	$154	$421	$(2,345)

(in thousands)	December 31, 2019	CECL transition adjustment	(Charge)/ benefit	Currency translation	Other	December 31, 2020
Specific customer reserves	$(1,719)	$(44)	$(43)	$(42)	$106	$(1,742)
Incremental expected credit losses	$—	$(1,139)	$(857)	$(46)	$(23)	$(2,065)
Accounts receivable expected credit losses	$(1,719)	$(1,183)	$(900)	$(88)	$83	$(3,807)

The following tables present the (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

(in thousands)	December 31, 2020	(Charge)/ benefit	Currency translation	Other	December 31, 2021
Noncurrent receivables expected credit losses	$(274)	$72	$2	$—	$(200)

(in thousands)	December 31, 2019	CECL transition adjustment	(Charge)/ benefit	Currency translation	Other	December 31, 2020
Noncurrent receivables expected credit losses	$—	$(206)	$(71)	$3	$—	$(274)

12. Contract Assets and Liabilities
Contract assets and Contract liabilities (included in Accrued liabilities) are reported in the Consolidated Balance Sheets in a net position, on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Contract assets	$113,249	$140,348
Allowance for expected credit losses	(703)	(1,059)
Contract assets, net	$112,546	$139,289

Contract liabilities	$6,959	$8,206
Contract assets decreased $26.7 million during the year ended December 31, 2021, driven by cash inflows due to significant deliveries of LEAP components, which were delayed in the prior year due to slowdowns in the Boeing 737 MAX program. Other than the allowance for expected credit losses, there were no other provisions for losses related to our Contract assets during the years ended December 31, 2021 and 2020.
The following tables present the (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2020	(Charge)/ benefit	Currency translation	Other	December 31, 2021
Contract assets expected credit losses	$(1,059)	$339	$16	$1	$(703)

(in thousands)	December 31, 2019	CECL transition adjustment	(Charge)/ benefit	Currency translation	Other	December 31, 2020
Contract assets expected credit losses	$—	$(403)	$(657)	$(5)	$6	$(1,059)

Contract liabilities decreased $1.2 million during the year ended December 31, 2021, primarily due to revenue recognition from satisfied performance obligations exceeding the amounts invoiced to customers for contracts that were in a contract liability position. Revenue recognized for the years ended December 31, 2021 and 2020 that was included in the Contract liability balance at the beginning of the year was $5.8 million and $3.8 million, respectively.

13. Inventories

As of December 31, 2021 and 2020, inventories consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials	$58,689	$57,789
Work in process	44,839	40,416
Finished goods	14,354	12,273
Total inventories	$117,882	$110,478

14. Property, Plant and Equipment
The table below sets forth the components of property, plant and equipment as of December 31, 2021 and 2020:

(in thousands)	2021	2020	Estimated useful life
Land and land improvements	$14,832	$15,611	25 years for improvements
Buildings	243,584	246,137	15 to 40 years
Right of use assets	10,971	10,971	10 to 15 years
Machinery and equipment	1,067,059	1,076,092	5 to 15 years
Furniture and fixtures	7,857	8,638	5 years
Computer and other equipment	19,135	19,294	3 to 10 years
Software	63,379	62,400	5 to 8 years
Capital expenditures in progress	64,238	46,228
Property, plant and equipment, gross	1,491,055	1,485,371
Accumulated depreciation and amortization	(1,054,638)	(1,036,817)
Property, plant and equipment, net	$436,417	$448,554
Depreciation expense was $65.1 million in 2021, $63.3 million in 2020, and $62.1 million in 2019. Software amortization is recorded in Selling, general, and administrative expense and was $1.9 million in 2021, $2.1 million in 2020, and $2.4 million in 2019.
Capital expenditures, including purchased software, were $53.7 million in 2021, $42.4 million in 2020, and $68.0 million in 2019. Unamortized software cost was $3.9 million, $4.8 million, and $5.3 million in each of the years ended December 31, 2021, 2020, and 2019, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $19.3 million in 2021, $17.7 million in 2020, and $19.8 million in 2019.

15. Goodwill and Other Intangible Assets

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
The changes in intangible assets and goodwill from December 31, 2019 to December 31, 2021, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2020	Other Changes	Amortization	Currency Translation	Balance at December 31, 2021
Finite-Lived intangible assets:
AEC Trademarks and trade names	6-15	$57	$—	$(12)	$—	$45
AEC Technology	10-15	5,744	—	(629)	(403)	4,712
AEC Intellectual property	15	1,160	—	(83)	—	1,077
AEC Customer contracts	6	3,632	—	(2,912)	—	720
AEC Customer relationships	8-15	36,260	—	(3,503)	(230)	32,527
AEC Other intangibles	5	16	—	(16)	—	—
Total Finite-Lived intangible assets		$46,869	$—	$(7,155)	$(633)	$39,081
Indefinite-Lived intangible assets:
MC Goodwill		$72,290	$—	$—	$(3,961)	$68,329
AEC Goodwill		115,263	—	—	(1,468)	113,795
Total Indefinite-Lived intangible assets		$187,553	$—	$—	$(5,429)	$182,124

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2019	Other Changes	Amortization	Currency Translation	Balance at December 31, 2020
Finite-Lived intangible assets:
AEC Trademarks and trade names	6-15	$73	$—	$(16)	$—	$57
AEC Technology	10-15	5,804	—	(670)	610	5,744
AEC Intellectual property	15	1,243	—	(83)	—	1,160
AEC Customer contracts	6	6,544	—	(2,912)	—	3,632
AEC Customer relationships	8-15	39,147	329	(3,513)	297	36,260
AEC Other intangibles	5	81	—	(65)	—	16
Total Finite-Lived intangible assets		$52,892	$329	$(7,259)	$907	$46,869
Indefinite-Lived intangible assets:
MC Goodwill		$67,672	$—	$—	$4,618	$72,290
AEC Goodwill		113,262	335	—	1,666	115,263
Total Indefinite-Lived intangible assets		$180,934	$335	$—	$6,284	$187,553
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
As of December 31, 2021, the gross carrying amount and accumulated amortization of Finite-Lived intangible assets was $78.3 million and $39.2 million, respectively. As of December 31, 2020, the gross carrying amount and accumulated amortization of Finite-Lived intangible assets was $78.0 million and $31.1 million, respectively.
Amortization expense related to Finite-lived intangible assets was reported in the Consolidated Statement of Income as follows: $3.0 million in Cost of goods sold and $4.2 million in Selling, general and administrative expenses in 2021; $3.0 million in Cost of goods sold and $4.3 million in Selling, general and administrative expenses in 2020; and $3.0 million in Cost of goods sold and $3.3 million in Selling, general and administrative expenses in 2019. Estimated amortization expense of intangibles for the years ending December 31, 2022 through 2026, is as follows:

Year	Annual amortization (in thousands)
2022	$4,900
2023	4,200
2024	4,200
2025	4,200
2026	3,600

16. Accrued Liabilities
Accrued liabilities consist of:

(in thousands)	2021	2020
Salaries, wages and benefits	$54,254	$47,178
Pension and postretirement	10,742	5,941
Returns and allowances	9,798	10,560
Contract liabilities	6,959	8,206
Dividends	6,742	6,469
Operating and Financing lease liabilities	5,336	5,871
Contract loss reserve	3,608	11,250
Other tax	9,041	9,866
Freight	4,031	3,474
Professional fees	3,926	3,451
Other	9,888	13,193
Total	$124,325	$125,459

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

17. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	2021	2020
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.74% in 2021 and 3.50% in 2020 (including the effect of interest rate hedging transactions, as described below), due in 2024	$350,000	$398,000
Other debt, at an average end of period rate of 5.50% in both 2021 and 2020, final payment was made on April 20, 2021	—	9
Long-term debt	350,000	398,009
Less: current portion	—	(9)
Long-term debt, net of current portion	$350,000	$398,000
Principal payments of $350 million are due on long-term debt in 2024. Cash payments of interest amounted to $14.9 million in 2021, $15.1 million in 2020 and $17.4 million in 2019.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $350 million of borrowings were outstanding as of December 31, 2021. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 16, 2021, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2021, we would have been able to borrow an additional $350 million under the Agreement.
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

On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2021 was 0.11%.
On November 27, 2017, we terminated our interest rate swap agreements, originally entered into on May 9, 2016, that had effectively fixed the interest rate on $300 million of revolving credit borrowings, in order to enter into a new interest rate swap with a greater notional amount, and the same maturity as the Credit Agreement. We received $6.3 million when the swap agreements were terminated and that payment was amortized into interest expense through March 2021.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on December 16, 2021 was 0.11%, during the swap period. On December 16, 2021, the all-in-rate on the $350 million of debt was 3.735%.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
17. Financial Instruments — (continued)
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 and minimum interest coverage (as defined) of 3.00.
As of December 31, 2021, our leverage ratio was 1.04 and our interest coverage ratio was 14.69. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt. We were in compliance with all debt covenants as of December 31, 2021.
Currently, our Credit Agreement and certain of our derivative instruments reference one-month USD LIBOR-based rates, which are set to discontinue after June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Our Credit Agreement contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. ASU 2020-04, Reference Rate Reform, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We adopted certain provisions of ASU 2020-04 during 2021. While we currently do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, we will continue to monitor the impact of this transition until it is completed.

18. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2021, or at December 31, 2020.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)

	December 31, 2021		December 31, 2020
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value
Assets:
Cash equivalents	$20,665	$—	$17,508	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	702	—	748	—
Interest rate swaps	—	3,328	—	—
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	(5,176)	—	(12,714)
_____________________
(a)Original cost basis $0.5 million
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of December 31, 2021, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $7.1 million in 2021, $5.4 million in 2020 and $(0.6) million in 2019. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.3 million in 2021, $1.4 million in 2020, and $0.5 million in 2019.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
19. Other Noncurrent Liabilities
As of December 31, 2021 and 2020, Other Noncurrent Liabilities consisted of the following:

(in thousands)	2021	2020
Postretirement benefits other than pensions	$41,257	$44,317
Pension liabilities	30,850	35,607
Finance leases	14,515	16,121
Operating leases	11,001	13,589
Interest rate swap agreements	5,176	12,714
Deferred payroll taxes	—	2,593
Incentive and deferred compensation	3,257	2,286
Other	1,738	3,197
Total	$107,794	$130,424

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
We have operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
The components of lease expense were as follows:

	For the years ended
(in thousands)	December 31, 2021	December 31, 2020
Finance lease
Amortization of right-of-use asset	$997	$1,056
Interest on lease liabilities	1,353	1,475
Operating lease
Fixed lease cost	5,283	5,448
Variable lease cost	(259)	314
Short-term lease cost	1,037	996
Total lease expense	$8,411	$9,289

Lease expense for the year ended December 31, 2019 was $8.9 million.
Supplemental cash flow information related to leases was as follows:

	For the years ended
(in thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,233	$5,300
Operating cash outflows from finance leases	1,353	1,475
Financing cash outflows from finance leases	1,438	7,214
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,189	$4,017
Finance leases	—	—

The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
In March 2020, the Company purchased, in cash, the primary CirComp GmbH operating facility in Germany for $5.8 million. This resulted in the recording of land and building assets, and the removal of the finance lease right of use assets and associated lease liabilities. The purchase is included with Principal payments on finance lease liabilities in the Consolidated Statements of Cash Flows.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2021	December 31, 2020
Operating leases
Right of use assets included in Other assets	$14,366	$17,712
Lease liabilities included in
Accrued liabilities	$3,730	$4,433
Other noncurrent liabilities	11,001	13,589
Total operating lease liabilities	$14,731	$18,022
Finance leases
Right-of-use assets included in Property, plant and equipment, net	$7,979	$8,976
Lease liabilities included in
Accrued liabilities	$1,606	$1,438
Other noncurrent liabilities	14,515	16,121
Total finance lease liabilities	$16,121	$17,559

Additional information for leases existing at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	6 years	6 years
Finance leases	8 years	9 years
Weighted average discount rate
Operating leases	4.4%	4.5%
Finance leases	8.0%	8.0%

Maturities of lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Operating leases	Finance leases
Year ending December 31,
2022	$4,737	$2,838
2023	3,412	3,004
2024	2,199	3,004
2025	1,801	3,004
2026	1,782	3,004
Thereafter	2,789	6,501
Total lease payments	16,720	21,355
Less imputed interest	(1,989)	(5,234)
Total	$14,731	$16,121

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
We were defending 3,609 claims as of December 31, 2021.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2019	3,684	51	75	3,708	$25
2020	3,708	152	59	3,615	57
2021	3,615	32	26	3,609	$93
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2021 we had resolved, by means of settlement or dismissal, 37,980 claims. The total cost of resolving all claims was $10.5 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
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
Annual awards granted under this plan resulted in cash payments of $3.1 million in 2021 and $2.4 million in 2020 as a result of performance in in the preceding year.

The Compensation Committee granted the executive management team a multi-year incentive compensation award in each 2019, 2020 and 2021. Each of these awards vests over three years from the grant date, and the extent of payout is dependent upon the achievement of certain performance metrics during the vesting period, as defined by the Compensation Committee. Payout is scheduled to occur no later than 90 days after the end of the vesting period. If a participant terminates employment prior to the award becoming fully vested, the person may

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Incentive Plans — (continued)

forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used to measure the cost for the share-based portion of an award. Expense associated with these awards is recognized over the vesting period. In connection with these awards, we recognized expense of $3.7 million in 2021, $4.8 million in 2020 and $4.9 million in 2019. The net impact to earnings for the respective years was $2.6 million, $3.4 million, and $3.5 million. Based on current estimates of achievement of certain performance metrics, we anticipate recognizing $1.4 million of expense in 2022 and $0.3 million of expense in 2023 and 2024, respectively.

Beginning in 2021, the executive management team also receives restricted stock units that vest annually on December 31 and pay out no later than 90 days after the vesting period ends. The grant date share price is the date when the award is approved by the Compensation Committee and is used to measure the cost of the award. We recognized $0.6 million of expense in 2021 associated with these restricted stock units. The net impact to earnings was $0.4 million.
As of December 31, 2021, there were 1,070,820 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2019	112,465	$49.96	$5,619
Forfeitures	—
Payments	(45,689)	$36.74
Shares accrued based on 2019 performance	14,936	$92.12
Shares potentially payable at December 31, 2019	81,712	$65.06	$5,316
Forfeitures	—
Payments	(20,680)	$47.35
Shares accrued based on 2020 performance	36,808	$73.43
Shares potentially payable at December 31, 2020	97,840	$71.95	$7,040
Forfeitures	—
Payments	(31,722)	$66.25
Shares accrued based on 2021 performance	41,512	$78.06
Shares potentially payable at December 31, 2021	107,630	$75.99	$8,179
In 2012, the Company adopted a Phantom Stock Plan ("PSP") whereby awards under this program vest over a 5 year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $6.6 million in 2021, $5.4 million in 2020, and $6.3 million in 2019. The net impact to earnings for the respective years was $4.6 million, $3.9 million, and $4.5 million. Based on awards outstanding at December 31, 2021, we expect to record approximately $15 million of compensation cost from 2022 to 2025. The weighted average period for recognition of that cost is approximately 2 years.
The determination of compensation expense for the PSP is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to the PSP is presented below:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Incentive Plans — (continued)

	Number of shares	Weighted average value per share	Cash paid for share based liabilities (000's)
Share units potentially payable at January 1, 2019	227,301

Grants	58,878
Changes due to performance	21,740
Payments	(69,912)	$70.67	$5,528
Forfeitures	(22,935)
Share units potentially payable at December 31, 2019	215,072

Grants	63,104
Changes due to performance	27,921
Payments	(80,808)	$73.04	$5,848
Forfeitures	(11,441)
Share units potentially payable at December 31, 2020	213,848

Grants	56,536
Changes due to performance	52,296
Payments	(68,622)	$74.22	$5,093
Forfeitures	(5,644)
Share units potentially payable at December 31, 2021	248,414
During 2019, 2020 and 2021, the Company granted restricted stock units to executives. The amount of compensation expense is subject to change in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The vesting and payments due under these grants will occur in various periods from 2019 to 2022. Expense recognized for these grants was $0.6 million in 2021, $0.4 million in 2020, and $1.1 million in 2019. The net impact to earnings for the respective years was $0.4 million, $0.3 million, and $0.8 million. Based on awards outstanding at December 31, 2021, we expect to record approximately $0.2 million of compensation cost during 2022.
The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $6.2 million in 2021, $6.5 million in 2020, and $6.8 million in 2019.
The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors reviews and approves the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $4.8 million in 2021, $3.6 million in 2020, and $3.7 million in 2019.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)
In 2019, a public offering of a portion of the Standish Family shares reduced the number of Class A Common Stock reserved for the conversion of Class B shares, by 1.6 million. In 2021, Standish Family Holdings, LLC and J.S. Standish Company (the "Selling Stockholders") agreed to sell to J.P. Morgan Securities LLC all of its ownership in the Company's Class A common stock. Such constituted a sale of nearly all of the remaining 1.6 million shares of the Company’s Class A Common Stock, par value $0.001 per share, to be issued upon conversion of an equal number of shares of the Company’s Class B common stock, par value $0.001 per share, at a price per share of $75.9656 (the "Transaction"). Immediately following the Transaction, the Selling Stockholders and related persons (including Christine L. Standish and John C. Standish) hold in the aggregate shares of the Company’s common stock entitling them to cast less than one percent of the combined votes entitled to be cast by all stockholders of the Company.
In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. Through December 31, 2021, the Company has repurchased 285,286 shares for a total of cost of $24.4 million.
Activity in Shareholders’ equity for 2019, 2020, and 2021 is presented below:

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2019	37,450	$37	3,234	$3	$430,555	$589,645	$(158,388)	8,419	$(256,603)	$3,031	$608,280
Net income attributable to the Company	—	—	—	—	—	132,398	—	—	—	985	133,383
Adoption of accounting standards (a)	—	—	—	—	—	35	—	—	—	—	35
Compensation and benefits paid or payable in shares	26	—	—	—	1,311	—	—	—	—	—	1,311
Options exercised	7	—	—	—	112	—	—	—	—	—	112
Shares issued to Directors'	—	—	—	—	540	—	—	(10)	212	—	752
Dividends declared
Class A Common Stock, $0.73 per share	—	—	—	—	—	(21,818)	—	—	—	—	(21,818)
Class B Common Stock, $0.73 per share	—	—	—	—	—	(1,763)	—	—	—	—	(1,763)
Conversion of Class B shares to Class A shares (b)	1,616	2	(1,616)	(1)	—	(1)	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(6,876)	—	—	(10)	(6,886)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(2,885)	—	—	—	(2,885)
Derivative valuation adjustment	—	—	—	—	—	—	(7,832)	—	—	—	(7,832)
December 31, 2019	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Net income attributable to the Company	—	—	—	—	—	98,589	—	—	—	(1,346)	97,243

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

Adoption of accounting standards (c)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Compensation and benefits paid or payable in shares	13	—	—	—	622	—	—	—	—	—	622
Options exercised	3	—	—	—	55	—	—	—	—	—	55
Shares issued to Directors'	—	—	—	—	501	—	—	(18)	382	—	883
Dividends declared
Class A Common Stock, $0.77 per share	—	—	—	—	—	(23,651)	—	—	—	—	(23,651)
Class B Common Stock, $0.77 per share	—	—	—	—	—	(1,245)	—	—	—	—	(1,245)
Cumulative translation adjustments	—	—	—	—	—	—	39,649	—	—	1,139	40,788
Pension and postretirement liability adjustments	—	—	—	—	—	—	10,333	—	—	—	10,333
Derivative valuation adjustment	—	—	—	—	—	—	(6,409)	—	—	—	(6,409)
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income attributable to the Company	—	—	—	—	—	118,478	—	—	—	290	118,768
Compensation and benefits paid or payable in shares	20	—	—	—	2,441	—	—	—	—	—	2,441
Options exercised	7	—	—	—	153	—	—	—	—	—	153
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Purchase of Treasury shares (d)	—	—	—	—	—	—	—	285	(24,375)	—	(24,375)
Dividends declared
Class A Common Stock, $0.81 per share	—	—	—	—	—	(25,520)	—	—	—	—	(25,520)
Class B Common Stock, $0.81 per share	—	—	—	—	—	(647)	—	—	—	—	(647)
Conversion of Class B shares to Class A shares (e)	1,618	2	(1,618)	(2)	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(22,677)	—	—	(451)	(23,128)
Pension and postretirement liability adjustments	—	—	—	—	—	—	1,171	—	—	—	1,171
Derivative valuation adjustment	—	—	—	—	—	—	7,930	—	—	—	7,930
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605

(a)As described in Note 20, the Company adopted ASC 842, Leases effective January 1, 2019, which resulted in an increase to Retained earnings of less than $0.1 million.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)
(b)In the second quarter of 2019, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offering, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC.
(c)As described in Note 1, the Company adopted the provisions of ASC 326, Current expected credit losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.
(d)On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2021, the Company repurchased 285,286 shares totaling $24.4 million.
(e)In the third and fourth quarters of 2021, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offerings, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2021. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2021. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

/s/ A. William Higgins	/s/ Stephen M. Nolan	/s/ Elisabeth Indriani
A. William Higgins	Stephen M. Nolan	Elisabeth Indriani
President and Chief Executive Officer and Director	Chief Financial Officer and Treasurer	Vice President and Controller
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Item 9B.    OTHER INFORMATION
None.

Index

PART III
The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2022 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders.
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
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the sections of the Company’s 2022 Proxy Statement captioned “Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Index

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2022 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	834	(1)	$20.63	1,070,820	(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—		—	—
Total	834	(1)	$20.63	1,070,820	(2),(3),(4),(5)
_______________________
(1)Does not include 20,306, 58,938, and 64,110 shares that may be issued pursuant to 2019, 2020 and 2021, respectively, performance incentive awards granted to certain executive officers pursuant to the 2017 Incentive Plan, nor 6,285 shares that may be awarded as performance retention bonus under the 2017 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
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
(4)968,278 shares available for future issuance under the 2017 Incentive Plan. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan are only counted as used to the extent they are actually issued and delivered, including shares withheld to satisfy tax requirement. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. The Plan awards (including those set forth in column (c) above) would be 968,278.

Index

(5)The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $180,000, $105,000 of which is required to be paid in shares of Class A Common Stock, the total number of shares to be paid to each Director each year shall be determined by the closing price of a share of such stock on the day of the Annual Meeting at which the election of directors for such year occurs ("the Valuation Price"), as such Valuation Price is reported for such day in the Wall Street Journal, rounded down to the nearest whole number. Directors are expected to hold shares with a value of $540,000 or three times the value of the annual retainer. Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. A director and related persons, who owns shares of Common Stock with a value of at least $540,000 may elect to receive, in cash, all or any portion of the retainer otherwise payable in shares of Common Stock.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the section captioned “Election of Directors” in the Company’s 2022 Proxy Statement is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Albany, NY, Auditor Firm ID: 185.
The information required by this item is set forth in the section captioned “Independent Auditors” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

Index

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		06/02/15
3 (b)	Bylaws of Company		8-K		02/23/11
4.1	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.		8-K		08/05/21
4 (a)	Article IV of Certificate of Incorporation of Company		8-K		06/02/15
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		09/30/87
Credit Agreement
10(k)(xx)
$700 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 27, 2020
			8-K		10/29/20
Restricted Stock Units
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		05/13/08
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	08/09/11
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		09/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	05/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019		10-K	12/31/19	02/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement		10-K	12/31/19	02/28/20
10(l)(xv)	Form of 2021 Restricted Stock Unit Award Agreement		8-K		02/25/21
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		01/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
Executive Compensation
10(m)(ix)	2011 Incentive Plan		8-K		06/01/11
10(m)(xvii)	Form of 2011 Annual Performance Bonus Agreement		8-K		03/29/11
10(m)(xviii)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		03/29/11
10(m)(xix)	Form of 2021 Multi-year Performance Bonus Agreement		8-K		02/25/21
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		01/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		01/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		03/29/17

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(n)(iii)	Form of Incentive Award, dated April 1, 2019, between the Company and Stephen M. Nolan		10-Q	3/31/19	05/01/19
10(n)(iv)	Form of Sign on Bonus Agreement, dated November 4,2019, between the Company and Greg Harwell		10-K	12/31/19	02/28/20
10(n)(v)	Form of Retention Bonus Agreement, dated January 21, 2020, between the Company and Stephen M. Nolan		8-K		01/23/20
10(n)(vi)	Form of 2021 Annual Performance Bonus Agreement		8-K		02/25/21
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		03/28/18
10(p)	Code of Ethics		10-K	12/31/03	03/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		01/13/05
10(t)	Form of Indemnification Agreement		8-K		04/12/06
10(u)(vii)	Employment agreement, dated January 21, 2020, between the Company and A. William Higgins		10-K	12/31/19	02/28/20
10(u)(viii)	Transition bonus agreement, dated January 15, 2021, between the Company and David M. Pawlick		10-K	12/31/20	02/25/21
10.1	Fee side letter agreement between Albany International Corp. and Standish Family Holdings, LLC and J.S. Standish Company, dated May 28, 2019		8-K		05/28/19
10.1
Fee side letter agreement between Albany International Corp. and J.S. Standish Company, Christine L. Standish, John C. Standish, Standish Family Holdings, LLC and J. Spencer Standish Discretionary Trust for Christine L. Standish, dated August 5, 2021
			8-K		08/05/21
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	02/26/14
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X	10-K	12/31/21	02/25/22
21	Subsidiaries of Company	X	10-K	12/31/21	02/25/22
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/21	02/25/22
24	Powers of Attorney	X	10-K	12/31/21	02/25/22
31(a)	Certification of A. William Higgins required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/21	02/25/22
31(b)	Certification of Stephen M. Nolan required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/21	02/25/22
32(a)	Certification of A. William Higgins and Stephen M. Nolan required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/21	02/25/22

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019	X	10-K	12/31/21	2/25/22
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	X	10-K	12/31/21	2/25/22
101(iii)	Consolidated Balance Sheets as of December 31, 2021 and 2020	X	10-K	12/31/21	2/25/22
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	X	10-K	12/31/21	2/25/22
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/21	2/25/22
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2022.

ALBANY INTERNATIONAL CORP.

By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 25, 2022
A. William Higgins	(Principal Executive Officer)

/s/ Stephen M. Nolan	Chief Financial Officer and Treasurer	February 25, 2022
Stephen M. Nolan	(Principal Financial Officer)

*	Vice President–Controller	February 25, 2022
Elisabeth Indriani	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 25, 2022
Erland E. Kailbourne

*	Director	February 25, 2022
Katharine Plourde

*	Director	February 25, 2022
Mark J. Murphy

*	Director	February 25, 2022
John R. Scannell

*	Director	February 25, 2022
Kenneth W. Krueger

*	Director	February 25, 2022
J. Michael McQuade

*	Director	February 25, 2022
Christina M. Alvord

*By /s/ Stephen M. Nolan
Stephen M. Nolan
Attorney-in-fact

Index

SCHEDULE II
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (a)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2021	$5,140	$(1,299)	$(593)	$3,248
2020 (b)	1,719	1,628	1,793	5,140
2019	7,337	309	(5,927)	1,719
Allowance for sales returns
Year ended December 31:
2021	$9,668	$6,022	$(6,138)	$9,552
2020	11,249	3,199	(4,780)	9,668
2019	11,343	7,278	(7,372)	11,249
Valuation allowance deferred tax assets
Year ended December 31:
2021	$10,270	$949	$(560)	$10,659
2020	9,102	391	777	10,270
2019	8,389	859	(146)	9,102
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
Notice of Annual Meeting

As part of our company-wide efforts to address the public health risks presented by the novel coronavirus pandemic, we will hold our Annual Meeting virtually this year. The Annual Meeting of the Company’s shareholders will be held virtually on Friday, May 20, 2022 at 9:00 a.m. EDT. Access details for the virtual meeting will be published in the Company’s 2022 Proxy filed with the Securities and Exchange Commission.
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

Index

Trademarks and Trade Names
INLINE, KRAFTLINE, PRINTLINE, HYDROCROSS, SEAM HYDROCROSS, HYDROMAX, SEAMPLANE, SEAM KMX, SPRING, VENTABELT EVM, VENTABELT XTS, VENTABELT XTR, TRANSBELT GX, TRANSBELT GXM, SPIRALTOP, AEROPULSE, AEROPOINT, DURASPIRAL, TOPSTAT, SUPRASTAT, PROVANTAGE, PROVANTAGE LC, PACKLINE, PACKTEX, PROLUX, KRAFTEX, FIBRETEX, ULTRA XT, DYNATEX, AEROCLEAN, SPIRALRUN, X-COR, K-COR, NOVALACE, DEXWIN, TWINCONE, FILAWIN, AIRSTRUT, SOFTLINE, and CARBON-24 are all trade names of Albany International Corp.

Directors and Officers

Directors
Erland E. Kailbourne, Chairman [2,3]	A. William Higgins
Retired – Chairman and Chief Executive Officer,	President and Chief Executive Officer
Fleet National Bank (New York Region)

Katharine L. Plourde[1,3]	Kenneth Krueger[1,3]
Retired – Principal and Analyst,	Chairman of the Board, Manitowoc Company Inc.
Donaldson, Lufkin & Jenrette, Inc.

Mark J. Murphy[1,3]	John R. Scannell[2]
Chief Financial Officer, Qorvo, Inc.	Chairman and Chief Executive Officer, Moog Inc.

J. Michael McQuade[2]	Christina M. Alvord[2]
Vice President for Research,	Retired - President, Southern and Gulf Coast division,
Carnegie Mellon University	Vulcan Materials Company

[1] Member, Audit Committee [2] Member, Compensation Committee [3] Member, Governance Committee

Officers
A. William Higgins	Stephen M. Nolan
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Daniel A. Halftermeyer	Greg Harwell
President – Machine Clothing	President – Engineered Composites

Alice McCarvill	Robert A. Hansen
Executive Vice President Human Resources	Senior Vice President and Chief Technology Officer
and Chief Human Resources Officer

Elisabeth Indriani	Joseph M. Gaug
Vice President – Controller	Vice President – General Counsel and Secretary