Form 10-Q
period 2022-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2022-04-26
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.5 million shares of Class A Common Stock and no shares of Class B Common Stock outstanding as of April 15, 2022.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$244,169	$222,362
Cost of goods sold	152,565	133,816

Gross profit	91,604	88,546
Selling, general, and administrative expenses	42,707	37,195
Technical and research expenses	9,889	9,481
Restructuring expenses, net	254	52

Operating income	38,754	41,818
Interest expense, net	3,609	3,569
Other expense/(income), net	(3,928)	600

Income before income taxes	39,073	37,649
Income tax expense	10,998	10,040

Net income	$28,075	$27,609
Net income attributable to the noncontrolling interest	338	27
Net income attributable to the Company	$27,737	$27,582

Earnings per share attributable to Company shareholders - Basic	$0.87	$0.85

Earnings per share attributable to Company shareholders - Diluted	$0.87	$0.85

Shares of the Company used in computing earnings per share:
Basic	31,877	32,352

Diluted	31,961	32,401

Dividends declared per share, Class A and Class B	$0.21	$0.20
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$28,075	$27,609

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(1,551)	(15,439)
Amortization of pension liability adjustments:
Prior service credit	(1,123)	(1,119)
Net actuarial loss	971	1,109
Payments and amortization related to interest rate swaps included in earnings	1,696	1,476
Derivative valuation adjustment	11,721	(478)

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	344	336
Amortization of net actuarial loss	(297)	(333)
Payments and amortization related to interest rate swaps included in earnings	(430)	(381)
Derivative valuation adjustment	(2,969)	135
Comprehensive income/(loss)	36,437	12,915
Comprehensive income/(loss) attributable to the noncontrolling interest	394	(183)
Comprehensive income/(loss) attributable to the Company	$36,043	$13,098
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$307,415	$302,036
Accounts receivable, net	207,555	191,985
Contract assets, net	112,262	112,546
Inventories	123,835	117,882
Income taxes prepaid and receivable	126	1,958
Prepaid expenses and other current assets	37,387	32,394
Total current assets	$788,580	$758,801

Property, plant and equipment, net	431,860	436,417
Intangibles, net	37,170	39,081
Goodwill	180,785	182,124
Deferred income taxes	20,317	26,376
Noncurrent receivables, net	30,982	31,849
Other assets	90,367	81,416
Total assets	$1,580,061	$1,556,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$64,501	$68,954
Accrued liabilities	108,855	124,325
Current maturities of long-term debt	—	—
Income taxes payable	4,711	14,887
Total current liabilities	178,067	208,166

Long-term debt	427,000	350,000
Other noncurrent liabilities	99,498	107,794
Deferred taxes and other liabilities	11,244	12,499
Total liabilities	715,809	678,459

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,781,434 issued in 2022 and 40,760,577 in 2021	41	41
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; none issued and outstanding in 2022 and 104 in 2021	—	—
Additional paid in capital	437,748	436,996
Retained earnings	884,133	863,057
Accumulated items of other comprehensive income:
Translation adjustments	(107,610)	(105,880)
Pension and postretirement liability adjustments	(38,416)	(38,490)
Derivative valuation adjustment	8,404	(1,614)
Treasury stock (Class A), at cost; 9,179,776 shares in 2022 and 8,665,090 shares in 2021	(324,080)	(280,143)
Total Company shareholders' equity	860,220	873,967
Noncontrolling interest	4,032	3,638
Total equity	864,252	877,605
Total liabilities and shareholders' equity	$1,580,061	$1,556,064
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$28,075	$27,609
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	15,597	16,589
Amortization	2,165	2,293
Change in deferred taxes and other liabilities	1,792	4,442
Impairment of property, plant, equipment, and inventory	2,868	185
Non-cash interest expense	282	45
Compensation and benefits paid or payable in Class A Common Stock	745	(13)
Provision for credit losses from uncollected receivables and contract assets	1,858	(110)
Foreign currency remeasurement (gain)/loss on intercompany loans	(2,385)	(308)
Fair value adjustment on foreign currency options	(977)	139

Changes in operating assets and liabilities that (used)/provided cash:
Accounts receivable	(15,674)	(3,236)
Contract assets	272	16,104
Inventories	(7,549)	(8,563)
Prepaid expenses and other current assets	(1,976)	(899)
Income taxes prepaid and receivable	1,829	(1,465)
Accounts payable	(375)	9,188
Accrued liabilities	(19,350)	(19,485)
Income taxes payable	(10,890)	(8,077)
Noncurrent receivables	614	488
Other noncurrent liabilities	(1,914)	(2,097)
Other, net	(398)	857
Net cash (used in)/provided by operating activities	(5,391)	33,686

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,719)	(12,534)
Purchased software	(35)	(2)
Net cash used in investing activities	(15,754)	(12,536)

FINANCING ACTIVITIES
Proceeds from borrowings	77,000	8,000
Principal payments on debt	—	(22,007)
Principal payments on finance lease liabilities	(390)	(349)
Purchase of Treasury shares	(42,230)	—
Taxes paid in lieu of share issuance	(770)	(998)
Proceeds from options exercised	7	128
Dividends paid	(6,742)	(6,468)
Net cash provided by/(used in) financing activities	26,875	(21,694)

Effect of exchange rate changes on cash and cash equivalents	(351)	(2,901)

Increase/(decrease) in cash and cash equivalents	5,379	(3,445)
Cash and cash equivalents at beginning of period	302,036	241,316
Cash and cash equivalents at end of period	$307,415	$237,871
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Albany International Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier of the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract.The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM's LEAP engine) accounted for approximately 12 percent of the Company's consolidated Net sales in 2021. AEC net sales to Safran were $40.4 million and $27.7 million in the first three months of 2022 and 2021, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $83.7 million and $79.6 million as of March 31, 2022 and December 31, 2021, respectively.
Other significant programs by AEC include the F-35, Boeing 787, Sikorsky CH-53K and JASSM programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2021, approximately 47 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2022	2021
Net sales
Machine Clothing	$154,062	$148,206
Albany Engineered Composites	90,107	74,156
Consolidated total	$244,169	$222,362
Operating income/(loss)
Machine Clothing	$49,644	$50,363
Albany Engineered Composites	1,195	2,938
Corporate expenses	(12,085)	(11,483)
Operating income	$38,754	$41,818
Reconciling items:
Interest income	(652)	(529)
Interest expense	4,261	4,098
Other expense/(income), net	(3,928)	600
Income before income taxes	$39,073	$37,649

A subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.8 million expense in the consolidated statement of operations, representing reserves against the risk of uncollectible customer receivables and obsolescence of certain inventory destined for Russian customers. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss during the first quarter of 2022.
The table below presents restructuring costs by reportable segment:

	Three months ended March 31,
(in thousands)	2022	2021
Machine Clothing	$243	$(69)
Albany Engineered Composites	—	89
Corporate expenses	11	32
Total	$254	$52

Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts decreased operating income by $0.7 million during the first three months of 2022, compared to an insignificant effect in the same period last year.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended March 31, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$153,163	$899	$154,062

Albany Engineered Composites
ASC	—	39,712	39,712
Other AEC	3,913	46,482	50,395
Total Albany Engineered Composites	3,913	86,194	90,107

Total revenue	$157,076	$87,093	$244,169

	Three months ended March 31, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$147,341	$865	$148,206

Albany Engineered Composites
ASC	—	27,084	27,084
Other AEC	3,880	43,192	47,072
Total Albany Engineered Composites	3,880	70,276	74,156

Total revenue	$151,221	$71,141	$222,362

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2022	2021
Americas PMC	$76,616	$73,302
Eurasia PMC	55,486	55,143
Engineered Fabrics	21,960	19,761
Total Machine Clothing Net sales	$154,062	$148,206

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $263 million and $76 million as of March 31, 2022 and 2021, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2022, we expect to recognize as revenue approximately $79 million during 2022, $45 million during 2023, $38 million during 2024, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the three months ended March 31, 2022 and 2021, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$355	$545	$29	$33
Interest cost	1,417	1,338	305	276
Expected return on assets	(1,706)	(1,606)	—	—
Amortization of prior service cost/(credit)	(1)	3	(1,122)	(1,122)
Amortization of net actuarial loss	500	544	471	565
Net periodic benefit cost	$565	$824	$(317)	$(248)
The amount of net periodic benefit cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first three months of 2022 or 2021.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended March 31,
(in thousands)	2022	2021
Currency transaction (gains)/losses	$(3,741)	$166
Bank fees and amortization of debt issuance costs	96	107
Components of net periodic pension and postretirement cost other than service cost	(136)	(2)
Other	(147)	329
Total	$(3,928)	$600

Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $3.7 million in the first three months of 2022, as compared to losses of $0.2 million in the same period last year. Current year gains were primarily driven by the remeasurement of intercompany demand loans payable by a Mexican subsidiary.

Index
5. Income Taxes
The following table presents components of income tax expense for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
Income tax based on income from continuing operations (1)	$10,942	$11,332
Income tax before discrete items	10,942	11,332
Discrete tax expense:
Exercise of U.S. stock options	(9)	(142)
Impact of amended tax returns	(81)	(645)
Adjustments of prior year estimated taxes	104	(751)
Changes in uncertain tax positions	6	278
Other	36	(32)
Total income tax expense	$10,998	$10,040
(1) Calculated at estimated tax rates of 28.0% and 30.1%, respectively
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.
In the first quarter of 2021, the Company recorded a net tax benefit of $1.4 million related to the impact of U.S. amended tax returns and a U.S. adjustment of prior year estimated taxes. Additionally, the Company recorded an expense of $0.3 million related to the establishment of a foreign uncertain tax position.

6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2022	2021
Net income attributable to the Company	$27,737	$27,582

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,877	32,352
Effect of dilutive stock-based compensation plans:
Stock options	—	3
RSU and MPP shares	84	46

Weighted average number of shares used in calculating diluted net income per share	31,961	32,401

Average market price of common stock used for calculation of dilutive shares	$86.09	$79.30

Net income attributable to the Company per share:
Basic	$0.87	$0.85
Diluted	$0.87	$0.85

7. Accumulated Other Comprehensive Income (AOCI)

Index
The table below presents changes in the components of AOCI for the period December 31, 2021 to March 31, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications, net of tax	(1,730)	179	8,752	7,201
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	1,266	1,266
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(105)	—	(105)
Net current period other comprehensive income	(1,730)	74	10,018	8,362
March 31, 2022	$(107,610)	$(38,416)	$8,404	$(137,622)

The table below presents changes in the components of AOCI for the period December 31, 2020 to March 31, 2021:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications, net of tax	(15,955)	516	(343)	(15,782)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	1,095	1,095
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(7)	—	(7)
Net current period other comprehensive income	(15,955)	509	752	(14,694)
March 31, 2021	$(99,158)	$(39,152)	$(8,792)	$(147,102)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Statement of Income that were affected for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,696	$1,476
Income tax effect	(430)	(381)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,266	$1,095

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	(1,123)	(1,119)
Amortization of net actuarial loss	971	1,109
Total pretax amount reclassified (b)	(152)	(10)
Income tax effect	47	3
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(105)	$(7)
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

8. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
Net income/(loss) of Albany Safran Composites (ASC)	$3,702	$585
Less: Return attributable to the Company's preferred holding	319	318
Net /income/(loss) of ASC available for common ownership	$3,383	$267
Ownership percentage of noncontrolling shareholder	10%	10%
Net /income/(loss) attributable to the noncontrolling interest	$338	$27

Noncontrolling interest, beginning of year	$3,638	$3,799
Net income/(loss) attributable to noncontrolling interest	338	27
Changes in other comprehensive income attributable to the noncontrolling interest	56	(210)
Noncontrolling interest, end of interim period	$4,032	$3,616

9. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2022 and December 31, 2021, Accounts receivable consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Trade and other accounts receivable	$186,462	$168,046
Bank promissory notes	24,609	26,284
Allowance for expected credit losses	(3,516)	(2,345)
Accounts receivable, net	$207,555	$191,985

Index
The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of March 31, 2022 and December 31, 2021, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Noncurrent receivables	$31,177	$32,049
Allowance for expected credit losses	(195)	(200)
Noncurrent receivables, net	$30,982	$31,849

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
As of March 31, 2022 and December 31, 2021, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Contract assets	$112,967	$113,249
Allowance for expected credit losses	(705)	(703)
Contract assets, net	$112,262	$112,546

Contract liabilities	$5,293	$6,959

Contract assets decreased $0.3 million during the three-month period ended March 31, 2022. The decrease was primarily due to invoicing to customers exceeding revenue recognized for satisfied performance obligations for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the three month periods ended March 31, 2022 and March 31, 2021.
Contract liabilities decreased $1.7 million during the three-month period ended March 31, 2022, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the three-month periods ended March 31, 2022 and 2021 that was included in the Contract liability balance at the beginning of the year was $4.8 million and $4.3 million, respectively.

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
As of March 31, 2022 and December 31, 2021, Inventories consisted of the following:

Index

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$58,493	$58,689
Work in process	48,297	44,839
Finished goods	17,045	14,354
Total inventories	$123,835	$117,882

12. Goodwill and Other Intangible Assets
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
When a quantitative assessment is performed, determining the fair value of a reporting unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. Goodwill and other long-lived assets are reviewed for impairment whenever events, such as significant changes in the business climate, plant closures, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable.
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

13. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	March 31, 2022	December 31, 2021
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.42% in 2022 and 3.74% in 2021 (including the effect of interest rate hedging transactions, as described below), due in 2024	$427,000	$350,000
We had no current maturities of Long-term debt as of March 31, 2022 or December 31, 2021.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $427 million of borrowings were outstanding as of March 31, 2022. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 31, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2022, we would have been able to borrow an additional $273 million under the Agreement.
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

On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2022 was 0.44%.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date, which on March 16, 2022 was 0.44%, during the swap period. On March 16, 2022, the all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of March 31, 2022, our leverage ratio was 1.32 to 1.00 and our interest coverage ratio was 14.80 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt. We were in compliance with all debt covenants as of March 31, 2022.

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

14. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at March 31, 2022, or at December 31, 2021.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index

	March 31, 2022		December 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$19,058	$—	$20,665	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	689	—	702	—
Interest rate swaps		13,519	—	3,328
Liabilities:
Interest rate swaps	—	(1,941)	—	(5,176)
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of March 31, 2022, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $1.7 million for the three month period ended March 31, 2022, and $1.7 million for the three month period ended March 31, 2021. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.0 million for the three month period ended March 31, 2022 and $0.3 million for the three month period ended March 31, 2021.
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

Index
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Derivatives not designated as hedging instruments
Foreign currency options (gains)/losses	$(977)	$140

15. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,616 claims as of March 31, 2022.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2021	3,615	32	26	3,609	93
2022 (As of March 31)	3,609	2	9	3,616	$—

We anticipate that additional claims will be filed against the Company and related companies in the future but are unable to predict the number and timing of such future claims. Due to the fact that information sufficient to meaningfully estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to pending or future claims and therefore are unable to estimate a range of reasonably possible loss in excess of amounts already accrued for pending or future claims.
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2022, we had resolved, by means of settlement or dismissal, 37,982 claims. The total cost of resolving all claims was $10.5 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of March 31, 2022, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

Index
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

16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2021 to March 31, 2022:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	—	—	27,737	—	—	—	338	28,075
Compensation and benefits paid or payable in shares	21	—	—	—	745	—	—	—	—	—	745
Options exercised	—	—	—	—	7	—	—	—	—	—	7
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	515	(43,937)	—	(43,937)
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,661)	—	—	—	—	(6,661)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1,730)	—	—	56	(1,674)
Pension and postretirement liability adjustments	—	—	—	—	—	—	74	—	—	—	74
Derivative valuation adjustment	—	—	—	—	—	—	10,018	—	—	—	10,018
March 31, 2022	40,781	$41	—	$—	$437,748	$884,133	$(137,622)	9,180	$(324,080)	$4,032	$864,252
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2020 to March 31, 2021:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	27,582	—	—	—	27	27,609
Compensation and benefits paid or payable in shares	20	—	—	—	(13)	—	—	—	—	—	(13)
Options exercised	6			—	128	—	—	—	—	—	128
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(324)	—	—	—	—	(324)
Cumulative translation adjustments	—	—	—	—	—	—	(15,955)	—	—	(210)	(16,165)
Pension and postretirement liability adjustments	—	—	—	—	—	—	509	—	—	—	509
Derivative valuation adjustment	—	—	—	—	—	—	752	—	—	—	752
March 31, 2021	39,141	$39	1,618	$2	$433,811	$791,854	$(147,102)	8,391	$(256,009)	$3,616	$826,211
(a)In October 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2021, the Company repurchased 285,286 shares totaling $24.4 million.

Index
During the three months period ending March 31, 2022, the Company repurchased 514,686 shares totaling $43.9 million.

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
General risks associated with macroeconomic conditions, as noted above, have changed during the first three months of 2022. The recent escalation in the Russia-Ukraine military conflict has had and may continue to have profound effects on macroeconomic business conditions around the world, including in our Machine Clothing and Albany Engineered Composites segments. Certain COVID-19 related disruptions and risks have persisted during the current year, causing inflationary pressure connected to global supply chain bottlenecks and elevated energy price pressures. These challenges have only increased as a result of the Russia-Ukraine military conflict, which also has quickly prompted a global imposition of stringent sanctions that have resulted in a sharp decline in trade with Russia. Correspondingly, and in union with the global community, we voluntarily decided to dissolve business relationships in Russia during the first three months of 2022, despite the associated cost to our investment and the loss of future revenue in the region. While our Albany Engineered Composites segment does not have significant direct exposure in this region of the world, and our Machine Clothing segment has now significantly reduced its exposure, the broader economic ramifications of this conflict will indirectly affect all sectors of the economy. This conflict, which may yet be in its early stages, including imposed sanctions, has amplified inflationary pressures, driving higher prices for global oil, natural gas, agricultural and metal prices, as well as causing additional supply-chain disruptions.
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

Index
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
Effect of Russia-Military Conflict

The war between Russia and Ukraine is affecting the economic and global financial markets and exacerbating ongoing economic challenges caused by impacts of the ongoing COVID-19 pandemic, including rising inflation and global supply chain disruptions.

Our MC segment generates approximately 2% of its annual net sales from customers in Russia and Ukraine. In addition, a subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.8 million expense in cost of goods sold and in Selling, Administrative, and General expense, representing reserves against the risk of obsolescence of certain inventory destined for Russian customers and uncollectible receivables from Russian customers, respectively. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss included in Other expense/income - net during the first quarter of 2022.

We anticipate approximately $10.0 million reduction in future annual net sales in the MC segment, due to our cessation of doing business in Russia.

During the first three months of 2022, energy costs soared, the supply market continued to tighten against strong demands and global logistics challenges persisted.

Index
Our MC segment has continued experiencing price increases in raw materials, indirect supply, and logistics. Moreover, the ongoing impact of the COVID-19 pandemic in certain regions, such as China where zero COVID tolerance policy is enforced, further limiting the availability of raw materials. The ultimate financial impact due to the war between Russia and Ukraine, the ongoing COVID-19 pandemic, and inflationary environment is difficult to predict. After consideration of possible offsets through corresponding price increases to our customers and productivity improvements, we currently estimate a net increase to the MC segment input costs of between $8.0 million and $10.0 million for the year ending December 31, 2022. We estimate such net cost increases to unfavorably affect the MC segment gross margin by between 100 and 140 basis points for the year ending December 31, 2022.

Our Albany Engineered Composites segment does not have significant direct exposure in Russia. However, it has not been immune from supply chain disruptions due to raw material shortages, abnormally high commodity prices, labor shortages, and logistic constraints. Due to the nature of AEC’s contracts with its customers, we currently anticipate being able to pass through such cost increases to the customers.

Until the effects of the war between Russia and Ukraine, as well as the COVID-19 pandemic, on the economic and global financial markets subside, there can be no assurance that our input costs will not continue to rise beyond our current estimate, thus unfavorably impacting our future results of operations, financial position and liquidity.

Index

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2022	2021	% Change
Machine Clothing	$154,062	$148,206	4.0%
Albany Engineered Composites	90,107	74,156	21.5%
Total	$244,169	$222,362	9.8%
The following tables provide a comparison of 2022 Net sales, excluding the impact of currency translation effects, to 2021 Net sales:

(in thousands, except percentages)	Net sales as reported, Q1 2022	Decrease due to changes in currency translation rates	Q1 2022 sales on same basis as Q1 2021 currency translation rates	Net sales as reported, Q1 2021	% Change compared to Q1 2021, excluding currency rate effects
Machine Clothing	$154,062	$(2,528)	$156,590	$148,206	5.7%
Albany Engineered Composites	90,107	(1,158)	91,265	74,156	23.1%
Total	$244,169	$(3,686)	$247,855	$222,362	11.5%
Changes in currency translation rates had the effect of decreasing Net sales by $3.7 million during the first quarter of 2022, as compared to 2021, principally due to a weaker Euro in 2022. Excluding the effect of changes in currency translation rates:
•Net sales increased 11.5% compared to the same period in 2021.
•Net sales in MC increased 5.7% compared to the first quarter of 2021, driven by growth in sales for packaging and tissue grades.
•Net sales in AEC increased 23.1%, mainly due to growth on LEAP and CH-53K programs, partially offset by a decline on the F-35 platform.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
Machine Clothing	$79,345	$76,393
Albany Engineered Composites	12,259	12,153
Total	$91,604	$88,546
% of Net sales	37.5%	39.8%
The increase in 2022 Gross profit, as compared to the same period in 2021, was due to the effect of higher Net sales in MC and AEC business segments. Gross profit as a percentage of sales at Machine Clothing was flat at 51.5% as compared to the prior year, and at AEC decreased from 16.4% in 2021 to 13.6% in 2022, driven by recognition of reserves recorded on inventory that was damaged at an off-site storage facility. We recognized $0.7 million net unfavorable change in the estimated profitability of long-term contracts during the first quarter of 2022, compared to an insignificant amount in the first quarter of 2021.

Selling, Technical, General, and Research ("STG&R")
The following table summarizes STG&R expenses by business segment:

Index

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
Machine Clothing	$29,477	$26,099
Albany Engineered Composites	11,064	9,126
Corporate expenses	12,055	11,451
Total	$52,596	$46,676
% of Net sales	21.5%	21.0%
The overall increase in STG&R expenses was driven by customer credit loss reserve increases related to our dissolution of business relationships in Russia, higher incentive compensation costs, and the unfavorable effect of the revaluation of foreign currency balances.

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit and STG&R expenses, operating income was affected by restructuring expenses, as summarized in the following table:

	Three months ended March 31,
(in thousands)	2022	2021
Machine Clothing	$243	$(69)
Albany Engineered Composites	—	89
Corporate expenses	11	32
Total	$254	$52

Restructuring expense, net was insignificant in both the current and prior year, and was related primarily to the winding down of restructuring actions taken in prior periods.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2022	2021
Machine Clothing	$49,644	$50,363
Albany Engineered Composites	1,195	2,938
Corporate expenses	(12,085)	(11,483)
Total	$38,754	$41,818

Other Earnings Items

	Three months ended March 31,
(in thousands)	2022	2021
Interest expense, net	$3,609	$3,569
Other expense/(income), net	(3,928)	600
Income tax expense	10,998	10,040
Net income/(loss) attributable to the noncontrolling interest	338	27

Interest Expense, net
Interest expense, net, was largely in line with the prior year. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.

Index

Other (income)/expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $3.7 million in the first three months of 2022, as compared to losses of $0.2 million in the same period last year. Current year gains were primarily driven by the remeasurement of intercompany demand loans payable by a Mexican subsidiary.

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
The Company’s effective tax rates for the first quarter of 2022 and 2021 were 28.1% and 26.7%, respectively. The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year.
For more information on income tax, see Note 5 to the Consolidated Financial Statements.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 63% of our consolidated revenues during the first three months of 2022. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
Net sales	$154,062	$148,206
Gross profit	79,345	76,393
% of Net sales	51.5%	51.5%
STG&R expenses	29,477	26,099
Operating income	49,644	50,363
Net Sales
Net sales increased by 4.0%. Changes in currency translation rates, driven by a weaker Euro, had the effect of decreasing first-quarter 2022 sales by $2.5 million. Excluding the effect of changes in currency translation rates, Net sales in MC increased 5.7% compared to the first quarter of 2021, driven by growth in sales for packaging and tissue grades.

Index

Gross Profit
The increase in MC Gross profit was primarily due to higher sales as noted above, while MC gross margins were maintained at 51.5% year over year.

Operating Income
Operating income remained largely in line with the prior year, as higher STG&R expenses, driven by customer credit loss reserve increases related to our dissolution of business relationships in Russia, higher incentive compensation, and the unfavorable effect of the revaluation of foreign currency balances, more than offset the increase in gross profit.

Albany Engineered Composites Segment
The Albany Engineered Composites segment, including Albany Safran Composites, LLC, in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and Boeing 737 MAX family of jets. Other significant AEC programs include components for the F-35, fuselage frames for the Boeing 787, components for the CH53-K helicopter, and the fan case for the GE9X engine.

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2022	2021
Net sales	$90,107	$74,156
Gross profit	12,259	12,153
% of Net sales	13.6%	16.4%
STG&R expenses	11,064	9,126
Operating income	1,195	2,938

Net Sales
The increase in Net sales was mainly due to growth on LEAP and CH-53K programs, partially offset by a decline on the F-35 platform.

Gross Profit
The increase in Gross profit of $0.1 million was primarily driven by the increase in Net sales, offset by reserves recorded on inventory that was damaged at an off-site storage facility. We recognized $0.7 million net unfavorable change in the estimated profitability of long-term contracts during the first quarter of 2022, compared to an insignificant amount in the first quarter of 2021.

Long-term contracts
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for each of the first three months of 2022 and 2021. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC aircraft.
In addition, AEC has long-term contracts in which the selling price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost approach. Changes in estimated contract profitability will affect

Index
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

Operating Income
Operating income was lower for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to lower profit margins and increased STG&R expenses.

Working Capital, Liquidity and Capital Structure

Cash Flow Summary

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$28,075	$27,609
Depreciation and amortization	17,762	18,882
Changes in working capital (a)	(42,676)	(5,992)
Changes in other noncurrent liabilities and deferred taxes	(122)	2,345
Other operating items	(8,430)	(9,158)
Net cash provided by/(used in) operating activities	(5,391)	33,686
Net cash used in investing activities	(15,754)	(12,536)
Net cash (used in)/provided by financing activities	26,875	(21,694)
Effect of exchange rate changes on cash and cash equivalents	(351)	(2,901)
(Decrease)/increase in cash and cash equivalents	5,379	(3,445)
Cash and cash equivalents at beginning of year	302,036	241,316
Cash and cash equivalents at end of period	$307,415	$237,871
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Cash used in operating activities was $5.4 million in the first three months of 2022, compared to cash provided by operating activities of $33.7 million in the same period last year. AEC experienced particularly strong working capital cash flows in Accounts receivable and Contract assets during 2021, driven by significant deliveries of LEAP components throughout the year. In addition, timing of customer and vendor invoice payments, as well as higher incentive compensation payouts during the first three months in 2022 compared to the same period in 2021, contributed to the net cash used in operating activities.
Net cash provided by financing activities during 2022 increased $48.6 million compared to 2021, driven by increased borrowings, partially used to fund repurchases of shares.
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $427 million of borrowings were outstanding as of March 31, 2022. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on March 31, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of March 31, 2022, we would have been able to

Index
borrow an additional $273 million under the Agreement. We were in compliance with all debt covenants as of March 31, 2022.
For more information, see Note 13 to the Consolidated Financial Statements.
We believe cash flows from operations and availability under our Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. As of March 31, 2022, we had cash and cash equivalents of approximately $307 million and availability under our Credit Agreement of $273 million, for a total liquidity of approximately $580 million.
As of March 31, 2022, $289.5 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $190.2 million at March 31, 2022, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.
We strategically deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, to increase shareholder value, and to position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Our capital expenditures totaled $15.8 million and $12.5 million for the first three months ended March 31, 2022 and 2021, respectively, comprised of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consist of investments which improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.
We have also returned cash to shareholders through dividends and share repurchases. During the first three months of 2022, we paid $6.7 million in dividends and repurchased 515 thousand shares of our Class A Common shares at a cost of $43.9 million under the $200 million share repurchase program that our Board approved in October 2021.

Off-Balance Sheet Arrangements
As of March 31, 2022, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.
Recent Pronouncements
On March 9, 2022, the SEC issued a proposed rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies. The proposed rules are intended to provide more consistent, comparable and decision-useful information so that investors can better evaluate the Company’s exposure to cybersecurity risks, incidents, and strategies to mitigate risks and incidents. We will continue to monitor developments around this proposed rule.
On March 21, 2022, the SEC issued a proposed rule that would enhance and standardize the climate-related disclosures provided by public companies. Under the proposed rule, we would be required to provide quantitative and qualitative disclosures in registration statements and annual reports that include climate-related financial impact and expenditure metrics as well as a discussion of climate-related impacts on financial estimates and assumptions, all of which would be presented in a footnote to the financials statements. Such disclosures would also be subject to management's internal control over financial reporting ("ICFR") and external audit. As a Company, we have long been committed to sustainable practices and corporate social responsibility and have more recently taken steps to articulate our values and goals, some of which are summarized in our published sustainability report that is included at our website www.albint.com. In 2020, we began establishing more formalized and scalable approaches to our sustainability practices, reporting and systems, in order to ensure we prioritize efforts that are impactful to our business and stakeholders. We have begun to incorporate certain climate-related disclosures and risk factors in our existing disclosures to this point, but recognize the benefit of clearly defined rules and metrics that may drive more measurable, consistent, comparable and reliable information for investors. We will continue to monitor developments around this proposed rule, which once finalized, is expected to allow for a multi-year phased transition to achieving compliance.

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

Index
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$49,644	$1,195	$(12,085)	$38,754
Interest, taxes, other income/(expense)	—	—	(10,679)	(10,679)
Net income/(loss) (GAAP)	49,644	1,195	(22,764)	28,075
Interest expense, net	—	—	3,609	3,609
Income tax expense	—	—	10,998	10,998
Depreciation and amortization expense	4,923	12,039	800	17,762
EBITDA (non-GAAP)	54,567	13,234	(7,357)	60,444
Restructuring expenses, net	243	—	11	254
Foreign currency revaluation (gains)/losses	1,057	423	(3,740)	(2,260)
Dissolution of business relationships in Russia	1,787	—	781	2,568
Acquisition/integration costs	—	282	—	282
Pre-tax (income) attributable to noncontrolling interest	—	(252)	—	(252)
Adjusted EBITDA (non-GAAP)	$57,654	$13,687	$(10,305)	$61,036

Three months ended March 31, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$50,363	$2,938	$(11,483)	$41,818
Interest, taxes, other income/(expense)	—	—	(14,209)	(14,209)
Net income/(loss) (GAAP)	50,363	2,938	(25,692)	27,609
Interest expense, net	—	—	3,569	3,569
Income tax expense	—	—	10,040	10,040
Depreciation and amortization expense	5,122	12,865	895	18,882
EBITDA (non-GAAP)	55,485	15,803	(11,188)	60,100
Restructuring expenses, net	(69)	89	32	52
Foreign currency revaluation (gains)/losses	(492)	575	167	250
Acquisition/integration costs	—	314	—	314
Pre-tax (income) attributable to noncontrolling interest	—	(46)	—	(46)
Adjusted EBITDA (non-GAAP)	$54,924	$16,735	$(10,989)	$60,670

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
The following tables show the earnings per share effect of certain income and expense items:

Index

Three months ended March 31, 2022 (in thousands, except per share amounts	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$254	$73	$181	$0.01
Foreign currency revaluation (gains)/losses	(2,260)	(653)	(1,607)	(0.05)
Dissolution of business relationships in Russia	2,568	332	2,236	0.07
Acquisition/integration costs	282	84	198	0.01

Three months ended March 31, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$52	$15	$37	$0.00
Foreign currency revaluation (gains)/losses	250	(135)	385	0.01
Acquisition/integration costs	314	94	220	0.01

The following table contains the calculation of Adjusted EPS:

	Three months ended March 31,
Per share amounts (Basic)	2022	2021
Earnings per share (GAAP)	$0.87	$0.85
Adjustments, after tax:
Restructuring expenses, net	0.01	—
Foreign currency revaluation (gains)/losses	(0.05)	0.01
Dissolution of business relationships in Russia	0.07	—
Acquisition/integration costs	0.01	0.01
Adjusted Earnings per share (non-GAAP)	$0.91	$0.87

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
The following table contains the calculation of net debt:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Current maturities of long-term debt	$—	$—	$2
Long-term debt	427,000	350,000	384,000
Total debt	427,000	350,000	384,002
Cash and cash equivalents	307,415	302,036	237,871
Net debt (non GAAP)	$119,585	$47,964	$146,131

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

Index
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

Item 1A. Risk Factors
There have been no material changes in risks since December 31, 2021, except as discussed below.

The military invasion of Ukraine by Russia, and the ensuing sanctions are likely to continue to have an impact on our business. We have already stopped shipping our products to Russia and are in the process of winding down a small joint venture in that country which supplied dryer fabrics to local papermakers, resulting in lost sales and possible future write-offs. However, we also expect that there could be further indirect impacts. For instance, the conflict has already caused disruption in the availability of shipping options between Asia and Europe. Supply chain disruptions could make it more difficult to find favorable pricing and reliable sources for the raw materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials or services we need to continue to make and deliver certain products. Moreover, these same pressures could hinder our customers’ ability to source materials needed for their own manufacturing efforts, thereby reducing or slowing their demand for our products. There can be no assurance that we will be able to pass through these cost increases to our customers or to fully offset them via operational efficiencies. If we are unsuccessful in managing such cost increases, they could have a material adverse effect on our business, financial position, results of operations, and liquidity.
For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended March 31, 2022

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (thousands)
January 1 to January 31, 2022	140,879	$85.24	140,879	$163,722
February 1 to February 28, 2022	145,164	86.29	145,164	151,244
March 1 to March 31, 2022	228,643	85.51	228,643	131,688
Total	514,686		514,686	$131,688
On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase

Index
program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. We purchased 799,972 shares of our Class A Common Stock since the Board repurchase authorization in 2021, 514,686 of which were purchased during the first three months of 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2022.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 26, 2022	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)