Form 10-Q
period 2022-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2022-07-26
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.1 million shares of Class A Common Stock and no shares of Class B Common Stock outstanding as of July 15, 2022.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$261,369	$234,519	$505,538	$456,880
Cost of goods sold	160,776	132,791	313,341	266,606

Gross profit	100,593	101,728	192,197	190,274
Selling, general, and administrative expenses	39,745	42,009	82,452	79,203
Technical and research expenses	10,161	9,762	20,050	19,243
Restructuring expenses, net	(28)	(9)	226	43

Operating income	50,715	49,966	89,469	91,785
Interest expense, net	3,933	4,218	7,542	7,787
Other (income)/expense, net	(7,045)	862	(10,973)	1,462

Income before income taxes	53,827	44,886	92,900	82,536
Income tax expense	14,458	13,446	25,456	23,486

Net income	39,369	31,440	67,444	59,050
Net income attributable to the noncontrolling interest	168	43	506	70
Net income attributable to the Company	$39,201	$31,397	$66,938	$58,980

Earnings per share attributable to Company shareholders - Basic	$1.25	$0.97	$2.12	$1.82

Earnings per share attributable to Company shareholders - Diluted	$1.25	$0.97	$2.11	$1.82

Shares of the Company used in computing earnings per share:
Basic	31,268	32,375	31,571	32,363

Diluted	31,378	32,422	31,668	32,411

Dividends declared per share, Class A and Class B	$0.21	$0.20	$0.42	$0.40
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$39,369	$31,440	$67,444	$59,050

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(39,319)	13,651	(40,870)	(1,788)
Amortization of pension liability adjustments:
Prior service credit	(1,122)	(1,118)	(2,245)	(2,237)
Net actuarial loss	967	1,108	1,938	2,217
Payments and amortization related to interest rate swaps included in earnings	1,168	1,770	2,864	3,246
Derivative valuation adjustment	3,316	125	15,037	(353)

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	343	335	687	671
Amortization of net actuarial loss	(296)	(332)	(593)	(665)
Payments and amortization related to interest rate swaps included in earnings	(295)	(457)	(725)	(838)
Derivative valuation adjustment	(840)	(44)	(3,809)	91
Comprehensive income	3,291	46,478	39,728	59,394
Comprehensive income attributable to the noncontrolling interest	77	226	471	43
Comprehensive income attributable to the Company	$3,214	$46,252	$39,257	$59,351
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$320,870	$302,036
Accounts receivable, net	199,489	191,985
Contract assets, net	135,907	112,546
Inventories	133,667	117,882
Income taxes prepaid and receivable	1,979	1,958
Prepaid expenses and other current assets	43,187	32,394
Total current assets	$835,099	$758,801

Property, plant and equipment, net	419,142	436,417
Intangibles, net	35,722	39,081
Goodwill	176,775	182,124
Deferred income taxes	17,894	26,376
Noncurrent receivables, net	29,843	31,849
Other assets	98,580	81,416
Total assets	$1,613,055	$1,556,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$70,430	$68,954
Accrued liabilities	110,074	124,325
Current maturities of long-term debt	—	—
Income taxes payable	7,656	14,887
Total current liabilities	188,160	208,166

Long-term debt	485,000	350,000
Other noncurrent liabilities	107,049	107,794
Deferred taxes and other liabilities	11,064	12,499
Total liabilities	791,273	678,459

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,784,934 issued in 2022 and 40,760,577 in 2021	41	41
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; none issued and outstanding in 2022 and 104 in 2021	—	—
Additional paid in capital	439,450	436,996
Retained earnings	916,805	863,057
Accumulated items of other comprehensive income:
Translation adjustments	(147,271)	(105,880)
Pension and postretirement liability adjustments	(38,182)	(38,490)
Derivative valuation adjustment	11,753	(1,614)
Treasury stock (Class A), at cost; 9,674,542 shares in 2022 and 8,665,090 in 2021	(364,923)	(280,143)
Total Company shareholders' equity	817,673	873,967
Noncontrolling interest	4,109	3,638
Total equity	821,782	877,605
Total liabilities and shareholders' equity	$1,613,055	$1,556,064
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING ACTIVITIES
Net income	$39,369	$31,440	$67,444	$59,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,679	15,971	31,276	32,560
Amortization	1,433	2,280	3,598	4,573
Change in deferred taxes and other liabilities	804	974	2,596	5,416
Impairment of property, plant, equipment, and inventory	(206)	353	2,662	538
Non-cash interest expense	279	265	561	310
Compensation and benefits paid or payable in Class A Common Stock	1,702	1,639	2,447	1,626
Provision for credit losses from uncollected receivables and contract assets	(532)	27	1,326	(83)
Foreign currency remeasurement (gain)/loss on intercompany loans	1,125	(723)	(1,260)	(1,031)
Fair value adjustment on foreign currency options	596	1	(381)	140

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	1,267	(129)	(14,407)	(3,365)
Contract assets	(24,140)	9,539	(23,868)	25,643
Inventories	(13,586)	(1,821)	(21,135)	(10,384)
Prepaid expenses and other current assets	(2,498)	(606)	(4,474)	(1,505)
Income taxes prepaid and receivable	(1,889)	1,156	(60)	(309)
Accounts payable	7,851	(4,580)	7,476	4,608
Accrued liabilities	7,605	2,062	(11,745)	(17,423)
Income taxes payable	3,151	4,121	(7,739)	(3,956)
Noncurrent receivables	1,250	1,099	1,864	1,587
Other noncurrent liabilities	(1,338)	(2,166)	(3,252)	(4,263)
Other, net	5,182	1,051	4,784	1,908
Net cash provided by operating activities	43,104	61,953	37,713	95,640

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,940)	(10,302)	(35,659)	(22,836)
Purchased software	(331)	(286)	(366)	(288)
Net cash used in investing activities	(20,271)	(10,588)	(36,025)	(23,124)

FINANCING ACTIVITIES
Proceeds from borrowings	58,000	—	135,000	8,000
Principal payments on debt	—	(34,002)	—	(56,009)
Principal payments on finance lease liabilities	(264)	(355)	(654)	(704)
Purchase of Treasury shares	(42,550)	—	(84,780)	—
Taxes paid in lieu of share issuance	—	—	(770)	(998)
Proceeds from options exercised	—	21	7	149
Dividends paid	(6,657)	(6,474)	(13,399)	(12,942)
Net cash provided by/(used in) financing activities	8,529	(40,810)	35,404	(62,504)

Effect of exchange rate changes on cash and cash equivalents	(17,907)	4,904	(18,258)	2,002

Increase in cash and cash equivalents	13,455	15,459	18,834	12,014
Cash and cash equivalents at beginning of period	307,415	237,871	302,036	241,316
Cash and cash equivalents at end of period	$320,870	$253,330	$320,870	$253,330
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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier of the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft . AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM's LEAP engine) accounted for approximately 12 percent of the Company's consolidated Net sales in 2021. AEC net sales to Safran were $83.1 million and $54.0 million in the first six months of 2022 and 2021, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $77.7 million and $79.6 million as of June 30, 2022 and December 31, 2021, respectively.
Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2021, approximately 47 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales
Machine Clothing	$151,670	$159,921	$305,732	$308,127
Albany Engineered Composites	109,699	74,598	199,806	148,753
Consolidated total	$261,369	$234,519	$505,538	$456,880
Operating income/(loss)
Machine Clothing	$54,861	$55,902	$104,505	$106,264
Albany Engineered Composites	9,535	7,164	10,730	10,102
Corporate expenses	(13,681)	(13,100)	(25,766)	(24,581)
Operating income	$50,715	$49,966	$89,469	$91,785
Reconciling items:
Interest income	(846)	(401)	(1,498)	(930)
Interest expense	4,779	4,619	9,040	8,717
Other (income)/expense, net	(7,045)	862	(10,973)	1,462
Income before income taxes	$53,827	$44,886	$92,900	$82,536

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

Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts increased operating income by $1.2 million for the second quarter of 2022 and decreased operating income $0.6 million for the first half of 2022. Adjustments in the estimated profitability of long-term contracts increased operating income by $4.3 million and $3.7 million for the second quarter and first half of 2021, respectively.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended June 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$150,770	$900	$151,670

Albany Engineered Composites
ASC	—	41,661	41,661
Other AEC	5,018	63,020	68,038
Total Albany Engineered Composites	5,018	104,681	109,699

Total revenue	$155,788	$105,581	$261,369

	Three months ended June 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$159,056	$865	$159,921

Albany Engineered Composites
ASC	—	26,170	26,170
Other AEC	4,432	43,996	48,428
Total Albany Engineered Composites	4,432	70,166	74,598

Total revenue	$163,488	$71,031	$234,519

	Six months ended June 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$303,933	$1,799	$305,732

Albany Engineered Composites
ASC	—	81,373	81,373
Other AEC	8,931	109,502	118,433
Total Albany Engineered Composites	8,931	190,875	199,806

Total revenue	$312,864	$192,674	$505,538

Index

	Six months ended June 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$306,397	$1,730	$308,127

Albany Engineered Composites
ASC	—	53,254	53,254
Other AEC	8,312	87,187	95,499
Total Albany Engineered Composites	8,312	140,441	148,753

Total revenue	$314,709	$142,171	$456,880

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Americas PMC	$79,062	$82,343	$155,678	$155,645
Eurasia PMC	52,368	55,900	107,854	111,043
Engineered Fabrics	20,240	21,678	42,200	41,439
Total Machine Clothing Net sales	$151,670	$159,921	$305,732	$308,127

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $579 million and $149 million as of June 30, 2022 and 2021, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2022, we expect to recognize as revenue approximately $77 million during 2022, $96 million during 2023, $71 million during 2024, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the six months ended June 30, 2022 and 2021, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$708	$1,090	$57	$66
Interest cost	2,828	2,674	611	551
Expected return on assets	(3,405)	(3,211)	—	—
Amortization of prior service cost/(credit)	(1)	7	(2,244)	(2,244)
Amortization of net actuarial loss	997	1,087	941	1,130
Net periodic benefit cost	$1,127	$1,647	$(635)	$(497)
The amount of net periodic benefit cost is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first six months of 2022 or 2021.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Currency transaction (gains)/losses	$(7,284)	$175	$(11,024)	$341
Bank fees and amortization of debt issuance costs	80	104	176	210
Components of net periodic pension and postretirement cost other than service cost	(137)	(4)	(273)	(6)
Other	296	587	148	917
Total	$(7,045)	$862	$(10,973)	$1,462

Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $7.3 million and $11.0 million in the three and six month periods ended June 30, 2022, respectively, as compared to losses of $0.2 million and $0.3 million in the three and six month periods ended June 30, 2021, respectively. The weaker Euro during the three and six month periods ended June 30, 2022 led to the gains on foreign currency related transactions during such periods.

Index
5. Income Taxes
The following table presents components of income tax expense for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Income tax based on income from continuing operations (1)	$15,165	$13,251	$26,107	$24,583
Provision for change in estimated tax rate	66	(218)	66	(218)
Income tax before discrete items	15,231	13,033	26,173	24,365
Discrete tax expense:
Exercise of U.S. stock options	—	(14)	(9)	(156)
Impact of amended tax returns	(17)	—	(98)	—
True-up of prior year estimated taxes	(612)	22	(508)	(1,421)
Enacted tax legislation and rate change	—	352	—	352
Provision for/resolution of tax audits and contingencies, net	(146)	—	(140)	278
Other	2	53	38	68
Total income tax expense	$14,458	$13,446	$25,456	$23,486
(1) Calculated at estimated annual tax rates of 28.2% and 29.5% for the three and six months ended June 30, 2022 and 2021.
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.

6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2022	2021	2022	2021
Net income attributable to the Company	$39,201	$31,397	$66,938	$58,980

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,268	32,375	31,571	32,363
Effect of dilutive stock-based compensation plans:
Stock options	—	1	—	2
RSU and MPP shares	110	46	97	46

Weighted average number of shares used in calculating diluted net income per share	31,378	32,422	31,668	32,411

Average market price of common stock used for calculation of dilutive shares	$81.46	$87.53	$83.77	$83.48

Net income attributable to the Company per share:
Basic	$1.25	$0.97	$2.12	$1.82
Diluted	$1.25	$0.97	$2.11	$1.82

Index
7. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2021 to June 30, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications, net of tax	(41,391)	521	11,228	(29,642)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,139	2,139
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(213)	—	(213)
Net current period other comprehensive income	(41,391)	308	13,367	(27,716)
June 30, 2022	$(147,271)	$(38,182)	$11,753	$(173,700)

The table below presents changes in the components of AOCI for the period December 31, 2020 to June 30, 2021:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications, net of tax	(2,181)	393	(262)	(2,050)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,408	2,408
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(14)	—	(14)
Net current period other comprehensive income	(2,181)	379	2,146	344
June 30, 2021	$(85,384)	$(39,282)	$(7,398)	$(132,064)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Statement of Income that were affected for the three and six months ended June 30, 2022 and 2021:

Index

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$1,168	$1,770	$2,864	$3,246
Income tax effect	(295)	(457)	(725)	(838)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$873	$1,313	$2,139	$2,408

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	(1,122)	(1,118)	(2,245)	(2,237)
Amortization of net actuarial loss	967	1,108	1,938	2,217
Total pretax amount reclassified (b)	(155)	(10)	(307)	(20)
Income tax effect	47	3	94	6
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(108)	$(7)	$(213)	$(14)
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

8. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

	Six months ended June 30,
(in thousands, except percentages)	2022	2021
Net income of Albany Safran Composites (ASC)	$5,690	$1,343
Less: Return attributable to the Company's preferred holding	632	647
Net income of ASC available for common ownership	$5,058	$696
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$506	$70

Noncontrolling interest, beginning of year	$3,638	$3,799
Net income attributable to noncontrolling interest	506	70
Changes in other comprehensive income attributable to the noncontrolling interest	(35)	(27)
Noncontrolling interest, end of interim period	$4,109	$3,842

9. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2022 and December 31, 2021, Accounts receivable consisted of the following:

Index

(in thousands)	June 30, 2022	December 31, 2021
Trade and other accounts receivable	$180,657	$168,046
Bank promissory notes	21,967	26,284
Allowance for expected credit losses	(3,135)	(2,345)
Accounts receivable, net	$199,489	$191,985

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of June 30, 2022 and December 31, 2021, Noncurrent receivables consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Noncurrent receivables	$29,993	$32,049
Allowance for expected credit losses	(150)	(200)
Noncurrent receivables, net	$29,843	$31,849

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
As of June 30, 2022 and December 31, 2021, Contract assets and Contract liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Contract assets	$136,624	$113,249
Allowance for expected credit losses	(717)	(703)
Contract assets, net	$135,907	$112,546

Contract liabilities	$5,008	$6,959

Contract assets increased $23.4 million during the six-month period ended June 30, 2022. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the six month periods ended June 30, 2022 and June 30, 2021.
Contract liabilities decreased $2.0 million during the six-month period ended June 30, 2022, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the six-month periods ended June 30, 2022 and 2021 that was included in the Contract liability balance at the beginning of the year was $5.5 million and $4.7 million, respectively.

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

Index
Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories.
As of June 30, 2022 and December 31, 2021, Inventories consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$65,162	$58,689
Work in process	50,557	44,839
Finished goods	17,948	14,354
Total inventories	$133,667	$117,882

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
In the second quarter of 2022, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's Machine Clothing reporting unit and two AEC reporting units and concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated excess between the fair and carrying values. Accordingly, no impairment charges were recorded.
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

13. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	June 30, 2022	December 31, 2021
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.52% in 2022 and 3.74% in 2021 (including the effect of interest rate hedging transactions, as described below), due in 2024	$485,000	$350,000
We had no current maturities of Long-term debt as of June 30, 2022 or December 31, 2021.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $485 million of borrowings were outstanding as of June 30, 2022. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 27, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of June 30, 2022, we would have been able to borrow an additional $215 million under the Agreement.

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

On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date. The monthly calculation date is the 16th day of each month, and on June 16, 2022, one-month LIBOR was 1.51%.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date. The monthly calculation date is the 16th day of each month, and on June 16, 2022, one-month LIBOR was 1.51%. On June 16, 2022, the all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of June 30, 2022, our leverage ratio was 1.43 to 1.00 and our interest coverage ratio was 15.19 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt. We were in compliance with all debt covenants as of June 30, 2022.
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

14. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at June 30, 2022, or at December 31, 2021.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index

	June 30, 2022		December 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$24,355	$—	$20,665	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	616	—	702	—
Interest rate swaps		16,063	—	3,328
Liabilities:
Interest rate swaps	—	—	—	(5,176)
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of June 30, 2022, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $2.9 million for the six month period ended June 30, 2022, and $3.5 million for the six month period ended June 30, 2021. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.0 million for the six month period ended June 30, 2022 and $0.3 million for the six month period ended June 30, 2021.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Foreign currency options (gains)/losses	$596	$1	$(381)	$140

Index

15. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,614 claims as of June 30, 2022.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2021	3,615	32	26	3,609	93
2022 (As of June 30)	3,609	8	13	3,614	$—

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2022, we had resolved, by means of settlement or dismissal, 37,988 claims. The total cost of resolving all claims was $10.5 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of June 30, 2022, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

Index
16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2021 to June 30, 2022:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	—	—	27,737	—	—	—	338	28,075
Compensation and benefits paid or payable in shares	21	—	—	—	745	—	—	—	—	—	745
Options exercised	—	—	—	—	7	—	—	—	—	—	7
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	515	(43,937)	—	(43,937)
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,661)	—	—	—	—	(6,661)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1,730)	—	—	56	(1,674)
Pension and postretirement liability adjustments	—	—	—	—	—	—	74	—	—	—	74
Derivative valuation adjustment	—	—	—	—	—	—	10,018	—	—	—	10,018
March 31, 2022	40,781	$41	—	$—	$437,748	$884,133	$(137,622)	9,180	$(324,080)	$4,032	$864,252
Net income	—	—	—	—	—	39,201	—	—	—	168	39,369
Compensation and benefits paid or payable in shares	4	—	—	—	902	—	—	—	—	—	902
Options exercised	—	—	—	—	—	—	—	—	—	—	—
Shares issued to Directors'	—	—	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	508	(41,128)	—	(41,128)
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,529)	—	—	—	—	(6,529)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(39,661)	—	—	(91)	(39,752)
Pension and postretirement liability adjustments	—	—	—	—	—	—	234	—	—	—	234
Derivative valuation adjustment	—	—	—	—	—	—	3,349	—	—	—	3,349
June 30, 2022	40,785	$41	—	$—	$439,450	$916,805	$(173,700)	9,675	$(364,923)	$4,109	$821,782

Index
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2020 to June 30, 2021:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	27,582	—	—	—	27	27,609
Compensation and benefits paid or payable in shares	20	—	—	—	(13)	—	—	—	—	—	(13)
Options exercised	6			—	128	—	—	—	—	—	128
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(324)	—	—	—	—	(324)
Cumulative translation adjustments	—	—	—	—	—	—	(15,955)	—	—	(210)	(16,165)
Pension and postretirement liability adjustments	—	—	—	—	—	—	509	—	—	—	509
Derivative valuation adjustment	—	—	—	—	—	—	752	—	—	—	752
March 31, 2021	39,141	$39	1,618	$2	$433,811	$791,854	$(147,102)	8,391	$(256,009)	$3,616	$826,211
Net income	—	—	—	—	0	31,397	—	—	—	43	31,440
Compensation and benefits paid or payable in shares	—	—	—	—	692	—	—	—	—	—	692
Options exercised	1	—	—	—	21	—	—	—	—	—	21
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(323)	—	—	—	—	(323)
Cumulative translation adjustments	—	—	—	—	—	—	13,774	—	—	183	13,957
Pension and postretirement liability adjustments	—	—	—	—	—	—	(130)	—	—	—	(130)
Derivative valuation adjustment	—	—	—	—	—	—	1,394	—	—	—	1,394
June 30, 2021	39,142	$39	1,618	$2	$435,230	$816,778	$(132,064)	8,380	$(255,768)	$3,842	$868,059
(a)In October 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2021, the Company repurchased 285,286 shares totaling $24.4 million. During the six months period ending June 30, 2022, the Company repurchased 1,022,717 shares totaling $85.1 million.

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
General risks associated with macroeconomic conditions, as noted above, have changed during the first six months of 2022. The Russia-Ukraine war has had and may continue to have profound effects on macroeconomic business conditions around the world, including in our Machine Clothing and Albany Engineered Composites segments. Certain COVID-19 related disruptions and risks have persisted during the current year, causing inflationary pressure connected to global supply chain bottlenecks and elevated energy price pressures. These challenges have only increased as a result of the Russia-Ukraine war, which also has quickly prompted a global imposition of stringent sanctions that have resulted in a sharp decline in trade with Russia. Correspondingly, and in union with the global community, we voluntarily decided to dissolve business relationships in Russia during the first quarter of 2022, despite the associated cost to our investment and the loss of future revenue in the region. While our Albany Engineered Composites segment does not have significant direct exposure in this region of the world, and our Machine Clothing segment has now significantly reduced its exposure, the broader economic ramifications of this war will indirectly affect all sectors of the economy. This conflict, including imposed sanctions, has amplified inflationary pressures, driving higher prices for global oil, natural gas, agricultural and metal prices, as well as causing additional supply-chain disruptions.
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
The AEC segment provides significant longer term growth potential for our Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 12 percent of the Company’s consolidated Net sales in 2021. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787, and vacuum waste tanks for Boeing 7-Series aircraft. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2021, approximately 47 percent of AEC sales were related to U.S. government contracts or programs.
Effect of Russia-Military Conflict

The war between Russia and Ukraine is affecting the economic and global financial markets and exacerbating ongoing economic challenges caused by impacts of the ongoing COVID-19 pandemic, including rising inflation and global supply chain disruptions.
Our MC segment generates approximately 2% of its annual net sales from customers in Russia and Ukraine. In addition, a subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.8 million expense in cost of goods sold and in Selling, Administrative, and General expense, representing reserves against the risk of obsolescence of certain inventory destined for Russian customers and uncollectible receivables from Russian customers, respectively. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss included in Other (income)/expense, net during the first quarter of 2022.

We anticipate approximately $10.0 million reduction in future annual net sales in the MC segment, due to our cessation of doing business in Russia.
During the first six months of 2022, energy costs soared, the supply market continued to tighten against strong demands and global logistics challenges persisted.

Index
Our MC segment has continued experiencing input cost pressures. Raw material costs increased due to higher crude oil and natural gas prices, coupled by non-contractual vendor surcharges to sustain price pressure and maintain their operations. Supply limitation and high energy costs continue to put upward pressure on indirect supply costs. Lastly, logistics costs remained elevated, due to higher fuel prices and limited availability.
The ultimate financial impact due to the war between Russia and Ukraine, the ongoing COVID-19 pandemic, and inflationary environment is difficult to predict. After consideration of possible offsets through corresponding price increases to our customers and productivity improvements, we estimate a net increase to the MC segment input costs of between $8.0 million and $10.0 million for the year ending December 31, 2022, or an unfavorable impact to the segment gross margin of up to 140 basis points for the year ending December 31, 2022.
Our Albany Engineered Composites segment does not have significant direct exposure in Russia. However, it has not been immune from supply chain disruptions due to raw material shortages, abnormally high commodity prices, labor shortages, and logistic constraints. Due to the nature of AEC’s contracts with its customers, we currently anticipate passing through a majority of such cost increases to the customers.
Until the effects of the war between Russia and Ukraine, as well as the COVID-19 pandemic, on the economic and global financial markets subside, there can be no assurance that our input costs will not continue to rise beyond our current estimate, thus unfavorably impacting our future results of operations, financial position and liquidity.

Index
Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Machine Clothing	$151,670	$159,921	-5.2%	$305,732	$308,127	-0.8%
Albany Engineered Composites	109,699	74,598	47.1%	199,806	148,753	34.3%
Total	$261,369	$234,519	11.4%	$505,538	$456,880	10.7%
The following tables provide a comparison of 2022 Net sales, excluding the impact of currency translation effects, to 2021 Net sales:

(in thousands, except percentages)	Net sales as reported, Q2 2022	Decrease due to changes in currency translation rates	Q2 2022 sales on same basis as Q2 2021 currency translation rates	Net sales as reported, Q2 2021	% Change compared to Q2 2021, excluding currency rate effects
Machine Clothing	$151,670	$(5,447)	$157,117	$159,921	-1.8%
Albany Engineered Composites	109,699	(1,994)	111,693	74,598	49.7%
Total	$261,369	$(7,441)	$268,810	$234,519	14.6%

(in thousands, except percentages)	Net sales as reported, YTD 2022	Decrease due to changes in currency translation rates	YTD 2022 sales on same basis as 2021 currency translation rates	Net sales as reported, YTD 2021	% Change compared to 2021, excluding currency rate effects
Machine Clothing	$305,732	$(7,975)	$313,707	$308,127	1.8%
Albany Engineered Composites	199,806	(3,152)	202,958	148,753	36.4%
Total	$505,538	$(11,127)	$516,665	$456,880	13.1%
Three month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $7.4 million during the second quarter of 2022, as compared to 2021, principally due to a weaker Euro in 2022.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 14.6% compared to the same period in 2021.
•Net sales in MC decreased 1.8% compared to the second quarter of 2021, driven by declines in sales for engineered fabrics and tissue grades, partially due to our previously announced cessation of doing business in Russia.
•Net sales in AEC increased 49.7%, mainly due to growth on CH-53K and LEAP programs.
Six month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $11.1 million during the first six months of 2022, as compared to 2021, principally due to a weaker Euro in 2022.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 13.1% compared to the same period in 2021.
•Net sales in MC increased 1.8% compared to the first six months of 2021, primarily due to growth in sales for pulp and publication grades.
•Net sales in AEC increased 36.4%, primarily due to growth on CH-53K and LEAP programs.
Gross Profit
The following table summarizes Gross profit by business segment:

Index

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Machine Clothing	$78,857	$84,597	$158,202	$160,990
Albany Engineered Composites	21,736	17,131	33,995	29,284
Total	$100,593	$101,728	$192,197	$190,274
% of Net sales	38.5%	43.4%	38.0%	41.6%
Three month comparison
The decrease in second quarter 2022 Gross profit, as compared to the same period in 2021, was due to a decline in MC Gross profit, partially offset by an increase at AEC. Gross profit as a percentage of sales:
•Decreased from 52.9% in 2021 to 52.0% in 2022 in MC, due to an increase in input costs.
•Decreased from 23.0% in 2021 to 19.8% in 2022 in AEC, principally due to a smaller impact from changes in the estimated profitability of long-term contracts, which increased Gross profit by $1.2 million for the second quarter of 2022, compared to an increase of $4.3 million for the second quarter of 2021.

Six month comparison
The increase in Gross profit during the first half of 2022, as compared to the same period in 2021, was due to an increase in AEC Gross profit, partially offset by a decline in Gross profit in MC. Gross profit as a percentage of sales:
•Decreased from 52.2% in 2021 to 51.7% in 2022 in MC, due to an increase in input costs.
•Decreased from 19.7% in 2021 to 17.0% in 2022 in AEC, driven by changes in the estimated profitability of long-term contracts, which decreased Gross profit by $0.6 million in the first half of 2022, as compared to an increase in Gross profit of $3.7 million in the first half of 2021. In addition, during the first quarter, reserves were recorded on inventory that was damaged at an off-site storage facility, further reducing gross profit as a percent of sales.

Selling, Technical, General, and Research ("STG&R")
The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Machine Clothing	$24,009	$28,685	$53,486	$54,784
Albany Engineered Composites	12,202	10,014	23,266	19,140
Corporate expenses	13,695	13,071	25,750	24,522
Total	$49,906	$51,770	$102,502	$98,446
% of Net sales	19.1%	22.1%	20.3%	21.5%
Three month comparison
The overall decrease in STG&R expenses in the second quarter of 2022, compared to the same period in 2021, was due to the net effect of the following:
•In MC, changes in currency translation rates had the effect of decreasing STG&R by $1.8 million during 2022, driven by the weaker Euro, as compared to an increase to expense by $1.9 million during 2021.
•In AEC, selling and general expenses increased $1.4 million due to investment in business development activities, and research expense increased $0.8 million over the prior year.

Six month comparison
The overall increase in STG&R expenses in the first six months of 2022, compared to the same period in 2021, was due to the net effect of the following:

Index
•In MC, changes in currency translation rates had the effect of decreasing STG&R by $0.8 million during 2022, driven by the weaker Euro, as compared to an increase to expense by $1.4 million during 2021. This favorability was partially offset by customer credit loss reserve increases related to our dissolution of business relationships in Russia.
•In AEC, selling and general expenses increased $2.3 million, and research expense increased $1.8 million over the prior year.

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit and STG&R expenses, operating income was affected by restructuring expenses, as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Machine Clothing	$(30)	$10	$213	$(58)
Albany Engineered Composites	—	(48)	—	41
Corporate expenses	2	29	13	60
Total	$(28)	$(9)	$226	$43

Restructuring expense, net was insignificant in both the current and prior year, and was related primarily to the winding down of restructuring actions taken in prior periods.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Machine Clothing	$54,861	$55,902	$104,505	$106,264
Albany Engineered Composites	9,535	7,164	10,730	10,102
Corporate expenses	(13,681)	(13,100)	(25,766)	(24,581)
Total	$50,715	$49,966	$89,469	$91,785

Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$3,933	$4,218	$7,542	$7,787
Other (income)/expense, net	(7,045)	862	(10,973)	1,462
Income tax expense	14,458	13,446	25,456	23,486
Net income/(loss) attributable to the noncontrolling interest	168	43	506	70

Interest Expense, net
Interest expense, net, was largely in line with the prior year. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.

Other (income)/expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $7.3 million and $11.0 million in the three and six month periods ended June 30, 2022, respectively, as compared to losses of $0.2 million

Index
and $0.3 million in the three and six month periods ended June 30, 2021, respectively. The weaker Euro during the three and six month periods ended June 30, 2022 led to the gains on foreign currency related transactions during such periods.

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

The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rates for the second quarter of 2022 was 26.9%, lower compared to 30.0% for the same period in 2021, mainly due to favorable discrete tax adjustments in the current period. For the first half of 2022, the Company’s effective tax rate was 27.4%, lower compared to 28.5% for the same period in 2021, mainly due to a lower forecasted annual effective tax run rate. The decrease in the forecasted annual effective tax run rate is mainly attributable to a change in forecasted earnings mix and the foreign exchange loss on previously taxed income targeted for future repatriation.
For more information on income tax, see Note 5 to the Consolidated Financial Statements.

Index

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 60% of our consolidated revenues during the six months of 2022. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net sales	$151,670	$159,921	$305,732	$308,127
Gross profit	78,857	84,597	158,202	160,990
% of Net sales	52.0%	52.9%	51.7%	52.2%
STG&R expenses	24,009	28,685	53,486	54,784
Operating income	54,861	55,902	104,505	106,264
Net Sales
Three month comparison
•Net sales decreased by 5.2%.
•Changes in currency translation rates, driven by a weaker Euro, had the effect of decreasing second-quarter 2022 sales by $5.4 million.
•Excluding the effect of changes in currency translation rates, Net sales in MC decreased 1.8% compared to the second quarter of 2021, driven by declines in sales for engineered fabrics and tissue grades, partially due to our decision to cease doing business in Russia.

Six month comparison
•Net sales decreased by 0.8%.
•Changes in currency translation rates, driven by a weaker Euro, had the effect of decreasing 2022 sales by $8.0 million compared to the same period in 2021.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 1.8% compared to 2021, driven by growth in sales for pulp and publication grades.

Gross Profit
For the three and six month periods ended June 30, 2022, the decrease in MC Gross profit was primarily due to lower sales as noted above, as well as increases in input costs.

Index

Operating Income
The reduction in Operating income was driven by lower gross profit, partially offset by the effect of currency translation rates, most notably the weaker Euro, reducing STG&R expenses.

Albany Engineered Composites Segment
The Albany Engineered Composites segment, including Albany Safran Composites, LLC, in which our customer SAFRAN Group owns a 10 percent noncontrolling interest, provides highly engineered advanced composite structures to customers primarily in the aerospace (both commercial and defense) industry. AEC’s largest program relates to CFM International’s LEAP engine. AEC, through ASC, is the exclusive supplier of advanced composite fan blades and cases for this program under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft. Other significant AEC programs include CH-53K, F-35, JASSM, and Boeing 787 programs.

Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net sales	$109,699	$74,598	$199,806	$148,753
Gross profit	21,736	17,131	33,995	29,284
% of Net sales	19.8%	23.0%	17.0%	19.7%
STG&R expenses	12,202	10,014	23,266	19,140
Operating income	9,535	7,164	10,730	10,102

Net Sales
For the three and six month periods ended June 30, 2022, the increase in Net sales was mainly due to growth on CH-53K and LEAP programs.

Gross Profit
For the three and six month periods ended June 30, 2022, the decrease in Gross profit was primarily driven by changes in the estimated profitability of long-term contracts, which were more muted during 2022, as compared to larger favorable changes in the prior year. We recognized $0.6 million net unfavorable change in the estimated profitability of long-term contracts during the first six months of 2022, as compared to a favorable change of $3.7 million in the first six months of 2021. In addition, incremental reserves in excess of $2 million were recorded on inventory that was damaged at an off-site storage facility, decreasing Gross profit during 2022.

Long-term contracts
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for each of the first six months of 2022 and 2021. LEAP engines are currently used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft.
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

Index
administrative cost allocations, which are treated as period expenses. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow.

Operating Income
The increase in Operating income was driven by higher gross profit, partially offset by higher research and selling expense.

Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2022	2021
Net income	$67,444	$59,050
Depreciation and amortization	34,874	37,133
Changes in working capital (a)	(63,679)	(921)
Changes in other noncurrent liabilities and deferred taxes	(656)	1,153
Other operating items	(270)	(775)
Net cash provided by operating activities	37,713	95,640
Net cash used in investing activities	(36,025)	(23,124)
Net cash provided by/(used in) financing activities	35,404	(62,504)
Effect of exchange rate changes on cash and cash equivalents	(18,258)	2,002
Increase in cash and cash equivalents	18,834	12,014
Cash and cash equivalents at beginning of year	302,036	241,316
Cash and cash equivalents at end of period	$320,870	$253,330
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Cash provided in operating activities was $37.7 million in the first six months of 2022, compared to $95.6 million in the same period last year. AEC experienced particularly strong working capital cash flows in Accounts receivable and Contract assets during 2021, driven by significant deliveries of LEAP components throughout the year. In addition, during second quarter of 2022, the Company made necessary investments in working capital as it prepared to execute on its recently expanded CH-53K scope of work. Customer payment is expected to be collected in a later period. In addition, the timing of customer and vendor invoice payments, as well as higher incentive compensation payouts during the first six months in 2022 compared to the same period in 2021, contributed to reduced net cash provided by operating activities.
We strategically deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, to increase shareholder value, and to position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Our capital expenditures totaled $36.0 million and $23.1 million for the first six months ended June 30, 2022 and 2021, respectively, comprised of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consist of investments which improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.
Net cash provided by financing activities during 2022 was $35.4 million compared to net cash used in financing activities of $62.5 million in 2021, driven by increased borrowings during the current year that were partially used to fund repurchases of shares.
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $485 million of borrowings were outstanding as of June 30, 2022. The applicable interest rate

Index
for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on June 27, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated Adjusted EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of June 30, 2022, we would have been able to borrow an additional $215 million under the Agreement. We were in compliance with all debt covenants as of June 30, 2022.
For more information, see Note 13 to the Consolidated Financial Statements.
We believe cash flows from operations and availability under our Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. As of June 30, 2022, we had cash and cash equivalents of approximately $321 million and availability under our Credit Agreement of $215 million, for a total liquidity of approximately $536 million.
As of June 30, 2022, $288.5 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $190.2 million at June 30, 2022, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the first six months of 2022, we paid $13 million in dividends and repurchased 1 million shares of our Class A Common shares at a cost of $85 million under the $200 million share repurchase program that our Board approved in October 2021.

Off-Balance Sheet Arrangements
As of June 30, 2022, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.
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
As a Company, we have long been committed to sustainable practices and corporate social responsibility and have more recently taken steps to articulate our values and goals, some of which are summarized in our published sustainability report that is included at our website www.albint.com. In 2020, we began establishing more formalized and scalable approaches to our sustainability practices, reporting and systems, in order to ensure we prioritize efforts that are impactful to our business and stakeholders. We have begun to incorporate certain climate-related disclosures and risk factors in our existing disclosures to this point. We will continue to monitor developments around this proposed rule, which once finalized, is expected to allow for a multi-year phased transition to achieving compliance.

Non-GAAP Measures
This Form 10-Q contains certain non-GAAP measures, including: Net sales, and percent change in Net sales, excluding the impact of currency translation effects (for each segment and on a consolidated basis); EBITDA and Adjusted EBITDA (for each segment and on a consolidated basis, represented in dollars or as a percentage of net sales); Net debt; Net leverage ratio; and Adjusted earnings per share (or Adjusted EPS). Such items are provided

Index
because management believes that they provide additional useful information to investors regarding the Company’s operational performance.
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
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$54,861	$9,535	$(13,681)	$50,715
Interest, taxes, other income/(expense)	—	—	(11,346)	(11,346)
Net income/(loss) (GAAP)	54,861	9,535	(25,027)	39,369
Interest expense, net	—	—	3,933	3,933
Income tax expense	—	—	14,458	14,458
Depreciation and amortization expense	4,880	11,450	782	17,112
EBITDA (non-GAAP)	59,741	20,985	(5,854)	74,872
Restructuring expenses, net	(30)	—	2	(28)
Foreign currency revaluation (gains)/losses	(1,816)	210	(7,271)	(8,877)
Acquisition/integration costs	—	269	—	269
Pre-tax (income) attributable to noncontrolling interest	—	(205)	—	(205)
Adjusted EBITDA (non-GAAP)	$57,895	$21,259	$(13,123)	$66,031

Index

Three months ended June 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$55,902	$7,164	$(13,100)	$49,966
Interest, taxes, other income/(expense)	—	—	(18,526)	(18,526)
Net income/(loss) (GAAP)	55,902	7,164	(31,626)	31,440
Interest expense, net	—	—	4,218	4,218
Income tax expense	—	—	13,446	13,446
Depreciation and amortization expense	5,138	12,194	919	18,251
EBITDA (non-GAAP)	61,040	19,358	(13,043)	67,355
Restructuring expenses, net	10	(48)	29	(9)
Foreign currency revaluation (gains)/losses	1,908	(244)	174	1,838
Acquisition/integration costs	—	300	—	300
Pre-tax (income) attributable to noncontrolling interest	—	(65)	—	(65)
Adjusted EBITDA (non-GAAP)	$62,958	$19,301	$(12,840)	$69,419

Six months ended June 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$104,505	$10,730	$(25,766)	$89,469
Interest, taxes, other income/(expense)	—	—	(22,025)	(22,025)
Net income/(loss) (GAAP)	104,505	10,730	(47,791)	67,444
Interest expense, net	—	—	7,542	7,542
Income tax expense	—	—	25,456	25,456
Depreciation and amortization expense	9,803	23,489	1,582	34,874
EBITDA (non-GAAP)	114,308	34,219	(13,211)	135,316
Restructuring expenses, net	213	—	13	226
Foreign currency revaluation (gains)/losses	(759)	633	(11,011)	(11,137)
Dissolution of business relationships in Russia	1,787	—	781	2,568
Acquisition/integration costs	—	551	—	551
Pre-tax (income) attributable to noncontrolling interest	—	(457)	—	(457)
Adjusted EBITDA (non-GAAP)	$115,549	$34,946	$(23,428)	$127,067

Index

Six months ended June 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Operating income/(loss) (GAAP)	$106,264	$10,102	$(24,581)	$91,785
Interest, taxes, other income/(expense)	—	—	(32,735)	(32,735)
Net income/(loss) (GAAP)	106,264	10,102	(57,316)	59,050
Interest expense, net	—	—	7,787	7,787
Income tax expense	—	—	23,486	23,486
Depreciation and amortization expense	10,258	25,061	1,814	37,133
EBITDA (non-GAAP)	116,522	35,163	(24,229)	127,456
Restructuring expenses, net	(58)	41	60	43
Foreign currency revaluation (gains)/losses	1,415	332	341	2,088
Acquisition/integration costs	—	614	—	614
Pre-tax (income) attributable to noncontrolling interest	—	(111)	—	(111)
Adjusted EBITDA (non-GAAP)	$117,879	$36,039	$(23,828)	$130,090

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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2022 (in thousands, except per share amounts	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$(28)	$(4)	$(24)	$0.00
Foreign currency revaluation (gains)/losses	(8,877)	(2,492)	(6,385)	(0.20)
Acquisition/integration costs	269	80	189	0.01

Three months ended June 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$(9)	$(3)	$(6)	$0.00
Foreign currency revaluation (gains)/losses	1,838	781	1,057	0.03
Acquisition/integration costs	300	90	210	0.01

Six months ended June 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$226	$69	$157	$0.01
Foreign currency revaluation (gains)/losses	(11,137)	(3,135)	(8,002)	(0.25)
Dissolution of business relationships in Russia	2,568	332	2,236	0.07
Acquisition/integration costs	551	164	387	0.02

Six months ended June 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$43	$12	$31	$0.00
Foreign currency revaluation (gains)/losses	2,088	646	1,442	0.04
Acquisition/integration costs	614	184	430	0.02

Index

The following table contains the calculation of Adjusted EPS:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2022	2021	2022	2021
Earnings per share (GAAP)	$1.25	$0.97	$2.12	$1.82
Adjustments, after tax:
Restructuring expenses, net	—	—	0.01	—
Foreign currency revaluation (gains)/losses	(0.20)	0.03	(0.25)	0.04
Dissolution of business relationships in Russia	—	—	0.07	—
Acquisition/integration costs	0.01	0.01	0.02	0.02
Adjusted Earnings per share (non-GAAP)	$1.06	$1.01	$1.97	$1.88

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
The following table contains the calculation of net debt:

(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021
Current maturities of long-term debt	$—	$—	$—
Long-term debt	485,000	427,000	350,000
Total debt	485,000	427,000	350,000
Cash and cash equivalents	320,870	307,415	302,036
Net debt (non GAAP)	$164,130	$119,585	$47,964

Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates net leverage ratio by subtracting cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.

Index
The calculation of net leverage ratio as of June 30, 2022 is as follows:

Total Company
	Twelve months ended	Six months ended		Trailing twelve months ended
(in thousands)	December 31, 2021	June 30, 2021	June 30, 2022	June 30, 2022 (non-GAAP) (a)
Operating income/(loss) (GAAP)	$178,011	$91,785	$89,469	$175,695
Interest, taxes, other income/(expense)	(59,243)	(32,735)	(22,025)	(48,533)
Net income/(loss) (GAAP)	118,768	59,050	67,444	127,162
Interest expense, net	14,891	7,787	7,542	14,646
Income tax expense	47,163	23,486	25,456	49,133
Depreciation and amortization expense	74,255	37,133	34,874	71,996
EBITDA (non-GAAP)	255,077	127,456	135,316	262,937
Restructuring expenses, net	1,331	43	226	1,514
Foreign currency revaluation (gains)/losses	(1,442)	2,088	(11,137)	(14,667)
Aviation Manufacturing Job Protection (AMJP) grant	(4,731)	—	—	(4,731)
Dissolution of business relationships in Russia	—	—	2,568	2,568
Acquisition/integration costs	1,166	614	551	1,103
Pre-tax (income) attributable to noncontrolling interest	(510)	(111)	(457)	(856)
Adjusted EBITDA (non-GAAP)	$250,891	$130,090	$127,067	$247,868

(in thousands, except for net leverage ratio)	June 30, 2022
Net debt (non-GAAP)	164,130
Trailing twelve months Adjusted EBITDA (non-GAAP)	247,868
Net leverage ratio (non-GAAP)	0.66

(a) Calculated as amounts incurred during the twelve months ended December 31, 2021, less those incurred during the six months ended June 30, 2021, plus those incurred during the six months ended June 30, 2022.

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

Index
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the six months ended June 30, 2022

Index

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (thousands)
January 1 to January 31, 2022	140,879	$85.24	140,879	$163,722
February 1 to February 28, 2022	145,164	86.29	145,164	151,244
March 1 to March 31, 2022	228,643	85.51	228,643	131,688
April 1 to April 30, 2022	236,091	82.21	236,091	112,418
May 1 to May 31, 2022	271,940	80.98	271,940	90,561
June 1 to June 30, 2022	—	—	—	—
Total	1,022,717		1,022,717	$90,587
On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. We purchased 1,308,003 shares of our Class A Common Stock since the Board repurchase authorization in 2021, 1,022,717 of which were purchased during the first six months of 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Index
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2022.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: July 26, 2022	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)