Form 10-Q
period 2022-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2022-10-25
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.1 million shares of Class A Common Stock and no shares of Class B Common Stock outstanding as of October 15, 2022.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$260,563	$232,442	$766,101	$689,322
Cost of goods sold	160,070	140,400	473,411	407,006

Gross profit	100,493	92,042	292,690	282,316
Selling, general, and administrative expenses	36,873	37,696	119,325	116,899
Technical and research expenses	9,934	9,673	29,984	28,916
Restructuring expenses, net	42	187	268	230

Operating income	53,644	44,486	143,113	136,271
Interest expense, net	3,794	3,734	11,336	11,521
Pension settlement expense	49,128	—	49,128	—
Aviation Manufacturing Jobs Protection (AMJP) grant	—	(5,832)	—	(5,832)
Other (income)/expense, net	(6,918)	2,753	(17,891)	4,215

Income before income taxes	7,640	43,831	100,540	126,367
Income tax expense/(benefit)	(3,183)	12,889	22,273	36,375

Net income	10,823	30,942	78,267	89,992
Net income attributable to the noncontrolling interest	129	80	635	150
Net income attributable to the Company	$10,694	$30,862	$77,632	$89,842

Earnings per share attributable to Company shareholders - Basic	$0.34	$0.95	$2.47	$2.78

Earnings per share attributable to Company shareholders - Diluted	$0.34	$0.95	$2.46	$2.77

Shares of the Company used in computing earnings per share:
Basic	31,111	32,381	31,416	32,369

Diluted	31,223	32,434	31,518	32,424

Dividends declared per share, Class A and Class B	$0.21	$0.20	$0.63	$0.60
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$10,823	$30,942	$78,267	$89,992

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	(38,971)	(14,709)	(79,841)	(16,497)
Reclassification of loss on pension settlement	42,657	—	42,657	—
Amortization of pension liability adjustments:
Prior service credit	(1,123)	(1,119)	(3,368)	(3,356)
Net actuarial loss	967	1,103	2,905	3,320
Payments and amortization related to interest rate swaps included in earnings	(106)	1,803	2,758	5,049
Derivative valuation adjustment	8,492	722	23,529	369

Income taxes related to items of other comprehensive income/(loss):
Reclassification of loss on pension settlement	(16,459)	—	(16,459)	—
Amortization of prior service credit	344	336	1,031	1,007
Amortization of net actuarial loss	(296)	(331)	(889)	(996)
Payments and amortization related to interest rate swaps included in earnings	(27)	(466)	(752)	(1,304)
Derivative valuation adjustment	(2,151)	(186)	(5,960)	(95)
Comprehensive income	4,150	18,095	43,878	77,489
Comprehensive income attributable to the noncontrolling interest	73	(112)	544	(69)
Comprehensive income attributable to the Company	$4,077	$18,207	$43,334	$77,558
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$276,482	$302,036
Accounts receivable, net	198,847	191,985
Contract assets, net	148,729	112,546
Inventories	133,840	117,882
Income taxes prepaid and receivable	4,055	1,958
Prepaid expenses and other current assets	46,761	32,394
Total current assets	$808,714	$758,801

Property, plant and equipment, net	411,139	436,417
Intangibles, net	34,306	39,081
Goodwill	172,820	182,124
Deferred income taxes	17,954	26,376
Noncurrent receivables, net	28,770	31,849
Other assets	98,146	81,416
Total assets	$1,571,849	$1,556,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$65,378	$68,954
Accrued liabilities	106,831	124,325
Current maturities of long-term debt	—	—
Income taxes payable	17,328	14,887
Total current liabilities	189,537	208,166

Long-term debt	447,000	350,000
Other noncurrent liabilities	103,843	107,794
Deferred taxes and other liabilities	11,281	12,499
Total liabilities	751,661	678,459

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,785,434 issued in 2022 and 40,760,577 in 2021	41	41
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; none issued and outstanding in 2022 and 104 in 2021	—	—
Additional paid in capital	440,295	436,996
Retained earnings	920,966	863,057
Accumulated items of other comprehensive income:
Translation adjustments	(185,721)	(105,880)
Pension and postretirement liability adjustments	(12,613)	(38,490)
Derivative valuation adjustment	17,961	(1,614)
Treasury stock (Class A), at cost; 9,674,542 shares in 2022 and 8,665,090 in 2021	(364,923)	(280,143)
Total Company shareholders' equity	816,006	873,967
Noncontrolling interest	4,182	3,638
Total equity	820,188	877,605
Total liabilities and shareholders' equity	$1,571,849	$1,556,064
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING ACTIVITIES
Net income	$10,823	$30,942	$78,267	$89,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,588	15,925	46,864	48,485
Amortization	1,446	2,289	5,044	6,862
Change in deferred taxes and other liabilities	(18,178)	1,606	(15,582)	7,022
Impairment of property, plant, equipment, and inventory	(52)	25	2,610	563
Non-cash interest expense	279	283	840	593
Non-cash portion of pension settlement expense	42,657	—	42,657	—
Compensation and benefits paid or payable in Class A Common Stock	835	606	3,282	2,232
Provision/(recovery) for credit losses from uncollected receivables and contract assets	(441)	(1,075)	885	(1,158)
Foreign currency remeasurement (gain)/loss on intercompany loans	(5,369)	480	(6,629)	(551)
Fair value adjustment on foreign currency options	(28)	29	(409)	169

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(5,853)	(10,927)	(20,260)	(14,292)
Contract assets	(13,333)	(3,473)	(37,201)	22,170
Inventories	(3,760)	546	(24,895)	(9,838)
Prepaid expenses and other current assets	1,741	3,949	(2,733)	2,444
Income taxes prepaid and receivable	(2,119)	2,717	(2,179)	2,408
Accounts payable	(2,395)	(296)	5,081	4,312
Accrued liabilities	(879)	5,112	(12,624)	(12,311)
Income taxes payable	10,378	2,871	2,639	(1,085)
Noncurrent receivables	1,112	1,245	2,976	2,832
Other noncurrent liabilities	(2,708)	(1,319)	(5,960)	(5,582)
Other, net	(150)	1,324	4,634	3,232
Net cash provided by operating activities	29,594	52,859	67,307	148,499

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,289)	(8,918)	(50,948)	(31,754)
Purchased software	(1,518)	(106)	(1,884)	(394)
Net cash used in investing activities	(16,807)	(9,024)	(52,832)	(32,148)

FINANCING ACTIVITIES
Proceeds from borrowings	10,000	—	145,000	8,000
Principal payments on debt	(48,000)	—	(48,000)	(56,009)
Principal payments on finance lease liabilities	—	(363)	(654)	(1,067)
Purchase of Treasury shares	—	—	(84,780)	—
Taxes paid in lieu of share issuance	—	—	(770)	(998)
Proceeds from options exercised	10	4	17	153
Dividends paid	(6,533)	(6,476)	(19,932)	(19,418)
Net cash used in financing activities	(44,523)	(6,835)	(9,119)	(69,339)

Effect of exchange rate changes on cash and cash equivalents	(12,652)	(4,113)	(30,910)	(2,111)

(Decrease)/increase in cash and cash equivalents	(44,388)	32,887	(25,554)	44,901
Cash and cash equivalents at beginning of period	320,870	253,330	302,036	241,316
Cash and cash equivalents at end of period	$276,482	$286,217	$276,482	$286,217

Index
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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group (“Safran”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier of the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft . AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM's LEAP engine) accounted for approximately 12 percent of the Company's consolidated Net sales in 2021. AEC net sales to Safran were $125.4 million and $81.6 million in the first nine months of 2022 and 2021, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from Safran amounted to $76.4 million and $79.6 million as of September 30, 2022 and December 31, 2021, respectively.
Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2021, approximately 47 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales
Machine Clothing	$153,389	$154,171	$459,121	$462,298
Albany Engineered Composites	107,174	78,271	306,980	227,024
Consolidated total	$260,563	$232,442	$766,101	$689,322
Operating income/(loss)
Machine Clothing	$57,247	$55,467	$161,752	$161,731
Albany Engineered Composites	9,958	2,917	20,688	13,019
Corporate expenses	(13,561)	(13,898)	(39,327)	(38,479)
Operating income	$53,644	$44,486	$143,113	$136,271
Reconciling items:
Interest income	(965)	(654)	(2,463)	(1,584)
Interest expense	4,759	4,388	13,799	13,105
Pension settlement expense	49,128	—	49,128	—
AMJP grant	—	(5,832)	—	(5,832)
Other (income)/expense, net	(6,918)	2,753	(17,891)	4,215
Income before income taxes	$7,640	$43,831	$100,540	$126,367

A subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.6 million expense in the consolidated statement of operations, representing reserves against the risk of uncollectible customer receivables and obsolescence of certain inventory destined for Russian customers. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss during the first quarter of 2022.

In the third quarter, we took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million, which were included as Corporate expenses and other. This led to a reduction of unfunded pension liabilities of $6.2 million.
Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts increased operating income by $2.6 million for the third quarter of 2022 and $2.0 million for the first nine months of 2022. Adjustments in the estimated profitability of long-term contracts increased operating income by $2.1 million and $2.4 million for the three and nine month periods ended September 30, 2021, respectively.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended September 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$152,490	$899	$153,389

Albany Engineered Composites
ASC	—	41,463	41,463
Other AEC	5,819	59,892	65,711
Total Albany Engineered Composites	5,819	101,355	107,174

Total revenue	$158,309	$102,254	$260,563

	Three months ended September 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$153,306	$865	$154,171

Albany Engineered Composites
ASC	—	26,904	26,904
Other AEC	3,589	47,778	51,367
Total Albany Engineered Composites	3,589	74,682	78,271

Total revenue	$156,895	$75,547	$232,442

	Nine months ended September 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$456,423	$2,698	$459,121

Albany Engineered Composites
ASC	—	122,836	122,836
Other AEC	14,750	169,394	184,144
Total Albany Engineered Composites	14,750	292,230	306,980

Total revenue	$471,173	$294,928	$766,101

Index

	Nine months ended September 30, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$459,703	$2,595	$462,298

Albany Engineered Composites
ASC	—	80,158	80,158
Other AEC	11,901	134,965	146,866
Total Albany Engineered Composites	11,901	215,123	227,024

Total revenue	$471,604	$217,718	$689,322

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Americas PMC	$83,124	$81,780	$240,173	$237,425
Eurasia PMC	49,828	53,277	157,751	164,320
Engineered Fabrics	20,437	19,114	61,197	60,553
Total Machine Clothing Net sales	$153,389	$154,171	$459,121	$462,298

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $600 million and $155 million as of September 30, 2022 and 2021, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2022, we expect to recognize as revenue approximately $46 million during 2022, $124 million during 2023, $107 million during 2024, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the nine months ended September 30, 2022 and 2021, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$1,061	$1,630	$86	$99
Interest cost	4,235	3,999	916	827
Expected return on assets	(5,099)	(4,802)	—	—
Amortization of prior service cost/(credit)	(2)	10	(3,366)	(3,366)
Amortization of net actuarial loss	1,493	1,625	1,412	1,695
Net periodic benefit cost/(credit)	$1,688	$2,462	$(952)	$(745)
Settlement charge	49,128	—	—	—
Net benefit cost/(credit)	$50,816	$2,462	$(952)	$(745)
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the third quarter, we took actions to settle certain pension plan liabilities for a plan in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred in the prior year.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Currency transaction (gains)/losses	$(6,636)	$472	$(17,660)	$813
Bank fees and amortization of debt issuance costs	76	74	252	284
Components of net periodic pension and postretirement cost other than service cost	(138)	(6)	(411)	(12)
Other	(220)	2,213	(72)	3,130
Total	$(6,918)	$2,753	$(17,891)	$4,215

Other (income)/expense, net, included foreign currency gains of $6.6 million and $17.7 million in the three and nine month periods ended September 30, 2022, respectively, as compared to losses of $0.5 million and $0.8 million in the three and nine month periods ended September 30, 2021, respectively. The weaker Euro during the three and nine month periods ended September 30, 2022 led to the gains on foreign currency related transactions during such periods.

Index
5. Income Taxes
The following table presents components of income tax expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Income tax based on income from continuing operations (1)	$2,208	$13,150	$28,315	$37,733
Provision for change in estimated tax rate	674	397	740	179
Income tax before discrete items	2,882	13,547	29,055	37,912
Discrete tax expense:
Exercise of U.S. stock options	(9)	(4)	(17)	(160)
Impact of amended tax returns	—	—	(98)	—
True-up of prior year estimated taxes	(1,185)	(674)	(1,693)	(2,095)
Enacted tax legislation and rate change	—	—	—	352
Provision for/resolution of tax audits and contingencies, net	24	—	(116)	278
US Pension Settlement - Release of Residual Tax Effect	(5,217)	—	(5,217)	—
Other	322	20	359	88
Total income tax expense/(benefit)	$(3,183)	$12,889	$22,273	$36,375
(1) Calculated at estimated annual tax rates of 28.9% and 30.0% for the three and nine months ended September 30, 2022 and 2021.
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate (AETR) calculation and their taxes will be recorded discretely in each quarter.
The Company's policy for releasing income tax effects from accumulated other comprehensive income is the specific identification approach, whereas these items are released to income tax expense when the individual items are disposed of, terminated or extinguished.
The Tax Cuts and Jobs Act lowered the U.S. corporate tax rate from 35% to 21% as of December 31, 2017, creating residual tax effects as a result of the remeasurement of deferred tax assets and liabilities originally established in other comprehensive income. As a result of the U.S. pension liability settlement (see Note 3), and consistent with the Company's policy, in the third quarter of 2022, the Company recorded a net tax benefit of $5.2 million for the release of the residual tax effects within other comprehensive income related to the U.S. pension settlement.

Index
6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2022	2021	2022	2021
Net income attributable to the Company	$10,694	$30,862	$77,632	$89,842

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,111	32,381	31,416	32,369
Effect of dilutive stock-based compensation plans:
Stock options	—	1	—	2
RSU and MPP shares	112	52	102	53

Weighted average number of shares used in calculating diluted net income per share	31,223	32,434	31,518	32,424

Average market price of common stock used for calculation of dilutive shares	$86.00	$80.33	$84.53	$82.41

Net income attributable to the Company per share:
Basic	$0.34	$0.95	$2.47	$2.78
Diluted	$0.34	$0.95	$2.46	$2.77

7. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI for the period December 31, 2021 to September 30, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications, net of tax	(79,841)	—	17,569	(62,272)
Pension settlement expense, net of tax	—	26,198	—	26,198
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,006	2,006
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(321)	—	(321)
Net current period other comprehensive income	(79,841)	25,877	19,575	(34,389)
September 30, 2022	$(185,721)	$(12,613)	$17,961	$(180,373)

Index

The table below presents changes in the components of AOCI for the period December 31, 2020 to September 30, 2021:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications, net of tax	(17,124)	627	274	(16,223)
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	3,745	3,745
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(25)	—	(25)
Net current period other comprehensive income	(17,124)	602	4,019	(12,503)
September 30, 2021	$(100,327)	$(39,059)	$(5,525)	$(144,911)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Statement of Income that were affected for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes (a)	$(106)	$1,803	$2,758	$5,049
Income tax effect	(27)	(466)	(752)	(1,304)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(133)	$1,337	$2,006	$3,745

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement expense	42,657	—	42,657	—
Amortization of prior service credit	(1,123)	(1,119)	(3,368)	(3,356)
Amortization of net actuarial loss	967	1,103	2,905	3,320
Total pretax amount reclassified (b)	42,501	(16)	42,194	(36)
Income tax effect	(16,411)	5	(16,317)	11
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$26,090	$(11)	$25,877	$(25)
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

8. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC (ASC). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

Index

	Nine months ended September 30,
(in thousands, except percentages)	2022	2021
Net income of Albany Safran Composites (ASC)	$7,320	$2,495
Less: Return attributable to the Company's preferred holding	974	991
Net income of ASC available for common ownership	$6,346	$1,504
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$635	$150

Noncontrolling interest, beginning of year	$3,638	$3,799
Net income attributable to noncontrolling interest	635	150
Changes in other comprehensive income attributable to the noncontrolling interest	(91)	(219)
Noncontrolling interest, end of interim period	$4,182	$3,730

9. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2022 and December 31, 2021, Accounts receivable consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Trade and other accounts receivable	$179,734	$168,046
Bank promissory notes	21,654	26,284
Allowance for expected credit losses	(2,541)	(2,345)
Accounts receivable, net	$198,847	$191,985

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of September 30, 2022 and December 31, 2021, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Noncurrent receivables	$28,914	$32,049
Allowance for expected credit losses	(144)	(200)
Noncurrent receivables, net	$28,770	$31,849

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
As of September 30, 2022 and December 31, 2021, Contract assets and Contract liabilities consisted of the following:

Index

(in thousands)	September 30, 2022	December 31, 2021
Contract assets	$149,477	$113,249
Allowance for expected credit losses	(748)	(703)
Contract assets, net	$148,729	$112,546

Contract liabilities	$5,672	$6,959

Contract assets increased $36.2 million during the nine-month period ended September 30, 2022. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the nine month periods ended September 30, 2022 and September 30, 2021.
Contract liabilities decreased $1.3 million during the nine-month period ended September 30, 2022, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the nine-month periods ended September 30, 2022 and 2021 that was included in the Contract liability balance at the beginning of the year was $5.0 million and $5.3 million, respectively.

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
As of September 30, 2022 and December 31, 2021, Inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$66,911	$58,689
Work in process	51,756	44,839
Finished goods	15,173	14,354
Total inventories	$133,840	$117,882

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

13. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	September 30, 2022	December 31, 2021
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.87% in 2022 and 3.74% in 2021 (including the effect of interest rate hedging transactions, as described below), due in 2024	$447,000	$350,000
We had no current maturities of Long-term debt as of September 30, 2022 or December 31, 2021.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $447 million of borrowings were outstanding as of September 30, 2022. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 26, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of September 30, 2022, we would have been able to borrow an additional $253 million under the Agreement.
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

On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date. The monthly calculation date is the 16th day of each month, and on September 16, 2022, one-month LIBOR was 2.94%.
On November 28, 2017, we entered into interest rate swap agreements for the period December 18, 2017 through October 17, 2022. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of these transactions, we pay the fixed rate of 2.11% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date. The monthly calculation date is the 16th day of each month, and on September 16, 2022, one-month LIBOR was 2.94%. On September 16, 2022, the all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of September 30, 2022, our leverage ratio was 1.22 to 1.00 and our interest coverage ratio was 15.79 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.

Index
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt. We were in compliance with all debt covenants as of September 30, 2022.
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

14. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at September 30, 2022, or at December 31, 2021.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2022		December 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$28,819	$—	$20,665	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	558	—	702	—
Interest rate swaps		23,987	—	3,328
Liabilities:
Interest rate swaps	—	—	—	(5,176)
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of September 30, 2022, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $2.8 million for the nine month period ended

Index
September 30, 2022, and $5.3 million for the nine month period ended September 30, 2021. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.0 million for the nine month period ended September 30, 2022 and $0.3 million for the nine month period ended September 30, 2021.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Foreign currency options (gains)/losses	$(28)	$30	$(409)	$169

15. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,603 claims as of September 30, 2022.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2021	3,615	32	26	3,609	93
2022 (As of September 30)	3,609	27	21	3,603	$5

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2022, we had resolved, by means of settlement or dismissal, 38,007 claims. The total cost of resolving all claims was $10.5 million. Of this amount,

Index
almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of September 30, 2022, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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
16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2021 to September 30, 2022:

Index

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	—	—	27,737	—	—	—	338	28,075
Compensation and benefits paid or payable in shares	21	—	—	—	745	—	—	—	—	—	745
Options exercised	—	—	—	—	7	—	—	—	—	—	7
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	515	(43,937)	—	(43,937)
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,661)	—	—	—	—	(6,661)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1,730)	—	—	56	(1,674)
Pension and postretirement liability adjustments	—	—	—	—	—	—	74	—	—	—	74
Derivative valuation adjustment	—	—	—	—	—	—	10,018	—	—	—	10,018
March 31, 2022	40,781	$41	—	$—	$437,748	$884,133	$(137,622)	9,180	$(324,080)	$4,032	$864,252
Net income	—	—	—	—	—	39,201	—	—	—	168	39,369
Compensation and benefits paid or payable in shares	4	—	—	—	902	—	—	—	—	—	902
Options exercised	—	—	—	—	—	—	—	—	—	—	—
Shares issued to Directors'	—	—	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	508	(41,128)	—	(41,128)
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,529)	—	—	—	—	(6,529)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(39,661)	—	—	(91)	(39,752)
Pension and postretirement liability adjustments	—	—	—	—	—	—	234	—	—	—	234
Derivative valuation adjustment	—	—	—	—	—	—	3,349	—	—	—	3,349
June 30, 2022	40,785	$41	—	$—	$439,450	$916,805	$(173,700)	9,675	$(364,923)	$4,109	$821,782
Net income	—	—	—	—	—	10,694	—	—	—	129	10,823
Compensation and benefits paid or payable in shares	—	—	—	—	835	—	—	—	—	—	835
Options exercised	—	—	—	—	10	—	—	—	—	—	10
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,533)	—	—	—	—	(6,533)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(38,450)	—	—	(56)	(38,506)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(629)	—	—	—	(629)
Settlement of certain pension liabilities	—	—	—	—	—	—	26,198	—	—	—	26,198
Derivative valuation adjustment	—	—	—	—	—	—	6,208	—	—	—	6,208
September 30, 2022	40,785	$41	—	$—	$440,295	$920,966	$(180,373)	9,675	$(364,923)	$4,182	$820,188

Index
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2020 to September 30, 2021:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	27,582	—	—	—	27	27,609
Compensation and benefits paid or payable in shares	20	—	—	—	(13)	—	—	—	—	—	(13)
Options exercised	6	—	—	—	128	—	—	—	—	—	128
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(324)	—	—	—	—	(324)
Cumulative translation adjustments	—	—	—	—	—	—	(15,955)	—	—	(210)	(16,165)
Pension and postretirement liability adjustments	—	—	—	—	—	—	509	—	—	—	509
Derivative valuation adjustment	—	—	—	—	—	—	752	—	—	—	752
March 31, 2021	39,141	39	1,618	2	433,811	791,854	(147,102)	8,391	(256,009)	3,616	826,211
Net income	—	—	—	—	—	31,397	—	—	—	43	31,440
Compensation and benefits paid or payable in shares	—	—	—	—	692	—	—	—	—	—	692
Options exercised	1	—	—	—	21	—	—	—	—	—	21
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,150)	—	—	—	—	(6,150)
Class B Common Stock, $0.20 per share	—	—	—	—	—	(323)	—	—	—	—	(323)
Cumulative translation adjustments	—	—	—	—	—	—	13,774	—	—	183	13,957
Pension and postretirement liability adjustments	—	—	—	—	—	—	(130)	—	—	—	(130)
Derivative valuation adjustment	—	—	—	—	—	—	1,394	—	—	—	1,394
June 30, 2021	39,142	$39	1,618	$2	$435,230	$816,778	$(132,064)	8,380	$(255,768)	$3,842	$868,059
Net income	—	—	—	—	—	30,862	—	—	—	80	30,942
Compensation and benefits paid or payable in shares	—	—	—	—	845	—	—	—	—	—	845
Options exercised	1	—	—	—	4	—	—	—	—	—	4
Shares issued to Directors'	—	—	—	—	—	—	—	—	—	—	—
Dividends declared
Class A Common Stock, $0.20 per share	—	—	—	—	—	(6,478)	—	—	—	—	(6,478)
Class B Common Stock, $0.20 per share	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class B shares to Class A shares (b)	1,617	2	(1,617)	(2)	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(14,943)	—	—	(192)	(15,135)
Pension and postretirement liability adjustments	—	—	—	—	—	—	223	—	—	—	223
Derivative valuation adjustment	—	—	—	—	—	—	1,873	—	—	—	1,873
September 30, 2021	40,760	$41	1	$0	$436,079	$841,162	$(144,911)	8,380	$(255,768)	$3,730	$880,333
(a)In October 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2021, the Company repurchased 285,286 shares totaling $24.4 million. During the nine month period ending September 30, 2022, the Company repurchased 1,022,717 shares totaling $85.1 million.
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

Index
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
General risks associated with macroeconomic conditions, as noted above, have changed during the first nine months of 2022. The Russia-Ukraine war has had and may continue to have profound effects on macroeconomic business conditions around the world, including in our Machine Clothing and Albany Engineered Composites segments. Certain COVID-19 related disruptions and risks have persisted during the current year, causing inflationary pressure connected to global supply chain bottlenecks and elevated energy price pressures. These challenges have only increased as a result of the Russia-Ukraine war, which also has quickly prompted a global imposition of stringent sanctions that have resulted in a sharp decline in trade with Russia. Correspondingly, and in union with the global community, we voluntarily decided to dissolve business relationships in Russia during the first quarter of 2022, despite the associated cost to our investment and the loss of future revenue in the region. While our Albany Engineered Composites segment does not have significant direct exposure in this region of the world, and our Machine Clothing segment has now significantly reduced its exposure, the broader economic ramifications of this war will indirectly affect all sectors of the economy. This conflict, including imposed sanctions, has amplified inflationary pressures, driving higher prices for global oil, natural gas, agricultural and metal prices, as well as causing additional supply-chain disruptions.
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
Our MC segment generates approximately 2% of its annual net sales from customers in Russia and Ukraine. In addition, a subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.6 million expense in cost of goods sold and in Selling, Administrative, and General expense, representing reserves against the risk of obsolescence of certain inventory destined for Russian customers and uncollectible receivables from Russian customers, respectively. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss included in Other (income)/expense, net during the first quarter of 2022.

We anticipate approximately $10.0 million reduction in future annual net sales in the MC segment, due to our cessation of doing business in Russia.

For the year-to-date ended September 30, 2022, our segments saw higher input costs due to increased energy costs, tight supply market, and global logistics challenges.

Index

During the quarter ended September 30, 2022, our MC segment experienced higher energy prices, driven by energy surcharges supporting increased raw material prices. Such was due to capacity constraints, due to limited opportunity to move supply globally from Europe. We continued to identify alternatives to secure materials in the face of intense supply constraints. Logistics costs have begun to stabilize compared to the same period last year, though they remained higher than those pre-pandemic.

We anticipate inflationary pressure to remain for the balance of this fiscal year and energy cost escalation to be a primary input cost pressure in the near term.
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
Our Albany Engineered Composites segment does not have significant direct exposure in Russia. However, it has not been immune from supply chain disruptions. Increasing fuel prices coupled with higher demand has resulted in increased freight costs during the quarter, along with ongoing logistic constraints. Due to the nature of AEC’s contracts with its customers, we currently anticipate passing through a majority of such cost increases to the customers.
Until the effects of the war between Russia and Ukraine, as well as the COVID-19 pandemic, on the economic and global financial markets subside, there can be no assurance that our input costs will not continue to rise beyond our current estimate, thus unfavorably impacting our future results of operations, financial position and liquidity.

Index
Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2022	2021	% Change	2022	2021	% Change
Machine Clothing	$153,389	$154,171	-0.5%	$459,121	$462,298	-0.7%
Albany Engineered Composites	107,174	78,271	36.9%	306,980	227,024	35.2%
Total	$260,563	$232,442	12.1%	$766,101	$689,322	11.1%
The following tables provide a comparison of 2022 Net sales, excluding the impact of currency translation effects, to 2021 Net sales:

(in thousands, except percentages)	Net sales as reported, Q3 2022	Decrease due to changes in currency translation rates	Q3 2022 sales on same basis as Q3 2021 currency translation rates	Net sales as reported, Q3 2021	% Change compared to Q3 2021, excluding currency rate effects
Machine Clothing	$153,389	$(6,570)	$159,959	$154,171	3.8%
Albany Engineered Composites	107,174	(3,637)	110,811	78,271	41.6%
Total	$260,563	$(10,207)	$270,770	$232,442	16.5%

(in thousands, except percentages)	Net sales as reported, YTD 2022	Decrease due to changes in currency translation rates	YTD 2022 sales on same basis as 2021 currency translation rates	Net sales as reported, YTD 2021	% Change compared to 2021, excluding currency rate effects
Machine Clothing	$459,121	$(14,545)	$473,666	$462,298	2.5%
Albany Engineered Composites	306,980	(5,631)	312,611	227,024	37.7%
Total	$766,101	$(20,176)	$786,277	$689,322	14.1%
Three month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $10.2 million during the third quarter of 2022, as compared to 2021, principally due to a weaker Euro in 2022.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 16.5% compared to the same period in 2021.
•Net sales in MC increased 3.8% compared to the third quarter of 2021, driven by increased sales of packaging, pulp and engineered fabrics.
•Net sales in AEC increased 41.6%, mainly due to growth on CH-53K and LEAP programs.
Nine month comparison
•Changes in currency translation rates had the effect of decreasing Net sales by $20.2 million during the first nine months of 2022, as compared to 2021, principally due to a weaker Euro in 2022.
•Excluding the effect of changes in currency translation rates:
•Net sales increased 14.1% compared to the same period in 2021.
•Net sales in MC increased 2.5% compared to the first nine months of 2021, driven by increased sales of packaging, pulp and engineered fabrics.
•Net sales in AEC increased 37.7%, primarily due to growth on CH-53K and LEAP programs.
Gross Profit
The following table summarizes Gross profit by business segment:

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Machine Clothing	$79,232	$79,437	$237,434	$240,427
Albany Engineered Composites	21,261	12,605	55,256	41,889
Total	$100,493	$92,042	$292,690	$282,316
% of Net sales	38.6%	39.6%	38.2%	41.0%
Three month comparison
The increase in third quarter 2022 Gross profit, as compared to the same period in 2021, was due to increased Net sales at AEC. Gross profit as a percentage of sales:
•Remained consistent year over year in MC, increasing from 51.5% in 2021 to 51.7% in 2022.
•Increased from 16.1% in 2021 to 19.8% in 2022 in AEC, principally due to a favorable mix of program revenue and improved productivity, driven by CH-53K and LEAP programs. Changes in the estimated profitability of long-term contracts increased Gross profit by $2.6 million for the third quarter of 2022, compared to an increase of $2.1 million for the third quarter of 2021.

Nine month comparison
The increase in Gross profit during the first nine months of 2022, as compared to the same period in 2021, was due to increased Net sales at AEC. Gross profit as a percentage of sales:
•Remained consistent year over year in MC, decreasing from 52.0% in 2021 to 51.7% in 2022 in MC, due to an increase in input costs.
•Decreased from 18.5% in 2021 to 18.0% in 2022 in AEC, primarily driven by reserves recorded on inventory that was damaged at an off-site storage facility in the first quarter, reducing gross profit as a percent of sales. Changes in the estimated profitability of long-term contracts were also less favorable, increasing Gross profit by $2.0 million in the first nine months of 2022, as compared to an increase of $2.4 million for the same period last year.

Selling, Technical, General, and Research ("STG&R")
The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Machine Clothing	$21,941	$23,717	$75,427	$78,501
Albany Engineered Composites	11,302	9,769	34,568	28,909
Corporate expenses	13,564	13,883	39,314	38,405
Total	$46,807	$47,369	$149,309	$145,815
% of Net sales	18.0%	20.4%	19.5%	21.2%
Three month comparison
The overall decrease in STG&R expenses in the third quarter of 2022, compared to the same period in 2021, was due to the net effect of the following:
•In MC, changes in currency translation rates had the effect of decreasing STG&R by $1.5 million during 2022, driven by the weaker Euro.
•In AEC, selling and general expenses increased $0.7 million due to investment in business development activities, and research expense increased $0.8 million over the prior year.

Nine month comparison

Index
The overall increase in STG&R expenses in the first nine months of 2022, compared to the same period in 2021, was due to the net effect of the following:
•In MC, changes in currency translation rates had the effect of decreasing STG&R by $3.1 million during 2022, driven by the weaker Euro. This favorability was partially offset by customer credit loss reserve increases related to our dissolution of business relationships in Russia.
•In AEC, selling and general expenses increased $3.0 million, and research expense increased $2.7 million over the prior year.

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit and STG&R expenses, operating income was affected by restructuring expenses, as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Machine Clothing	$42	$251	$255	$193
Albany Engineered Composites	—	(81)	—	(40)
Corporate expenses	—	17	13	77
Total	$42	$187	$268	$230

Restructuring expense, net was insignificant in both the current and prior year, and was related primarily to the winding down of restructuring actions taken in prior periods.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Machine Clothing	$57,247	$55,467	$161,752	$161,731
Albany Engineered Composites	9,958	2,917	20,688	13,019
Corporate expenses	(13,561)	(13,898)	(39,327)	(38,479)
Total	$53,644	$44,486	$143,113	$136,271

Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$3,794	$3,734	$11,336	$11,521
Pension settlement expense	49,128	—	49,128	—
AMJP grant	—	(5,832)	—	(5,832)
Other (income)/expense, net	(6,918)	2,753	(17,891)	4,215
Income tax expense/(benefit)	(3,183)	12,889	22,273	36,375
Net income/(loss) attributable to the noncontrolling interest	129	80	635	150

Interest Expense, net
Interest expense, net, was largely in line with the prior year. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.

Index

Pension settlement expense
In the third quarter, the Company took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred in the prior year.

AMJP grant
During the third quarter of 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. No such award was granted during 2022.

Other (income)/expense, net
Other (income)/expense, net, was primarily driven by foreign currency gains of $6.6 million and $17.7 million in the three and nine month periods ended September 30, 2022, respectively, as compared to losses of $0.5 million and $0.8 million in the three and nine month periods ended September 30, 2021, respectively. The weaker Euro during the three and nine month periods ended September 30, 2022 led to the gains on foreign currency during such periods.

Income Tax expense/(benefit)
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rates for the third quarter of 2022 was (41.6%), lower compared to 29.4% for the same period in 2021, mainly due to favorable discrete tax adjustments in the current period. For the first nine months of 2022, the Company’s effective tax rate was 22.2%, lower compared to 28.8% for the same period in 2021, mainly due to favorable discrete tax adjustments in the current year.
For more information on income tax, see Note 5 to the Consolidated Financial Statements.

Index

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 60% of our consolidated revenues during the first nine months of 2022. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net sales	$153,389	$154,171	$459,121	$462,298
Gross profit	79,232	79,437	237,434	240,427
% of Net sales	51.7%	51.5%	51.7%	52.0%
STG&R expenses	21,941	23,717	75,427	78,501
Operating income	57,247	55,467	161,752	161,731
Net Sales
Three month comparison
•Net sales decreased by 0.5%.
•Changes in currency translation rates, driven by a weaker Euro, had the effect of decreasing third-quarter 2022 sales by $6.6 million.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 3.8% compared to the third quarter of 2021, driven by increased sales of packaging, pulp and engineered fabrics.

Nine month comparison
•Net sales decreased by 0.7%.
•Changes in currency translation rates, driven by a weaker Euro, had the effect of decreasing 2022 sales by $14.5 million compared to the same period in 2021.
•Excluding the effect of changes in currency translation rates, Net sales in MC increased 2.5% compared to 2021, driven by growth in sales of packaging, pulp and engineered fabrics.

Gross Profit
For the three and nine month periods ended September 30, 2022, the decrease in MC Gross profit was primarily driven by changes in currency translation rates, principally the weaker Euro, as well as increases in input costs.

Operating Income
The increase in Operating income was driven by lower STG&R expenses over the prior year.

Index
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

Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net sales	$107,174	$78,271	$306,980	$227,024
Gross profit	21,261	12,605	55,256	41,889
% of Net sales	19.8%	16.1%	18.0%	18.5%
STG&R expenses	11,302	9,769	34,568	28,909
Operating income	9,958	2,917	20,688	13,019

Net Sales
For the three and nine month periods ended September 30, 2022, the increase in Net sales was mainly due to growth on CH-53K and LEAP programs.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for each of the first nine months of 2022 and 2021. LEAP engines are currently used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft.
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

Gross Profit
For the three and nine month periods ended September 30, 2022, the increase in Gross profit was primarily due to a favorable mix of program revenue and improved productivity, driven by CH-53K and LEAP programs. Gross profit during the nine month period ended September 30, 2022, was reduced by a $2 million reserve recorded on inventory that was damaged at an off-site storage facility. Changes in the estimated profitability of long-term contract had an insignificant effect on Gross profit year over year.

Operating Income
The increase in Operating income was driven by higher gross profit, partially offset by higher research and selling expense.

Index
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2022	2021
Net income	$78,267	$89,992
Depreciation and amortization	51,908	55,347
Changes in working capital (a)	(89,899)	(9,959)
Changes in other noncurrent liabilities and deferred taxes	(21,542)	1,440
Other operating items	48,573	11,679
Net cash provided by operating activities	67,307	148,499
Net cash used in investing activities	(52,832)	(32,148)
Net cash used in financing activities	(9,119)	(69,339)
Effect of exchange rate changes on cash and cash equivalents	(30,910)	(2,111)
(Decrease)/increase in cash and cash equivalents	(25,554)	44,901
Cash and cash equivalents at beginning of year	302,036	241,316
Cash and cash equivalents at end of period	$276,482	$286,217
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Cash provided in operating activities was $67.3 million in the first nine months of 2022, compared to $148.5 million in the same period last year. AEC experienced particularly strong working capital cash flows in Accounts receivable and Contract assets during 2021, driven by significant deliveries of LEAP components throughout the year. In addition, during 2022, the Company made necessary investments in working capital as it prepared to execute on its recently expanded CH-53K scope of work. Customer payment is expected to be collected in a later period. In the third quarter of 2022, we made contributions of approximately $12.6 million to the U.S. pension plan, in line with the Company's plan to reduce pension obligations over time. In addition, the timing of customer and vendor invoice payments, as well as higher incentive compensation payouts during the first nine months in 2022 compared to the same period in 2021, contributed to reduced net cash provided by operating activities.
We strategically deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, to increase shareholder value, and to position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Our capital expenditures totaled $52.8 million and $32.1 million for the first nine months ended September 30, 2022 and 2021, respectively, comprised of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consist of investments which improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.
Net cash used in financing activities during 2022 was $9.1 million compared to net cash used in financing activities of $69.3 million in 2021, driven by increased borrowings during the current year that were partially used to fund repurchases of shares.
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend not to be significant.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $447 million of borrowings were outstanding as of September 30, 2022. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on September 26, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated Adjusted EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of September 30, 2022, we would have been able to borrow an additional $253 million under the Agreement. We were in compliance with all debt covenants as of September 30, 2022.
For more information, see Note 13 to the Consolidated Financial Statements.

Index
We believe cash flows from operations and availability under our Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. As of September 30, 2022, we had cash and cash equivalents of approximately $276 million and availability under our Credit Agreement of $253 million, for a total liquidity of approximately $529 million.
As of September 30, 2022, $245.6 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $190.2 million at September 30, 2022, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the first nine months of 2022, we paid $20 million in dividends and repurchased 1 million shares of our Class A Common shares at a cost of $85 million under the $200 million share repurchase program that our Board approved in October 2021.

Off-Balance Sheet Arrangements
As of September 30, 2022, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.
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
On March 21, 2022, the SEC issued a proposed rule that would enhance and standardize the climate-related disclosures provided by public companies. Under the proposed rule, we would be required to provide quantitative and qualitative disclosures in registration statements and annual reports that include climate-related financial impact and expenditure metrics as well as a discussion of climate-related impacts on financial estimates and assumptions, all of which would be presented in a footnote to the financial statements. Such disclosures would also be subject to management's internal control over financial reporting ("ICFR") and external audit.
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

Non-GAAP Measures
This Form 10-Q contains certain non-GAAP measures, that should not be considered in isolation or as a substitute for the related GAAP measures. Such non-GAAP measures include net sales and percent change in net sales, excluding the impact of currency translation effects ; EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin; Net debt; Net leverage ratio; and Adjusted earnings per share (or Adjusted EPS). Management believes that these non-GAAP measures provide additional useful information to investors regarding the Company’s operational performance.
Presenting Net sales and change in Net sales, after currency effects are excluded, provides management and investors insight into underlying sales trends. Net sales, or percent changes in net sales, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period.
EBITDA (calculated as net income excluding interest, income taxes, depreciation and amortization), Adjusted EBITDA, and Adjusted EPS are performance measures that relate to the Company’s continuing operations. The

Index
Company defines Adjusted EBITDA as EBITDA excluding costs or benefits that are not reflective of the Company’s ongoing or expected future operational performance. Such excluded costs or benefits do not consist of normal, recurring cash items necessary to generate revenues or operate our business. Adjusted EBITDA margin represents Adjusted EBITDA expressed as a percentage of net sales.
The Company defines Adjusted EPS as basic earnings per share (GAAP), adjusted by the after tax per share amount of costs or benefits not reflective of the Company’s ongoing or expected future operational performance. The income tax effects are calculated using the applicable statutory income tax rate of the jurisdictions where such costs or benefits were incurred or the effective tax rate applicable to total company results.
The Company’s Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted EPS may not be comparable to similarly titled measures of other companies.
Net debt aids investors in understanding the Company’s debt position if all available cash were applied to pay down indebtedness.
Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt.
We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$57,247	$9,958	$(56,382)	$10,823
Interest expense, net	—	—	3,794	3,794
Income tax expense/(benefit)	—	—	(3,183)	(3,183)
Depreciation and amortization expense	4,913	11,303	818	17,034
EBITDA (non-GAAP)	62,160	21,261	(54,953)	28,468
Restructuring expenses, net	42	—	—	42
Foreign currency revaluation (gains)/losses (a)	(2,931)	122	(6,633)	(9,442)
Dissolution of business relationships in Russia	(214)	—	—	(214)
Pension settlement expense	—	—	49,128	49,128
Acquisition/integration costs	—	255	—	255
Pre-tax (income) attributable to noncontrolling interest	—	(176)	—	(176)
Adjusted EBITDA (non-GAAP)	$59,057	$21,462	$(12,458)	$68,061

Index

Three months ended September 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$55,467	$2,917	$(27,442)	$30,942
Interest expense, net	—	—	3,734	3,734
Income tax expense	—	—	12,889	12,889
Depreciation and amortization expense	5,014	12,265	935	18,214
EBITDA (non-GAAP)	60,481	15,182	(9,884)	65,779
Restructuring expenses, net	251	(81)	17	187
Foreign currency revaluation (gains)/losses (a)	(1,571)	31	472	(1,068)
AMJP grant	—	963	(5,832)	(4,869)
Acquisition/integration costs	—	297	—	297
Pre-tax (income) attributable to noncontrolling interest	—	(95)	—	(95)
Adjusted EBITDA (non-GAAP)	$59,161	$16,297	$(15,227)	$60,231

Nine months ended September 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$161,752	$20,688	$(104,173)	$78,267
Interest expense, net	—	—	11,336	11,336
Income tax expense	—	—	22,273	22,273
Depreciation and amortization expense	14,716	34,792	2,400	51,908
EBITDA (non-GAAP)	176,468	55,480	(68,164)	163,784
Restructuring expenses, net	255	—	13	268
Foreign currency revaluation (gains)/losses (a)	(3,690)	755	(17,644)	(20,579)
Dissolution of business relationships in Russia	1,573	—	781	2,354
Pension settlement expense	—	—	49,128	49,128
Acquisition/integration costs	—	806	—	806
Pre-tax (income) attributable to noncontrolling interest	—	(633)	—	(633)
Adjusted EBITDA (non-GAAP)	$174,606	$56,408	$(35,886)	$195,128

Nine months ended September 30, 2021
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$161,731	$13,019	$(84,758)	$89,992
Interest expense, net	—	—	11,521	11,521
Income tax expense	—	—	36,375	36,375
Depreciation and amortization expense	15,272	37,326	2,749	55,347
EBITDA (non-GAAP)	177,003	50,345	(34,113)	193,235
Restructuring expenses, net	193	(40)	77	230
Foreign currency revaluation (gains)/losses (a)	(156)	363	813	1,020
AMJP grant	—	963	(5,832)	(4,869)
Acquisition/integration costs	—	911	—	911
Pre-tax (income) attributable to noncontrolling interest	—	(206)	—	(206)
Adjusted EBITDA (non-GAAP)	$177,040	$52,336	$(39,055)	$190,321

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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$42	$6	$36	$0.00
Foreign currency revaluation (gains)/losses (a)	(9,442)	(2,694)	(6,748)	(0.22)
Dissolution of business relationships in Russia	(214)	(18)	(196)	(0.01)
Pension settlement expense	49,128	11,947	37,181	1.20
Tax impact of stranded OCI benefit from Tax Cuts and Job Act (TCJA) for pension liability (b)	—	5,217	(5,217)	(0.17)
Acquisition/integration costs	255	77	178	0.01

Three months ended September 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$187	$55	$132	$0.00
Foreign currency revaluation (gains)/losses (a)	(1,068)	(314)	(754)	(0.02)
AMJP grant	(4,869)	(1,446)	(3,423)	(0.11)
Acquisition/integration costs	297	89	208	0.01

Nine months ended September 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$268	$75	$193	$0.01
Foreign currency revaluation (gains)/losses (a)	(20,579)	(5,829)	(14,750)	(0.47)
Dissolution of business relationships in Russia	2,354	314	2,040	0.06
Pension settlement expense	49,128	11,947	37,181	1.20
Tax impact of stranded OCI benefit from TCJA for pension liability (b)	—	5,217	(5,217)	(0.17)
Acquisition/integration costs	806	241	565	0.03

Nine months ended September 30, 2021 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$230	$67	$163	$0.00
Foreign currency revaluation (gains)/losses (a)	1,020	332	688	0.02
AMJP grant	(4,869)	(1,446)	(3,423)	(0.11)
Acquisition/integration costs	911	273	638	0.03

Index

The following table contains the calculation of Adjusted EPS:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2022	2021	2022	2021
Earnings per share (GAAP)	$0.34	$0.95	$2.47	$2.78
Adjustments, after tax:
Restructuring expenses, net	—	—	0.01	—
Foreign currency revaluation (gains)/losses (a)	(0.22)	(0.02)	(0.47)	0.02
Dissolution of business relationships in Russia	(0.01)	—	0.06	—
Pension settlement charge	1.20	—	1.20	—
Tax impact of stranded OCI benefit from Tax Cuts and Job Act (TCJA) for pension liability (b)	(0.17)	—	(0.17)	—
AMJP grant	—	(0.11)	—	(0.11)
Acquisition/ integration costs	0.01	0.01	0.03	0.03
Adjusted Earnings per share (non-GAAP)	$1.15	$0.83	$3.13	$2.72
(a) Foreign currency revaluation (gains)/losses represent unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies on the balance sheet date.
(b) Our Adjusted EPS excluded the benefit from the reclassification of stranded income tax effects caused by the TCJA associated with the US pension plan liability that was eliminated in September 2022, a one-time event that would not recur in the future. Such stranded income tax effect represented a one-time benefit that distorted the effective tax rate for the quarter and year-to-date ended September 30, 2022 , and would not be indicative of ongoing or expected future income tax rate at the Company. Management believes excluding pension settlement expense and its income tax impact, including the stranded income tax effects, from its Adjusted EBITDA and Adjusted EPS for the quarter and year-to-date ended September 30, 2022 would provide investors a transparent view and enhanced ability to better assess the Company’s ongoing operational and financial performance.

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
The following table contains the calculation of net debt:

(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Current maturities of long-term debt	$—	$—	$—	$—
Long-term debt	447,000	485,000	427,000	350,000
Total debt	447,000	485,000	427,000	350,000
Cash and cash equivalents	276,482	320,870	307,415	302,036
Net debt (non GAAP)	$170,518	$164,130	$119,585	$47,964

Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates net leverage ratio by subtracting cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.

Index

The calculation of net leverage ratio as of September 30, 2022 is as follows:

Total Company
	Twelve months ended	Nine months ended		Trailing twelve months ended
(in thousands)	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2022 (non-GAAP) (c)
Net income/(loss) (GAAP)	$118,768	$89,992	$78,267	$107,043
Interest expense, net	14,891	11,521	11,336	14,706
Income tax expense	47,163	36,375	22,273	33,061
Depreciation and amortization expense	74,255	55,347	51,908	70,816
EBITDA (non-GAAP)	255,077	193,235	163,784	225,626
Restructuring expenses, net	1,331	230	268	1,369
Foreign currency revaluation (gains)/losses (a)	(1,442)	1,020	(20,579)	(23,041)
Aviation Manufacturing Job Protection (AMJP) grant	(4,731)	(4,869)	—	138
Dissolution of business relationships in Russia	—	—	2,354	2,354
Pension settlement expense	—	—	49,128	49,128
Acquisition/integration costs	1,166	911	806	1,061
Pre-tax (income) attributable to noncontrolling interest	(510)	(206)	(633)	(937)
Adjusted EBITDA (non-GAAP)	$250,891	$190,321	$195,128	$255,698

(in thousands, except for net leverage ratio)	September 30, 2022
Net debt (non-GAAP)	170,518
Trailing twelve months Adjusted EBITDA (non-GAAP)	255,698
Net leverage ratio (non-GAAP)	0.67

(c) Calculated as amounts incurred during the twelve months ended December 31, 2021, less those incurred during the nine months ended September 30, 2021, plus those incurred during the nine months ended September 30, 2022.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the nine months ended September 30, 2022

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (thousands)
January 1 to January 31, 2022	140,879	$85.24	140,879	$163,722
February 1 to February 28, 2022	145,164	86.29	145,164	151,244
March 1 to March 31, 2022	228,643	85.51	228,643	131,688
April 1 to April 30, 2022	236,091	82.21	236,091	112,418
May 1 to May 31, 2022	271,940	80.98	271,940	90,561
June 1 to September 30, 2022	—	—	—	—
Total	1,022,717		1,022,717	$90,587
On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. We purchased 1,308,003 shares of our Class A Common Stock since the Board repurchase authorization in 2021, 1,022,717 of which were purchased during the first nine months of 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Index
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at September 30, 2022.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: October 25, 2022	By	/s/ Stephen M. Nolan
Stephen M. Nolan Chief Financial Officer and Treasurer (Principal Financial Officer)