Form 10-K
period 2022-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2023-02-24
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $2.4 billion.

The registrant had 31.1 million shares of Class A Common Stock and no shares of Class B Common Stock outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2023.	III

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

•Across the entire Company, increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures; these challenges have only increased as a result of the ongoing Russia-Ukraine war
•In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades;
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
The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and drying fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated Net sales during one or more of the last three years. No individual customer accounted for as much as 10 percent of MC segment Net sales in any of the periods presented. A majority of MC segment Net sales in the year ended December 31, 2022 were for use in the production of the growing grades of tissue, containerboard, other paper categories, and other engineered fabrics, while less than 20% of MC segment Net sales were for the production of the declining newsprint and printing and writing papers categories.

The Albany Engineered Composites (“AEC”) segment, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group ("SAFRAN"), owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircrafts. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net sales in 2022. Other significant AEC programs include the production of structures and parts for the Sikorsky CH-53K helicopter, F-35 fighter jet, Joint Air-to-Surface Standoff Missile ("JASSM"), and Boeing 787 platforms. AEC also supplies vacuum waste tanks for most of the Boeing 7X7 aircraft, as well as the fan case for the GE9X engine. In 2022, approximately 46% of the AEC segment’s sales were related to U.S. government contracts or programs.
See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.

Index

Following is a table of Net sales by segment for 2022, 2021, and 2020.

(in thousands)	2022	2021	2020
Machine Clothing	$609,461	$619,015	$572,955
Albany Engineered Composites	425,426	310,225	327,655
Consolidated total	$1,034,887	$929,240	$900,610
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
Effect of Global Macroeconomic and Political Climate
The war between Russia and Ukraine is affecting the economic and global financial markets and exacerbating ongoing economic challenges caused by impacts of the ongoing COVID-19 pandemic, including rising inflation and global supply chain disruptions.
Our MC segment has historically generated approximately 2% of its annual net sales from customers in Russia and Ukraine. In addition, a subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.5 million expense in cost of goods sold and in Selling, General, and Administrative expense, representing reserves against the risk of obsolescence of certain inventory destined for Russian customers and uncollectible receivables from Russian customers, respectively. In the first quarter of 2022, we also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss included in Other (income)/expense, net.

Our cessation of doing business in Russia resulted in a reduction of approximately $10 million in annual net sales in the MC segment during 2022.

During 2022, our segments saw higher input costs due to increased energy costs, tight supply market, and global logistics challenges. Our MC segment experienced higher energy prices, higher labor costs, and increased raw material prices. We continued to identify alternatives to secure materials in the face of intense supply constraints. Logistics costs have begun to stabilize compared to the same period last year, though they remained higher than pre-pandemic levels.

We anticipate inflationary pressure and energy cost escalation to be a primary input cost pressure in the near term.
The ultimate financial impact due to the aforementioned global macroeconomic conditions and political climate is difficult to predict. During 2022, MC segment input costs increased approximately $10 million as a result of these factors, or an unfavorable impact to the segment gross margin of approximately 140 basis points for the year.
Our Albany Engineered Composites segment does not have significant direct exposure in Russia. However, it has not been immune from supply chain disruptions. Increasing fuel prices coupled with higher demand has resulted in increased freight costs during the quarter, along with ongoing logistic constraints, higher labor costs, and increases in raw material prices. Due to the nature of AEC’s contracts with its customers, we currently anticipate passing through a portion of such cost increases to the customers.

Index

Until the effects of the macroeconomic conditions and political climate on global markets subside, there can be no assurance that our input costs will not continue to rise beyond our current estimate, thus unfavorably impacting our future results of operations, financial position and liquidity.
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
Company-funded research expenses totaled $31.4 million in 2022, $29.6 million in 2021, and $25.8 million in 2020. In 2022, these costs were 3.0 percent of total Company Net sales, including $15.4 million, or 3.6 percent of Net sales, in our AEC segment. Research and development in the AEC segment includes both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net sales. Cost of sales associated with customer-funded research was $5.2 million in 2022, $5.2 million in 2021, and $5.1 million in 2020.
We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks, trade names and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains over 2,300 patents, and approximately 160 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries. We have from time to time licensed some of our patents and/or know-how to one or more competitors, and have been licensed under some competitors’ patents, in each case mainly to enhance customer acceptance of new products. The revenue from such licenses is less than 1 percent of consolidated net sales.
Raw Materials
Primary raw materials for our MC products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of machine clothing, at our facility in Homer, New York, which supplies approximately 24 percent of our worldwide monofilament requirements. In the AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material

Index

qualification or other requirements that may preclude or delay their availability. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate price and availability risks. Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.
Competition
In the paper machine clothing market, we believe that we had a worldwide market share of approximately 30 percent in 2022.

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
Human Capital Resources

Albany International recognizes that its long, successful history and future opportunities are directly linked to dedicated, engaged and diverse employees that serve the Company in all business operations. Albany currently employs approximately 4,100 people, with significant operations in North America, South America, Europe and Asia. Wages and benefits are competitive with those of other manufacturers in the geographic areas in which our facilities are located. A number of hourly employees outside of the United States are members of various unions. In general, we consider our relations with employees to be excellent. Employees participate in regular training programs appropriate for their responsibility and extensive optional training programs have been developed for those who seek professional and personal growth opportunities. All employees are required to participate in safety training on a regular basis. We have systematically and continuously reduced our Total Recordable Incident Rate (TRIR) by approximately 65% since 2019 to 0.48 in 2022.
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

Our Diversity, Equity and Inclusion (DE&I) Council develops a holistic and actionable DE&I strategy that seeks diversity, nurtures inclusion, amplifies innovation and empowers champions. Our hiring strategy recruits candidates from a broad range of hiring sources that target people with diverse backgrounds and skills to fill open positions within

Index

the Company. Approximately 26% of our global workforce were women in 2022. Our Empowering Women Leaders Network aims to continue increasing representation of women at all levels to contribute to the Company’s business success through relationships, and partnerships.
Executive Officers of the Registrant
The following table sets forth certain information with respect to the executive officers of the Company as of February 24, 2023:
A. William Higgins, 64, President and Chief Executive Officer, joined the Company in 2020. He has served the Company as President and Chief Executive Officer since January 2020. He has been a director of the Company since 2016 and served as Chairman of the Board from February 2019 until January 2020. From 2005 to 2012 he served CIRCOR International, Inc. in a variety of senior organizational positions, including Chief Executive Officer and Chairman. Prior to joining CIRCOR, he held a variety of senior management positions with Honeywell International and AlliedSignal.
Stephen M. Nolan, 53, Chief Financial Officer and Treasurer, joined the Company in 2019. He has served the Company as Chief Financial Officer and Treasurer since April 2019. Prior to joining the Company, he served as Chief Financial Officer of Esterline and previously held the same role at Vista Outdoor, Inc. He previously worked in a number of strategic and operational management roles at ATK, including Senior Vice President for Strategy and Business Development and several business unit leadership positions. Earlier in his career, Mr. Nolan served in corporate development and strategy roles at Raytheon Company and as a strategy consultant at McKinsey & Company.
Daniel A. Halftermeyer, 61, President – Machine Clothing, joined the Company in 1987. He has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.
Greg Harwell, 59, President – Albany Engineered Composites, joined the Company in 2019. He has served the Company as President - Albany Engineered Composites since November 2019. Prior to joining the company, he served as President of Aerostructures for Precision Castparts (PCC) managing all aspects of the organization for the Aerostructures division. He also served as Vice President and General Manager in charge of Global Operations Strategy at Alcoa Fastening Systems and Rings, and before November 2014 was responsible for multiple operations within Alcoa Fastening Systems. From June 2019 until he joined Albany International, Mr. Harwell was a consultant to Arlington Capital Partners, providing M&A advisory services.
Alice McCarvill, 58, Executive Vice President- Human Resources and Chief Human Resources Officer, joined the Company in 2018. She has served the Company as Executive Vice President- Human Resources and Chief Human Resources Officer since February 2019. She joined the Company in March 2018 as Executive Vice President- Human Resources. Prior to 2018 she was Group VP Human Resources for Arconic Engineered Products and Solutions.
Joseph M. Gaug, 59, Vice President- General Counsel and Secretary, joined the Company in 2004. He has served the Company as Vice President- Secretary and General Counsel since May 2020. He previously served as Associate General Counsel from 2004 and as Associate General Counsel and Assistant Secretary from 2006 to May 2020. Prior to 2004 he was a principal at McNamee, Lochner, Titus & Williams, PC.
Robert A. Hansen, 65, Senior Vice President and Chief Technology Officer, joined the Company in 1981. He has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Press Fabrics, Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

Elisabeth Indriani, 47, Vice President – Controller, joined the Company in 2021. Prior to joining the Company, she was the Global Controller at Century Aluminum Company, where she oversaw accounting and financial reporting, led global policy and process transformation initiatives, and was a business partner in financial planning and analysis,

Index

M&A due diligence, investor relations, treasury, financing and tax structuring transactions. Earlier in her career, Ms. Indriani served as an Audit Senior Manager with Deloitte and Touche LLP – as a member of the Industry Professional Practice Director group, she authored Deloitte interpretive accounting guides and was a frequent speaker at Deloitte accounting and advisory events, in addition to advising clients on the application of accounting standards on complex transactions.
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

Index

Item 1A.    RISK FACTORS

The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing the Company. This list is not all-inclusive or necessarily in order of importance. If any of the events contemplated by the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. Some of these risks are described below and in the documents incorporated by reference, and investors should take these risks into account when evaluating any investment decision involving the Company.

Risks related to our business and operations

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, financial condition and cash flows are uncertain

The public health crisis caused by the COVID-19 pandemic and the measures being taken by governments, businesses, and the public at large to limit COVID-19's spread has had, and are expected to continue to have, certain negative effects on the markets we serve. These effects include deteriorating general economic conditions in many regions of the world, increased unemployment, decreases in disposable income, decline in consumer confidence, and changes in consumer spending habits. In the U.S. and in several other countries these effects appear to be on the wane. Nevertheless, the evolution of the pandemic, governments’ responses to the pandemic, and individuals’ behavior in response to the pandemic and its effects, in aggregate, continue to impact business conditions in varied and unpredictable ways. Certain adverse impacts specific to the Company include, without limitation:

• During 2022, some employees in various plants contracted the COVID-19 virus, which led to workforce absences of employees that contracted the virus and others that may have been exposed. Highly contagious diseases such as COVID-19 create the risk that we may need to shut down one of our facilities for an extended period of time, which could increase our costs and affect our ability to meet commitments to customers. In 2022, although we did not shut down any of our plants due to COVID-19, production at some plants was affected by government shutdown orders in areas adjacent to those plants. There is no guarantee that future government shutdown orders, or our own future shutdowns, should they occur, will not have a more significant impact on our production.

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

• The Albany Engineered Composites segment generates a significant portion of its revenue from commercial aerospace programs and contracts for the U.S. Department of Defense. The COVID-19 pandemic has significantly impacted passenger air travel which, in turn, has impacted and is likely to continue to impact the commercial aerospace programs that provide a source of revenue for the Company. Such programs could be delayed or canceled which, in addition to a loss of revenue and gross profit, could lead to write-offs for Company investments for those programs. The pandemic has resulted in significant costs for the U.S. government, which could lead to program delays or cancellations, and a corresponding decrease in our revenues.

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

Index

A number of industry factors have had, and in future periods could have, an adverse impact on sales, profitability and cash flow in the Company’s MC and AEC segments
Significant consolidation and rationalization in the paper industry in recent years have reduced global consumption of paper machine clothing in certain markets and for certain grades. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in the future are likely to have, an adverse effect on paper machine clothing sales.
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
Similar pressures exist in the markets in which AEC competes. During 2019, Net sales under the LEAP contract exceeded $210 million. Due to the grounding of the Boeing 737 MAX, the destocking of the supply chain and the impact of the pandemic on air travel, Net sales generated by the LEAP contract were approximately $100 milllion in each of 2020 and 2021, before improving to $165 million in 2022.
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
The U.S. Government’s Department of Defense (“DoD”) Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors
Under the applicable federal regulations for DoD contractors, AEC is required to comply with the agencies current cybersecurity regulations. In addition to these current regulations, AEC will be required to comply with the new CMMC program requirements on future contracts as they are flowed down from our DoD prime customers in the coming years. Given the current and planned future portfolio of U.S. Government-related business, AEC expects to be required to comply fully with the highest levels of the planned CMMC framework and will potentially be subject to third-party or U.S. Government audit to certify our compliance. The CMMC compliance requirements are complex and the costs are significant. To the extent that AEC is unable to comply with the CMMC or other related cybersecurity

Index

requirements, AEC may be unable to maintain or grow its business on programs with the DoD and its prime customers.
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
There is a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of machine clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the MC and AEC segments. The risks associated with limited suppliers increased as a result of the COVID-19 pandemic, which has put pressure on the supply chain in general, and transportation companies that deliver raw materials to us and our products to customers, in particular. While we have been able to meet our raw material and equipment needs, the limited number

Index

of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers under contracts they have with SAFRAN to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality issues relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity. Such could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. These disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.
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

Index

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
The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties
We currently have manufacturing facilities outside the U.S. In 2022, 43% percent of consolidated Net sales were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.

Index

The military invasion of Ukraine by Russia, and the ensuing sanctions are likely to continue to have an impact on our business. We have already stopped shipping our products to Russia and are in the process of winding down a small joint venture in that country which supplied dryer fabrics to local papermakers, resulting in lost sales and possible future write-offs. However, we also expect that there could be further indirect impacts. For instance, the conflict has already caused disruption in the availability of shipping options between Asia and Europe. Supply chain disruptions could make it more difficult to find favorable pricing and reliable sources for the raw materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials or services we need to continue to make and deliver certain products. Moreover, these same pressures could hinder our customers’ ability to source materials needed for their own manufacturing efforts, thereby reducing or slowing their demand for our products. There can be no assurance that we will be able to pass through input cost increases to our customers or to fully offset them via operational efficiencies. If we are unsuccessful in managing such cost increases, they could have a material adverse effect on our business, financial position, results of operations, and liquidity.
Geopolitical tensions have heightened elsewhere as well, including between China and Taiwan. MC has significant manufacturing operations in China and vendors that support AEC import significant materials from China, and any escalation in this region could also disrupt our business.
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
In addition, our global presence subjects us to certain risks, including controls on foreign exchange and the repatriation of funds. While we have been able to repatriate current earnings in excess of working capital requirements from certain countries in which we operate without substantial governmental restrictions, there can be no assurance that we will be able to cost effectively repatriate foreign earnings in the future.
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

Index

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
Sales of components for a number of programs that are currently considered to be important to the future revenue-growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or short-term supply agreements with terms of one to four years. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and aft transition assembly including skins and longerons for the CH-53K helicopter. As a result, while AEC reasonably expects to continue as a supplier on these programs as long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier, this sole supplier status will continue. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future revenues and segment operating income.
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

Index

See also “The U.S. Government’s Department of Defense Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors”

The loss of one or more major customers could have a material adverse effect on sales and profitability
One customer (SAFRAN) accounted for approximately 40 percent of Net sales in the AEC segment in 2022, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on AEC’s Net sales and profitability. LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC 919 aircraft. The grounding of the Boeing 737 MAX led to lower deliveries of parts, resulting in lower revenues during 2021 and 2022. While the grounding has now been lifted, the Boeing 737 MAX orders and deliveries have yet to return to pre-grounding levels, which could result in longer than expected return to such levels in the future and in lower LEAP revenues for a longer period.
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
Our top ten customers in the MC segment accounted for a significant portion of our Net sales in 2022. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on MC's net sales and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.
Risks related to information technology and cybersecurity

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our employees, customers and suppliers. The failure to prevent attacks on our operational systems or infrastructure could result in disruptions to our businesses, loss or disclosure of regulated data, or the loss or disclosure of confidential and proprietary intellectual property or other assets
As the breadth and complexity of this infrastructure continues to grow, including the increasing reliance on, and use of, mobile technologies and cloud-based services, and as many of our employees continue to work remotely following the coronavirus pandemic, the risk of security incidents and cyberattacks has increased. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols.

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

Index

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
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. We are subject to U.S. federal procurement regulations such as the DFARS clause 252.204-7012, based on the NIST 800-171 framework whose goal is protecting controlled unclassified information in non-federal systems and organizations. In 2022 we continued efforts to comply with the U.S. Department of Defense Cybersecurity Maturity Model Certification (CMMC) which will impact us in the coming years as it is incorporated into DFARS 252.204-7012 clauses in our contracts for government programs.
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
Changes in the value of foreign currencies relative to the U.S. dollar could impact the reported level, in U.S. dollars, of Net Sales and operating expenses which are denominated in those currencies.
Changes in currency exchange rates could adversely affect the Company’s business, financial condition or results of operations.

Index

We have a substantial amount of indebtedness. At December 31, 2022, the Company had outstanding long-term debt of $439 million
At December 31, 2022, our leverage ratio (as defined in our primary borrowing agreement) was 1.25, and we had borrowed $439 million under our $700 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.
We use interest rate swaps to manage the interest cost associated with our borrowings. Borrowings under the revolving credit facility and the interest rate swaps are currently based on LIBOR, which is expected to be phased out and replaced starting in 2024. Future changes in the interest rate benchmark could affect the Company’s cost of borrowing and its cash flows, or the effectiveness of the hedges, which could have an effect on net income.
As of December 31, 2022, we had approximately $261 million of additional borrowing capacity under our $700 million revolving credit facility. Incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

Significant changes in critical estimates and assumptions related to pension and other postretirement benefit (“OPEB”) costs and liabilities could affect our earnings and pension contributions in future periods

The determination of our pension and other postretirement benefit plans’ expense or income involves significant judgments, specifically related to our discount rate, long-term return on assets, and other actuarial assumptions. We establish our discount rate assumption annually and review whether to change our long-term return on assets assumption annually. These estimates and actuarial assumptions could change significantly as a result to changes in economic, legislative, and/or demographic profiles. Such changes could result in unfavorable changes to our pension and OPEB expense and funded status, and our cash contributions thereof, which could have a negative impact on our results of operations. Further, the difference between actual investment returns and our long-term return on asset assumptions would result in a change to our pension and OPEB expense, funded status, as well as our required contributions to the plans. We manage our plan assets in accordance with our investment management objectives, and they are subject to market volatility and other conditions. Differences may also arise due to changes in regulatory, accounting and other requirements applicable to pension plans.
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

Index

Unanticipated changes in tax laws or exposure to additional tax liabilities could affect our future profitability

We are subject to income taxes in both the United States and various non-U.S. jurisdictions. Unanticipated changes in foreign and domestic tax laws, regulations, or policies, or their interpretation and application by regulatory bodies, or exposure to additional tax liabilities could affect our future profitability and cash flows. Our domestic and international tax liabilities are dependent upon the distribution of income among these jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, as well as changes in the overall profitability of the Company, tax legislation, and generally accepted accounting principles.
As of December 31, 2022, we have approximately $50.1 million net operating loss (“NOL”) carryforward in various taxing jurisdictions. Our ability to utilize the NOL carryforward could be adversely impacted by several factors, including but not limited to significant changes to tax legislation and lower than expected future earnings of the Company.
We are subject to tax audits by various tax authorities in many jurisdictions. The open tax years in these jurisdictions range from approximately 2014 to 2022. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business
We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anti corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, ESG initiatives, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations further increases the difficulty of compliance.
Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our

Index

customers also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our customers. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anti corruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. The Company provides and all employees must participate in regular training activities with respect to the Company's business ethics standards and expectations. Our employees, subcontractors, suppliers, and agents, any companies we may acquire and their employees, subcontractors, suppliers and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anti corruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
Increasing stakeholder environmental, social and governance (ESG) expectations, physical and transition risks associated with climate change, emerging ESG regulation, contractual requirements, and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product designs, result in carbon offset investments or otherwise could negatively impact our business and/or competitive position. Increasing industry performance standards, increasing sustainability disclosure requirements in the U.S. and globally, and requirements on manufacturing and product air pollutant emissions, especially greenhouse gas (GHG) emissions, may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
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

Index

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
As of February 17, 2023 we had  31.1 million shares of Class A Common Stock outstanding and no shares of Class B Common Stock outstanding. In addition, shares of Class A Common Stock are issuable upon the exercise of outstanding stock options or the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our principal manufacturing facilities are located in Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.0 million square feet, of which 1.1 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 3.5 million square feet, of which 3.0 million square feet are owned and 0.5 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2023.
Item 3.    LEGAL PROCEEDINGS
The information set forth above is described in Note 21 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
Item 4.    MINE SAFETY DISCLOSURES
None.

Index

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Our Class A Common Stock is principally traded on the New York Stock Exchange under the symbol AIN. According to Broadridge, as of December 31, 2022, there were over 20,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Our Class B Common Stock does not trade publicly. As of December 31, 2022, there were no outstanding Class B shares. Dividends are paid equally on shares of each class. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2022
Cash dividends per share	$0.21	$0.21	$0.21	$0.25
Class A Common Stock prices:
High	$91.25	$87.91	$97.20	$104.34
Low	$80.84	$75.94	$77.50	$81.62
2021
Cash dividends per share	$0.20	$0.20	$0.20	$0.21
Class A Common Stock prices:
High	$88.01	$92.26	$88.88	$89.92
Low	$69.52	$81.80	$75.13	$79.31

Index

The graph below matches the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of eighteen companies included in the customized peer group which are: Barnes Group Inc, Bwx Technologies Inc, Curtiss-Wright Corp, Enpro Industries Inc, Esco Technologies Inc, Franklin Electric Co Inc, Graco Inc, Heico Corp, Hexcel Corp, Kadant Inc, Kaman Corp, Mercury Systems Inc, Nordson Corp, Spx Technologies Inc, Teledyne Technologies Inc, Trimas Corp, Triumph Group Inc and Woodward Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Albany International Corp., the Russell 2000 Index, and a Peer Group

$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Albany International Corp.
Russell 2000
Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Copyright© 2023 Russell Investment Group. All rights reserved.
Fiscal year ending December 31.

December 31,	2017	2018	2019	2020	2021	2022
Albany International Corp.	100.00	102.66	126.05	123.64	150.38	169.27
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	91.25	124.78	133.75	158.91	150.66
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Restrictions on dividends and other distributions are described in Note 17 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
Disclosures of securities authorized for issuance under equity compensation plans are included under Item 12 of this Form 10-K.

Index

Issuer Purchases of Equity Securities during the year ended December 31, 2022

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
January 1 to January 31, 2022	140,879	$85.24	140,879	$163,722
February 1 to February 28, 2022	145,164	86.29	145,164	151,244
March 1 to March 31, 2022	228,643	85.51	228,643	131,688
April 1 to April 30, 2022	236,091	82.21	236,091	112,418
May 1 to May 31, 2022	271,940	80.98	271,940	90,561
June 1 to June 30, 2022	—	—	—	90,561
July 1 to July 31, 2022	—	—	—	90,561
August 1 to August 31, 2022	—	—	—	90,561
September 1 to September 30, 2022	—	—	—	90,561
October 1 to October 31, 2022	—	—	—	90,561
November 1 to November 30, 2022	—	—	—	90,561
December 1 to December 31, 2022	—	—	—	90,561
Total	1,022,717		1,022,717	90,561
In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total the Company has repurchased 1,308,003 shares for a total cost of $109.4M, of which 1,022,717 shares were repurchased in 2022 for $85.1 million and 285,286 shares were repurchased in 2021 for $24.3 million.

Index

Item 6.    SELECTED FINANCIAL DATA
The following selected historical financial data have been derived from our Consolidated Financial Statements in Item 8. The data should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(in thousands, except per share amounts)	2022	2021	2020	2019	2018
Summary of Operations
Net sales (3) (4)	$1,034,887	$929,240	$900,610	$1,054,132	$982,479
Cost of goods sold (3) (4) (5)	645,105	550,849	529,538	656,431	632,730
Restructuring and other (6)	106	1,331	5,736	2,905	15,570
Operating income/(loss) (1) (3) (5)	181,022	178,011	166,080	193,576	137,408
Interest expense, net	14,000	14,891	13,584	16,921	18,124
Income from continuing operations	96,508	118,768	97,243	133,383	83,019
Net income attributable to the Company	95,762	118,478	98,589	132,398	82,891
Earnings per share attributable to Company Shareholders- Basic	3.06	3.66	3.05	4.10	2.57
Earnings per share attributable to Company Shareholders- Diluted	3.04	3.65	3.05	4.10	2.57
Dividends declared per share	0.88	0.81	0.77	0.73	0.69
Weighted average number of shares outstanding - basic	31,339	32,348	32,329	32,296	32,252
Capital expenditures, including software	96,348	53,699	42,390	67,955	82,886
Financial position
Cash	$291,776	$302,036	$241,316	$195,540	$197,755
Property, plant and equipment, net (2) (3)	445,658	436,417	448,554	466,462	462,055
Total assets (1) (2) (3) (4)	1,642,255	1,556,064	1,549,936	1,474,368	1,417,992
Current liabilities (2) (3)	211,316	208,166	190,863	202,719	189,306
Long-term debt (2)	439,000	350,000	398,000	424,009	523,707
Total noncurrent liabilities (2) (3)	563,396	470,293	539,208	568,960	620,406
Total liabilities (2) (3) (4)	774,712	678,459	730,071	771,679	809,712
Total equity (1) (2) (4)	867,543	877,605	819,865	702,689	608,280

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

(6)    During the period 2018 through 2022, we recorded restructuring charges related to organizational changes and cost reduction initiatives.

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
The MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, incorporated herein by reference.

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
The AEC segment provides significant longer term growth potential for the Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group ("SAFRAN") and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net sales in 2022. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787, and vacuum waste tanks for Boeing 7-Series aircraft. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2022, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	(in thousands, except percentages)
Years ended December 31,	2022	2021	2020
Machine Clothing	$609,461	$619,015	$572,955
Albany Engineered Composites	425,426	310,225	327,655
Total	$1,034,887	$929,240	$900,610
% change	11.4%	3.2%	-14.6%
Changes in currency translation rates had the effect of decreasing 2022 Net sales by $28.5 million (3% of Net sales) driven by the weaker Euro, as compared to 2021.
Excluding the effect of changes in currency translation rates: consolidated Net sales increased 14.4%, Net sales in MC increased 1.8% compared to 2021, driven by increased sales of packaging, pulp and tissue grades, and AEC experienced significant growth during 2022, with Net sales increasing 39.6%, primarily driven by CH-53K and LEAP programs.

Backlog
Backlog in the MC segment was $172 million at December 31, 2022 and $190 million December, 31 2021. Backlog in the AEC segment increased to $414 million at December 31, 2022, compared to $347 million at December 31, 2021. The increase in AEC’s backlog was primarily due to increased demand on the CH-53K program. All of the backlog in MC and approximately 65% of the AEC backlog is expected to be invoiced during the next 12 months.
Gross Profit
The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)
Years ended December 31,	2022	2021	2020
Machine Clothing	$312,285	$322,457	$301,144
Albany Engineered Composites	77,497	55,934	69,928
Total	$389,782	$378,391	$371,072
% of Net Sales	37.7%	40.7%	41.2%
The increase in 2022 Gross profit, as compared to 2021, was principally due to increased Net sales at AEC. Gross profit as a percentage of sales:
•At MC, decreased from 52.1% in 2021 to 51.2% in 2022 in MC, due to an increase in input costs
•At AEC, was largely in line with the prior year, increasing from 18.0% in 2021 to 18.2% in 2022

Index

Selling, Technical, General, and Research (STG&R)
Selling, technical, general and research (STG&R) expenses include selling, general, administrative, technical, product engineering and research expenses.
The following table summarizes STG&R by business segment:

	(in thousands, except percentages)
Years ended December 31,	2022	2021	2020
Machine Clothing	$105,979	$105,602	$107,594
Albany Engineered Composites	45,918	39,742	35,571
Corporate expenses	56,757	53,705	56,091
Total	$208,654	$199,049	$199,256
% of Net Sales	20.2%	21.4%	22.1%

Consolidated STG&R expenses increased 5% as compared to 2021, but represented a smaller percentage of Net Sales.
•At MC, STG&R remained largely in line with the prior year.
•At AEC, Selling and general expenses increased $3.7 million related to investments in business development activities, and Research expense increased $2.5 million related to investments in new technologies and enhanced capabilities.
Research and Development
The following table is a subset of the STG&R table above and summarizes expenses associated with internally funded research and development by business segment:

	(in thousands)
Years ended December 31,	2022	2021	2020
Machine Clothing	$16,060	$16,710	$15,922
Albany Engineered Composites	15,353	12,891	9,828
Total	$31,413	$29,601	$25,750
Restructuring
In addition to the items discussed above affecting Gross profit and STG&R expenses, operating income was affected by restructuring expense, net, which was insignificant in both the current and prior year, and was related primarily to the winding down of restructuring actions taken in prior periods. For more information on our restructuring charges, see Note 5 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	(in thousands)
Years ended December 31,	2022	2021	2020
Machine Clothing	$206,214	$215,654	$190,805
Albany Engineered Composites	31,579	16,160	31,536
Corporate expenses	(56,771)	(53,803)	(56,261)
Total	$181,022	$178,011	$166,080

Index

Other Earnings Items

	(in thousands)
Years ended December 31,	2022	2021	2020
Interest expense, net	$14,000	$14,891	$13,584
Pension settlement expense	49,128	—	—
AMJP grant	—	(5,832)	—
Other (income)/expense, net	(14,086)	3,021	13,422
Income tax expense	35,472	47,163	41,831
Net income/(loss) attributable to the noncontrolling interest	746	290	(1,346)
Interest Expense
Interest expense, net, decreased over the prior year as a result of higher interest earned on Cash and cash equivalents, in addition to decreased interest expense on Finance leases during the fourth quarter. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.

Pension settlement expense
In the third quarter of 2022, the Company took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred in the prior year. See Note 4 to the Consolidated Financial Statements for additional information.

AMJP grant
During the third quarter of 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. No such award was granted during 2022. See Note 1 to the Consolidated Financial Statements for additional information.

Other (income)/expense, net
In 2022, Other (income)/expense, net included gains related to the revaluation of nonfunctional-currency balances of $10.0 million, as compared to a gain of $1.2 million during 2021, principally resulting from a weaker Euro throughout the course of 2022. Also in 2022, the Company recorded a gain of $3.4 million on the sale of IP addresses that the Company had no future critical need to retain. There were no similar gains of this nature in the previous two years.

Index

Income Taxes
Significant items that impacted the effective tax rate in the years 2022, 2021 and 2020, included the following (percentages reflect the effect of each item as a percentage of income before income taxes):

	Year Ended December 31,
	2022		2021		2020
(in thousands, except percentages)	Tax Amount	%	Tax Amount	%	Tax Amount	%

Continuing Operations (Excluding Discrete Items)	$40,497	30.7%	$50,045	30.2%	$39,544	28.4%

Changes in uncertain tax positions	(780)	(0.6)	232	0.1	252	0.2
Impact of amended tax returns	(98)	(0.1)	(2,098)	(1.2)	500	0.3
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	—	—	—	3,801	2.7
Changes in opening valuation allowance	—	—	—	—	—	—
Provision for/adjustment to beginning of year valuation allowances	(802)	(0.6)	957	0.6	168	0.1
True-up of prior year estimated taxes	(1,436)	(1.1)	(1,584)	(1.0)	(2,420)	(1.8)
Enacted tax legislation and rate change	(587)	(0.4)	352	0.2	—	—
US Pension Plan and interest rate swap settlements - Release of Residual Tax Effect	(4,926)	(3.8)	—	—	—	—
Foreign withholding on incremental earnings repatriation	1,518	1.2	—	—	—	—
Impact of non-election of high tax exclusion under GILTI *	1,723	1.3	—	—	—	—
Other tax adjustments	363	0.3	(741)	(0.5)	(14)	0.2

Effective Tax Rate	$35,472	26.9%	$47,163	28.4%	$41,831	30.1%

* Global Intangible Low-Taxed Income

Our tax planning initiatives included repatriating additional earnings to the U.S. and managing overall cash taxes in the short term. Such initiatives resulted in discrete adjustments that increased our 2022 effective tax rate, partially offset by true ups of prior year estimated taxes and the release of residual tax effects due to termination of our U.S. Pension Plan and settlements of interest rate swaps.
For more information on income tax, see Note 7 to the Consolidated Statements in item 8.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 59 percent of our consolidated revenues during 2022. MC products are purchased primarily by manufacturers of paper and paperboard. We believe we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Recent technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
The Company’s manufacturing and product platforms position us well to meet these shifting demands across product grades and geographic regions. Our strategy for meeting these challenges continues to be to grow share in

Index

all markets, with new products and technology, and to maintain our manufacturing footprint to align with global demand, while we offset the effects of inflation through continuous productivity improvement.
Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2022	2021	2020
Net sales	$609,461	$619,015	$572,955
% change from prior year	-1.5%	8.0%	-4.7%
Gross profit	312,285	322,457	301,144
% of net sales	51.2%	52.1%	52.6%
STG&R expenses	105,979	105,602	107,594
Operating income	206,214	215,654	190,805
Net Sales
Net sales decreased 1.5%. Changes in currency translation rates, driven by a weaker Euro, had the effect of decreasing 2022 sales by $20.8 million compared to 2021. Excluding the effect of changes in currency translation rates, Net sales in MC increased 1.8% compared to 2021, driven by growth in sales of packaging, pulp and tissue grades.
Gross Profit
The decrease in MC Gross profit was primarily driven by changes in currency translation rates, principally the weaker Euro, as well as increases in input costs, causing a decrease in Gross margin from 52.1% in 2021 to 51.2% in 2022.
Operating Income
The decrease in Operating income was principally due to the decrease in Gross profit. STG&R expenses remained largely in line with the prior year.

Albany Engineered Composites Segment
The Albany Engineered Composites (“AEC”) segment, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest, AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net sales in 2022. Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2022, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.
Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2022	2021	2020
Net sales	$425,426	$310,225	$327,655
% change from prior year	37.1%	-5.3%	-27.7%
Gross profit	77,497	55,934	69,928
% of net sales	18.2%	18.0%	21.3%
STG&R expenses	45,918	39,742	35,571
Operating income/(loss)	31,579	16,160	31,536

Index

Net Sales
AEC experienced significant growth during 2022, with Net sales increasing approximately $115 million, primarily due to CH-53K and LEAP programs. Excluding the effect of changes in currency translation rates, the increase in Net sales was 39.6%.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for 2022 and 2021. LEAP engines are currently used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft.
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
Gross Profit
The increase in Gross profit was primarily due to increased Net Sales due to growth on CH-53K and LEAP programs. Gross margin remained largely in line with the prior year.
Operating Income/(Loss)
Operating income nearly doubled year over year, increasing $15.4 million in 2022, principally due to an increase in Gross profit, as described above, partially offset by an increase in Selling and general expenses of $3.7 million related to investments in business development activities, and an increase in Research expense of $2.5 million related to investments in new technologies and enhanced capabilities.

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
In addition to supplying paper, paperboard, and tissue companies, the MC segment is a leading supplier to the nonwovens (which includes the manufacture of products such as diapers, personal care, and household wipes), building products, and tannery and textile industries. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use products. The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. AEC's working capital levels rose sharply in the last few years in line with the segment's growth.
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

Index

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2022	2021	2020
Net income	$96,508	$118,768	$97,243
Depreciation and amortization	69,049	74,255	72,705
Changes in working capital(a)	(63,478)	16,488	(60,727)
Changes in long-term liabilities, deferred taxes and other credits	(18,629)	(1,532)	8,664
Non-cash portion of pension settlement expense	42,657	—	411
Other operating items	2,107	9,496	21,957
Net cash provided by operating activities	128,214	217,475	140,253
Net cash used in investing activities	(96,348)	(53,699)	(42,390)
Net cash used in financing activities	(23,652)	(99,635)	(60,669)
Effect of exchange rate changes on cash flows	(18,474)	(3,421)	8,582
Increase/(decrease) in cash and cash equivalents	(10,260)	60,720	45,776
Cash and cash equivalents at beginning of year	302,036	241,316	195,540
Cash and cash equivalents at end of year	$291,776	$302,036	$241,316
_________________________
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable and Accrued liabilities.
Net cash provided by operating activities was $128.2 million in 2022, compared to $217.5 million in the same period last year. The decrease in net cash provided by operating activities was driven primarily by the following. AEC generated working capital cash inflows in Accounts receivable and Contract assets during 2021 (due to significant deliveries of LEAP components throughout the year), while during 2022, AEC invested in working capital as it prepared to execute on its expanded CH-53K scope of work. The Company made contributions of approximately $12.6 million to the U.S. pension plan during 2022, in connection with the termination of such plan (see discussion in Note 4 to the Consolidated Financial Statements). In addition, the timing of customer and vendor invoice payments, as well as higher incentive compensation payouts during 2022 compared to the same period in 2021, contributed to reduced net cash provided by operating activities.
We strategically deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, increase shareholder value, and position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Our capital expenditures totaled $96.3 million and $53.7 million for 2022 and 2021, respectively, comprised of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consisted of investments to improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.
Net cash used in financing activities during 2022 was $23.7 million compared to $99.6 million in 2021, driven by increased borrowings during the current year that were partially used to fund repurchases of shares.
Liquidity and Capital Structure
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend to be insignificant.
Under our $700 million unsecured credit agreement, $439 million of borrowings were outstanding as of December 31, 2022. We believe cash flows from operations and availability under our Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. As of December 31, 2022, we had cash and cash equivalents of $292 million and availability under our Credit Agreement of $261 million, for a total liquidity of approximately $553 million. For more information on the revolving credit agreement, see Note 13 to the Consolidated Financial Statements.
As of December 31, 2022, $273.2 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for

Index

repatriation to the U.S. were in excess of $201 million at December 31, 2022, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.
We have also returned cash to shareholders through dividends and share repurchases. During 2022, we paid $26.5 million in dividends and repurchased 1 million shares of our Class A Common shares at a cost of $85 million under the $200 million share repurchase program that our Board approved in October 2021.
At December 31, 2022, we had no off-balance sheet arrangements. We have contractual commitments to repay debt, make payments under leases, contribute to our pension and postretirement plans, and settle obligations related to agreements to purchase goods and services, income taxes, compensation plans, and as applicable, interest rate swaps. We estimate these contractual commitments amount to approximately $588 million as of December 31, 2022, of which we expect to pay $44 million within the next year. Such commitments are not representative of all our future cash requirements, which will vary based on future needs.
Critical Accounting Policies and Estimates
For the discussion of our accounting policies, see Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments which can affect our results of operations. In addition to the accounting policies stated in Item 8, financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.
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
We also have fixed price long-term contracts, for which we use the percentage of completion (incurred cost to total estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs.
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

Index

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

Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 3.2% for 2022.

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
Recent Pronouncements
In March 2022, the SEC issued a proposed rule to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incident reporting by public companies. The proposed rules are intended to provide more consistent, comparable and decision-useful information so that investors can better evaluate the Company’s exposure to cybersecurity risks, incidents, and strategies to mitigate risks and incidents. We will continue to monitor developments around this proposed rule.
Also in March 2022, the SEC issued a proposed rule that would enhance and standardize the climate-related disclosures provided by public companies. Under the proposed rule, we would be required to provide quantitative and qualitative disclosures in registration statements and annual reports that include climate-related financial impact and expenditure metrics as well as a discussion of climate-related impacts on financial estimates and assumptions, all of

Index

which would be presented in a footnote to the financial statements. Such disclosures would also be subject to management's internal control over financial reporting ("ICFR") and external audit. As a Company, we have long been committed to sustainable practices and corporate social responsibility and have more recently taken steps to articulate our values and goals, some of which are summarized in our published sustainability report that is included at our website www.albint.com. In 2020, we began establishing more formalized and scalable approaches to our sustainability practices, reporting and systems, in order to ensure we prioritize efforts that are impactful to our business and stakeholders. We have begun to incorporate certain climate-related disclosures and risk factors in our existing disclosures to this point. We will continue to monitor developments around this proposed rule, which once finalized, is expected to allow for a multi-year phased transition to achieving compliance.
In October 2022, the SEC adopted final rules regarding the recovery of erroneously awarded incentive-based executive compensation. The rules direct US securities exchanges to establish standards to require listed issuers to develop and implement a written policy providing for the recovery of incentive-based compensation received by current and former executive officers in the event of a required accounting restatement when that compensation was based on an erroneously reported financial reporting measure. The new rule and related amendments include a number of new disclosure requirements, including requiring issuers to file their recovery policy as an exhibit to their annual reports and establishing new cover page disclosures on Forms 10-K indicating whether the financial statements included in the filing reflect the correction of an error and whether the error correction required an incentive-based compensation recovery analysis. The exchanges must file proposed listing standards to implement the SEC’s directive no later than February 26, 2023 (which is 90 days after the final rules were published in the Federal Register), and those listing standards must be effective no later than November 28, 2023. We will be required to adopt a recovery policy no later than 60 days after the listing standards become effective.

In November 2022, the Federal Acquisition Regulatory Council proposed new rules that would require many federal contractors to provide certain climate-related disclosures. The proposed rule has a stated intent of prompting suppliers to take action on measuring and managing greenhouse gas (GHG) emissions reductions via public transparency. The proposal would require “major” federal contractors, as defined, to provide public disclosure of:
• scope 1, scope 2, and relevant scope 3 GHG emissions;
• climate-related financial risk factors based on the Task Force on Climate-Related Financial Disclosures (TCFD)
framework; and
• GHG reduction targets established in line with the Science Based Targets initiative (SBTi). Major contractors without existing targets would be required to establish them.

Smaller contractors, defined as “significant,” would be required to provide disclosure of scope 1 and scope 2
GHG emissions. “Major” contractors are those receiving more than $50 million in federal contracts, while
“significant” contractors are those receiving from $7.5 to $50 million in federal contracts. These thresholds are based on the size of contracts awarded and not on related revenue in any given year. There are also limited exceptions. Based on our business with the federal government, we are highly likely to be considered a "significant" or "major" federal contractor in a given year and would be subject to the requirements in this proposal, if passed. We will continue to monitor developments around this proposed rule, which if finalized, is expected to allow for a multi-year phased transition to achieving compliance.
Non-GAAP Measures
This Form 10-K contains certain non-GAAP measures that should not be considered in isolation or as a substitute for the related GAAP measures. Such non-GAAP measures include net sales and percent change in net sales, excluding the impact of currency translation effects; EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin; Net debt; Net leverage ratio; and Adjusted earnings per share (or Adjusted EPS). Management believes that these non-GAAP measures provide additional useful information to investors regarding the Company’s operational performance.
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
EBITDA (calculated as net income excluding interest, income taxes, depreciation and amortization), Adjusted EBITDA, and Adjusted EPS are performance measures that relate to the Company’s continuing operations. The Company defines Adjusted EBITDA as EBITDA excluding costs or benefits that are not reflective of the Company’s ongoing or expected future operational performance. Such excluded costs or benefits do not consist of normal,

Index

recurring cash items necessary to generate revenues or operate our business. Adjusted EBITDA margin represents Adjusted EBITDA expressed as a percentage of net sales.
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
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Consolidated results	(in thousands)
Years ended December 31,	2022	2021	2020
Net income (GAAP)	$96,508	$118,768	$97,243
Interest expense, net	14,000	14,891	13,584
Income tax expense	35,472	47,163	41,831
Depreciation and amortization expense	69,049	74,255	72,705
EBITDA (non-GAAP)	215,029	255,077	225,363
Restructuring expenses, net	106	1,331	5,736
Foreign currency revaluation (gains)/losses	(9,829)	(1,442)	15,444
Dissolution of business relationships in Russia	2,275	—	—
Pension settlement expense	49,128	—	—
IP address sales	(3,420)	—	—
Aviation Manufacturing Jobs Protection (AMJP) grant	—	(4,731)	—
Former CEO termination costs	—	—	2,742
Acquisition/integration costs	1,057	1,166	1,272
Pre-tax (income)/loss attributable to noncontrolling interest	(817)	(510)	1,348
Adjusted EBITDA (non-GAAP)	$253,529	$250,891	$251,905

Index

	(in thousands)
Year ended December 31, 2022	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	206,214	31,579	(141,285)	96,508
Interest expense, net	—	—	14,000	14,000
Income tax expense	—	—	35,472	35,472
Depreciation and amortization expense	19,483	46,202	3,364	69,049
EBITDA (non-GAAP)	225,697	77,781	(88,449)	215,029
Restructuring expenses, net	92	—	14	106
Foreign currency revaluation (gains)/losses (a)	(520)	672	(9,981)	(9,829)
Dissolution of business relationships in Russia	1,494	—	781	2,275
Pension settlement expense	—	—	49,128	49,128
IP address sales	—	—	(3,420)	(3,420)
Acquisition/integration costs	—	1,057	—	1,057
Pre-tax (income) attributable to noncontrolling interest	—	(817)	—	(817)
Adjusted EBITDA (non-GAAP)	$226,763	$78,693	$(51,927)	$253,529

	(in thousands)
Year ended December 31, 2021	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$215,654	$16,160	$(113,046)	$118,768
Interest expense, net	—	—	14,891	14,891
Income tax expense	—	—	47,163	47,163
Depreciation and amortization expense	20,191	50,402	3,662	74,255
EBITDA (non-GAAP)	235,845	66,562	(47,330)	255,077
Restructuring expenses, net	1,202	32	97	1,331
Foreign currency revaluation (gains)/losses (a)	(307)	50	(1,185)	(1,442)
AMJP grant	—	1,101	(5,832)	(4,731)
Acquisition/integration costs	—	1,166	—	1,166
Pre-tax (income) attributable to noncontrolling interest	—	(510)	—	(510)
Adjusted EBITDA (non-GAAP)	$236,740	$68,401	$(54,250)	$250,891

	(in thousands)
Year ended December 31, 2020	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$190,805	$31,536	$(125,098)	$97,243
Interest expense, net	—	—	13,584	13,584
Income tax expense	—	—	41,831	41,831
Depreciation and amortization expense	20,304	48,496	3,905	72,705
EBITDA (non-GAAP)	211,109	80,032	(65,778)	225,363
Restructuring expenses, net	2,746	2,821	169	5,736
Foreign currency revaluation (gains)/losses (a)	1,743	130	13,571	15,444
Former CEO termination costs	—	—	2,742	2,742
Acquisition/integration costs	—	1,272	—	1,272
Pre-tax loss attributable to noncontrolling interest	—	1,348	—	1,348
Adjusted EBITDA (non-GAAP)	$215,598	$85,603	$(49,296)	$251,905

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
The following tables show the earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
Year ended December 31, 2022	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$106	$34	$72	$0.01
Foreign currency revaluation (gains)/losses (a)	(9,829)	(2,582)	(7,247)	(0.23)
Dissolution of business relationships in Russia	2,275	305	1,970	0.06
Pension settlement expense	49,128	11,947	37,181	1.20
Tax impact of stranded OCI benefit from Tax Cuts and Job Act (TCJA) for pension liability	—	5,217	(5,217)	(0.17)
IP address sales	(3,420)	(872)	(2,548)	(0.08)
Acquisition/integration costs	1,057	316	741	0.04

	(in thousands, except per share amounts)
Year ended December 31, 2021	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$1,331	$399	$932	$0.02
Foreign currency revaluation (gains)/losses (a)	(1,442)	(323)	(1,119)	(0.04)
AMJP grant	(4,731)	(1,404)	(3,327)	(0.11)
Acquisition/integration costs	1,166	349	817	0.04

	(in thousands, except per share amounts)
Year ended December 31, 2020	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$5,736	$1,862	$3,874	$0.11
Foreign currency revaluation (gains)/losses (a) (c)	15,444	896	14,548	0.46
Former CEO termination costs	2,742	713	2,029	0.06
Acquisition/integration costs	1,272	380	892	0.04

Index

The following table contains the calculation of full-year Adjusted EPS, excluding adjustments:

	Per share amounts (Basic)
Years ended December 31,	2022	2021	2020
Earnings per share (GAAP)	$3.06	$3.66	$3.05
Adjustments, after tax (c):
Restructuring expenses, net	0.01	0.02	0.11
Foreign currency revaluation (gains)/losses (a)	(0.23)	(0.04)	0.46
Dissolution of business relationships in Russia	0.06	—	—
Pension settlement expense	1.20	—	—
IP address sales	(0.08)	—	—
Tax impact of stranded OCI benefit from TCJA for pension liability (b)	(0.17)	—	—
AMJP grant	—	(0.11)	—
Former CEO termination costs	—	—	0.06
Acquisition/integration costs	0.04	0.04	0.04
Adjusted earnings per share (non-GAAP)	$3.89	$3.57	$3.72
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
(c) In 2020, the company recorded losses of approximately $14 million in jurisdictions where it cannot record a tax benefit from the losses, which results in an unusual relationship between the pre-tax and after-tax amounts.

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
The following table contains the calculation of net debt:

	(in thousands)
As of December 31,	2022	2021	2020
Current maturities of long-term debt	$—	$—	$9
Long-term debt	439,000	350,000	398,000
Total debt	439,000	350,000	398,009
Cash and cash equivalents	291,776	302,036	241,316
Net debt	$147,224	$47,964	$156,693

Index

Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates net leverage ratio by subtracting cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.
The calculation of net leverage ratio is as follows:

Total Company
Year ended
(in thousands)	December 31, 2022
Net income/(loss) (GAAP)	96,508
Interest expense, net	14,000
Income tax expense	35,472
Depreciation and amortization expense	69,049
EBITDA (non-GAAP)	215,029
Restructuring expenses, net	106
Foreign currency revaluation (gains)/losses (a)	(9,829)
Dissolution of business relationships in Russia	2,275
Pension settlement expense	49,128
IP address sales	(3,420)
Acquisition/integration costs	1,057
Pre-tax (income) attributable to noncontrolling interest	(817)
Adjusted EBITDA (non-GAAP)	$253,529

(in thousands, except for net leverage ratio)	December 31, 2022
Net debt (non-GAAP)	$147,224
Adjusted EBITDA (non-GAAP)	253,529
Net leverage ratio (non-GAAP)	0.58

Index

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $683.3 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $68.3 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $194.1 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entity’s functional currency. On a net basis, we had $161.2 million of foreign currency assets as of December 31, 2022. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $16.1 million. Actual results may differ.
Interest Rate Risk
We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.
On December 31, 2022, we had the following variable rate debt:

(in thousands, except interest rates)
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 5.88% in 2022, due in 2024	$89,000
Total	$89,000

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $0.9 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable rate debt to a specific rate for a period of time. (See Note 18 of the Consolidated Financial Statements, included under Item 8 of this Form 10-K).

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 24, 2023

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Albany International Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Albany, New York
February 24, 2023

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(in thousands, except per share amounts)

	2022	2021	2020
Net sales	$1,034,887	$929,240	$900,610
Cost of goods sold	645,105	550,849	529,538
Gross profit	389,782	378,391	371,072
Selling, general and administrative expenses	168,713	160,127	163,909
Technical and research expenses	39,941	38,922	35,347
Restructuring expenses, net	106	1,331	5,736
Operating income	181,022	178,011	166,080
Interest income	(3,835)	(2,500)	(2,748)
Interest expense	17,835	17,391	16,332
Pension settlement expense	49,128	—	—
Aviation Manufacturing Jobs Protection (AMJP) grant	—	(5,832)	—
Other expense/(income), net	(14,086)	3,021	13,422
Income before income taxes	131,980	165,931	139,074
Income tax expense	35,472	47,163	41,831
Net income	96,508	118,768	97,243
Net income/(loss) attributable to the noncontrolling interest	746	290	(1,346)
Net income attributable to the Company	$95,762	$118,478	$98,589

Earnings per share attributable to Company shareholders — Basic	$3.06	$3.66	$3.05
Earnings per share attributable to Company shareholders — Diluted	$3.04	$3.65	$3.05

Dividends declared per share, Class A and Class B	$0.88	$0.81	$0.77
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2022	2021	2020
Net income	$96,508	$118,768	$97,243
Other comprehensive income, before tax:
Foreign currency translation and other adjustments	(40,971)	(20,808)	38,927
Reclassification of loss on pension settlement	42,657	—	411
Pension/postretirement plan remeasurement	(2,292)	(2,259)	13,407
Amortization of pension and postretirement liability adjustments:
Prior service credit	(4,497)	(4,475)	(4,474)
Net actuarial loss	3,260	4,625	5,004
Payments and amortization related to interest rate swaps included in earnings	468	6,852	3,982
Derivative valuation adjustment	25,396	3,764	(12,622)
Income taxes related to items of other comprehensive income:
Reclassification of loss on pension settlement	(16,459)	—	(128)
Pension/postretirement plan remeasurement	(370)	1,463	(3,017)
Amortization of pension and postretirement liability adjustments	408	(52)	(148)
Payments and amortization related to interest rate swaps included in earnings	(118)	(1,734)	(1,028)
Derivative valuation adjustment	(6,425)	(952)	3,259
Comprehensive income	97,565	105,192	140,816
Comprehensive income/(loss) attributable to the noncontrolling interest	856	(161)	(207)
Comprehensive income attributable to the Company	$96,709	$105,353	$141,023

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$291,776	$302,036
Accounts receivable, net	200,018	191,985
Contract assets, net	148,695	112,546
Inventories	139,050	117,882
Income taxes prepaid and receivable	7,938	1,958
Prepaid expenses and other current assets	50,962	32,394
Total current assets	838,439	758,801

Property, plant and equipment, net	445,658	436,417
Intangibles, net	33,811	39,081
Goodwill	178,217	182,124
Deferred income taxes	15,196	26,376
Noncurrent receivables, net	27,913	31,849
Other assets	103,021	81,416
Total assets	$1,642,255	$1,556,064

Liabilities
Current liabilities:
Accounts payable	$69,707	$68,954
Accrued liabilities	126,385	124,325
Current maturities of long-term debt	—	—
Income taxes payable	15,224	14,887
Total current liabilities	211,316	208,166

Long-term debt	439,000	350,000
Other noncurrent liabilities	108,758	107,794
Deferred taxes and other liabilities	15,638	12,499
Total liabilities	774,712	678,459

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; issued 40,785,434 in 2022 and 40,760,577 in 2021	41	41
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; issued and outstanding 0 in 2022 and 104 in 2021	—	—
Additional paid-in capital	441,540	436,996
Retained earnings	931,318	863,057
Accumulated items of other comprehensive income:
Translation adjustments	(146,851)	(105,880)
Pension and postretirement liability adjustments	(15,783)	(38,490)
Derivative valuation adjustment	17,707	(1,614)
Treasury stock (Class A), at cost; 9,674,542 shares in 2022 and 8,665,090 shares in 2021	(364,923)	(280,143)
Total Company shareholders’ equity	863,049	873,967
Noncontrolling interest	4,494	3,638
Total equity	867,543	877,605
Total liabilities and shareholders’ equity	$1,642,255	$1,556,064
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2022	2021	2020
OPERATING ACTIVITIES
Net income	$96,508	$118,768	$97,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,480	65,130	63,328
Amortization	6,569	9,125	9,377
Change in deferred taxes and other liabilities	(8,496)	12,181	11,101
Impairment of property, plant, equipment, and inventory	1,808	856	1,173
Non-cash interest expense	1,118	875	(290)
Non-cash portion of pension settlement expense	42,657	—	411
Compensation and benefits paid or payable in Class A Common Stock	4,527	3,146	1,505
Provision/(recovery) for credit losses from uncollected receivables and contract assets	1,408	(1,299)	1,628
Foreign currency remeasurement (gain)/loss on intercompany loans	(4,434)	(3,150)	14,246
Fair value adjustment on foreign currency options	(509)	169	—

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(14,301)	(7,734)	31,522
Contract assets	(36,434)	25,446	(59,122)
Inventories	(24,541)	(9,942)	(13,685)
Prepaid expenses and other current assets	(4,134)	(998)	(7,811)
Income taxes prepaid and receivable	(6,005)	3,944	113
Accounts payable	8,572	9,492	(15,586)
Accrued liabilities	3,226	(774)	(3,856)
Income taxes payable	183	(477)	5,939
Noncurrent receivables	3,911	4,355	4,158
Other noncurrent liabilities	(10,133)	(13,713)	(2,437)
Other, net	4,234	2,075	1,296
Net cash provided by operating activities	128,214	217,475	140,253
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(93,675)	(52,793)	(41,463)
Purchased software	(2,673)	(906)	(927)
Net cash used in investing activities	(96,348)	(53,699)	(42,390)
FINANCING ACTIVITIES
Proceeds from borrowings	162,000	8,000	75,000
Principal payments on debt	(73,000)	(56,009)	(101,020)
Principal payments on finance lease liabilities	(654)	(1,438)	(7,214)
Debt acquisition costs	—	—	(2,432)
Purchase of Treasury shares	(84,780)	(23,449)	—
Taxes paid in lieu of share issuance	(770)	(998)	(490)
Proceeds from options exercised	17	153	55
Dividends paid	(26,465)	(25,894)	(24,568)
Net cash used in financing activities	(23,652)	(99,635)	(60,669)
Effect of exchange rate changes on cash and cash equivalents	(18,474)	(3,421)	8,582
Increase/(decrease) in cash and cash equivalents	(10,260)	60,720	45,776
Cash and cash equivalents at beginning of period	302,036	241,316	195,540
Cash and cash equivalents at end of period	$291,776	$302,036	$241,316
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
A subsidiary within our Machine Clothing segment has held a 50 percent interest as partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. Our consolidated financial statements include our original investment in the entity, plus our share of undistributed earnings or losses, in the account “Other Assets.” In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture, resulting in our full write-off of the net book value of our investment.
The Company owns 90 percent of the common equity of Albany Safran Composites, LLC (ASC) which is reported within the Albany Engineered Composites (AEC) segment. Additional information regarding that entity is included in Note 10.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Revenue Recognition
In our Machine Clothing (MC) business segment, we recognize revenue at the point in time when we satisfy our performance obligations related to the manufacture and delivery of products. In our Albany Engineered Composites (AEC) business segment, revenue from most long-term contracts is recognized over time using an input method as the measure of progress. The classification of revenue in excess of progress billings on long-term contracts is included in Contract assets, net, which are rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations.
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
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment. We have a contract with a major customer for which revenue is recognized under a

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (incurred cost to total estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts increased AEC operating income by $0.5 million, $6.2 million and $9.9 million in 2022, 2021 and 2020, respectively. The favorable effects in 2021 and 2020 were largely due to changes in customer demand and to a lesser extent, efficiency improvements during the ramp-up of several programs, and the effects in 2022 were more muted.
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
Selling, General, Administrative, Technical, and Research Expenses
Selling, general, administrative, and technical expenses are primarily comprised of wages, incentive compensation, benefits, travel, professional fees, revaluation of trade foreign currency balances, and other costs, and are expensed as incurred. Selling expense includes costs related to contract acquisition and provisions for expected credit losses on financial assets measured at amortized cost. Research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total company research expense was $31.4 million in 2022, $29.6 million in 2021, and $25.8 million in 2020.
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
The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

(in thousands)	2022	2021	2020
(Gains)/losses included in:
Selling, general, and administrative expenses	$(554)	$(263)	$1,875
Other (income)/expense, net	(9,996)	(1,179)	13,569
Total transaction (gains)/losses	$(10,550)	$(1,442)	$15,444
The following table presents foreign currency gains on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2022	2021	2020
Loss/(gain), before tax, on long-term intercompany loan	$—	$(66)	$(4,985)

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
Leases
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
Judgment is required in the determination of whether a contract contains a lease, the appropriate classification, allocation of consideration, and the determination of the discount rate for the lease. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.
We have certain lease agreements with lease and non-lease components. For most of these leases, we account for the lease and non-lease components as a single lease component, in accordance with the practical expedient that is available for ongoing accounting. Additionally, for certain other leases, such as for vehicles, we apply a portfolio approach. Such new leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Expenses related to operating leases are recognized on a straight-line basis, while those determined to be finance leases are recognized following a front-loaded expense profile, in which interest and amortization are presented separately in the income statement.
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
Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development were immaterial in 2022 and 2021.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
Included in Other assets is $16.2 million in 2022 and $32.5 million in 2021 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also includes financial assets of $0.6 million in 2022 and $0.7 million in 2021. See additional information set forth in Note 18.
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
Unexercised options generally terminate twenty years after the date of grant for all plans, and must be exercised within ten years of retirement. We recognized no stock option expense during 2022, 2021, or 2020 and there are currently no remaining unvested options for which stock-option compensation costs will be recognized in future periods. No stock options have been granted since 2002.
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
Pension and Postretirement Benefit Plans
As described in Note 4, we have pension and postretirement benefit plans covering substantially all employees. Our Pension Plus Plan in the United States was settled during the third quarter of 2022.This was a qualified defined benefit pension plan that was previously terminated in the third quarter of 2021, and prior to that point was closed to new participants and had frozen accrual of benefits.
We have liabilities for postretirement benefits in the U.S. and Canada. A majority of the liability relates to the U.S. plan. Effective January 2005, our postretirement benefit plan in the U.S. was closed to new participants, except for certain life insurance benefits. In September 2008, we changed the cost sharing arrangement under this program

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
such that increases in health care costs are the responsibility of plan participants and, in August 2013, we reduced the life insurance benefit for retirees and eliminated that benefit for active employees.
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
During the third quarter of 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. The AMJP grant is an income related grant, the purpose of which is to provide payroll assistance to eligible U.S. aircraft manufacturing/repair businesses who were impacted due to the COVID-19 downturn during 2020. In order to receive the grant, AEC was required to make several commitments, including a commitment that the company would not involuntarily furlough or lay-off employees within this segment during the period the grant was intended to cover. All conditions were met and the Company recognized $5.8 million in its Consolidated Statements of Income for the year ended December 31, 2021. The Company received $2.9 million in cash during 2021 and the remainder during 2022 and reflected cash received as an operating activity within the Consolidated Statements of Cash Flows over the periods cash was received.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
The following table presents disaggregated revenue for each product group by timing of revenue recognition:

	For the year ended December 31, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$605,863	$3,598	$609,461
Albany Engineered Composites
ASC	—	165,775	165,775
Other AEC	19,167	240,484	259,651
Total Albany Engineered Composites	19,167	406,259	425,426
Total revenue	$625,030	$409,857	$1,034,887

	For the year ended December 31, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$615,556	$3,459	$619,015
Albany Engineered Composites
ASC	—	109,803	109,803
Other AEC	15,972	184,450	200,422
Total Albany Engineered Composites	15,972	294,253	310,225
Total revenue	$631,528	$297,712	$929,240

	For the year ended December 31, 2020
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$569,563	$3,392	$572,955
Albany Engineered Composites
ASC	—	98,411	98,411
Other AEC	18,343	210,901	229,244
Total Albany Engineered Composites	18,343	309,312	327,655
Total revenue	$587,906	$312,704	$900,610

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Americas PMC	$321,170	$317,907	$297,490
Eurasia PMC	207,115	219,506	202,181
Engineered Fabrics	81,176	81,602	73,284
Total Machine Clothing Net sales	$609,461	$619,015	$572,955

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $553 million as of December 31, 2022, $278 million as of December 31, 2021, and $86 million as of December 31, 2020, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2022 we expect to recognize as revenue approximately $131 million during 2023, $98 million during 2024, $56 million during 2025, and the remainder thereafter.

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
The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircrafts. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net sales in 2022. In 2022, SAFRAN leased manufacturing space from AEC for the GE9X program. Rent paid by SAFRAN under this lease amounted to $0.9 million in both 2022 and 2021. AEC Net sales to SAFRAN were $169.3 million in 2022, $111.6 million in 2021, and $99.0 million in 2020. The total of Accounts receivable, Contract assets and Noncurrent receivable due from SAFRAN amounted to $80.8 million and $79.6 million as of December 31, 2022 and 2021, respectively.
Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35. In 2022, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

(in thousands)	2022	2021	2020
Net Sales
Machine Clothing	$609,461	$619,015	$572,955
Albany Engineered Composites	425,426	310,225	327,655
Consolidated total	$1,034,887	$929,240	$900,610
Depreciation and amortization
Machine Clothing	19,483	20,191	20,304
Albany Engineered Composites	46,202	50,402	48,496
Corporate expenses	3,364	3,662	3,905
Consolidated total	$69,049	$74,255	$72,705
Operating income/(loss)
Machine Clothing	206,214	215,654	190,805
Albany Engineered Composites	31,579	16,160	31,536
Corporate expenses	(56,771)	(53,803)	(56,261)
Operating income	$181,022	$178,011	$166,080
Reconciling items:
Interest income	(3,835)	(2,500)	(2,748)
Interest expense	17,835	17,391	16,332
Pension settlement expense	49,128	—	—
AMJP grant	—	(5,832)	—
Other expense, net	(14,086)	3,021	13,422
Income before income taxes	$131,980	$165,931	$139,074
A subsidiary within our Machine Clothing segment has been a partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we made the decision to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, we recognized $1.5 million expense in the consolidated statement of operations, representing reserves against the risk of uncollectible customer receivables and obsolescence of certain inventory destined for Russian customers. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss during the first quarter of 2022.
In the third quarter, we took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million, which were included as Corporate expenses and other. This led to a reduction of unfunded pension liabilities of $6.2 million.
The table below presents restructuring costs by reportable segment (also see Note 5):

(in thousands)	2022	2021	2020
Restructuring expenses, net
Machine Clothing	$92	$1,202	$2,746
Albany Engineered Composites	—	32	2,821
Corporate expenses	14	97	169
Consolidated total	$106	$1,331	$5,736

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, net, Contract assets, net, Noncurrent receivables, net, Property, plant and equipment, net, Intangibles, net and Goodwill.
The following table presents assets and capital expenditures by reportable segment:

(in thousands)	2022	2021	2020
Segment assets
Machine Clothing	$455,390	$459,182	$443,476
Albany Engineered Composites	717,972	652,702	713,955
Reconciling items:
Cash	291,776	302,036	241,316
Income taxes prepaid, receivable and deferred	23,134	28,334	44,697
Prepaid and Other assets	153,983	113,810	106,492
Consolidated total assets	$1,642,255	$1,556,064	$1,549,936

Capital expenditures and purchased software
Machine Clothing	$20,093	$20,177	$15,792
Albany Engineered Composites	73,614	31,012	23,718
Corporate expenses	2,641	2,510	2,880
Consolidated total	$96,348	$53,699	$42,390
In 2022, the Company extended the lease of its primary manufacturing facility in Salt Lake City, Utah, which resulted in a lease classification change from Finance to Operating and included a non-cash increase of $37.1 million to both Other assets and to Other noncurrent liabilities in the Consolidated Balance Sheets. Due to the non-cash nature of the transaction, those increases are excluded from amounts reported in the Consolidated Statements of Cash Flows.

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

(in thousands)	2022	2021	2020
Net sales
United States	$586,779	$497,231	$503,473
Switzerland	119,069	128,698	128,328
France	76,826	68,929	55,914
Brazil	66,175	62,925	60,259
China	63,914	67,098	57,007
Mexico	58,519	37,547	39,859
Italy	20,074	21,523	12,424
Other countries	43,531	45,289	43,346
Consolidated total	$1,034,887	$929,240	$900,610

Property, plant and equipment, at cost, net
United States	$278,500	$258,453	$263,201
Mexico	42,320	40,699	41,738
China	33,432	41,039	40,898
France	31,382	33,802	41,107
Canada	14,264	14,139	9,672
Sweden	11,388	12,355	12,109
United Kingdom	9,699	10,156	10,731
Germany	9,562	9,652	10,808
Other countries	15,111	16,122	18,290
Consolidated total	$445,658	$436,417	$448,554

4. Pensions and Other Postretirement Benefit Plans
Pension Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees.

In the third quarter of 2022, we took actions to settle pension plan liabilities related to the U.S. Pension Plus Plan, leading to charges totaling $49.1 million. This led to a reduction of unfunded pension liabilities of $6.2 million. This was a qualified defined benefit pension plan that was previously terminated in the third quarter of 2021, and prior to that point was closed to new participants and had frozen accrual of benefits.
The December 31, 2022 benefit obligations for remaining U.S. pension and postretirement plans were calculated using the Pri-2012 mortality table with MP-2021 generational projection. For U.S. pension funding purposes, the Company uses the plan’s IRS-basis current liability as its funding target, which is determined based on mandated assumptions. Benefit accruals under the U.S. Supplemental Executive Retirement Plan (“SERP”), which is an unfunded plan, have been frozen.

The eligibility, benefit formulas, and contribution requirements for plans outside of the U.S. vary by location.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
Benefits under the Company's pension plan in Switzerland utilize a cash balance interest crediting rate for determination of plan liabilities. As of December 31, 2022, the benefit obligation for that plan amounted to $2.9 million.
In addition to providing pension benefits, the Company provides various medical, dental, and life insurance benefits for certain retired United States employees. U.S. employees hired prior to 2005 may become eligible for these benefits if they reach normal retirement age while working for the Company. Benefits provided under this plan are subject to change. Retirees share in the cost of these benefits. Any new employees hired after January 2005 who wish to be covered under this plan will be responsible for the full cost of such benefits. In September 2008, we changed the cost-sharing arrangement under this program such that increases in health care costs are the responsibility of plan participants. In August 2013, we reduced the life insurance benefit for retirees and eliminated the benefit for active employees. The Company also provides certain postretirement life insurance benefits to retired employees in Canada. As of December 31, 2022, the accrued postretirement liability was $34.8 million in the U.S. and $0.8 million in Canada. The Company accrues the cost of providing postretirement benefits during the active service period of the employees. The Company currently funds the plans as claims are paid.
Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2022 and 2021, except where indicated below.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The following table sets forth the plan benefit obligations:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$230,790	$44,884	$245,800	$47,977
Service cost	1,371	114	2,192	132
Interest cost	4,917	1,221	5,467	1,103
Plan participants' contributions	132	—	175	—
Actuarial (gain)/loss	(46,995)	(6,658)	(7,163)	(995)
Benefits paid	(7,946)	(3,234)	(9,399)	(3,338)
Settlements and curtailments	(90,568)	—	(3,694)	—
Plan amendments and other	(25)	(605)	(122)	—
Foreign currency changes	(7,946)	(64)	(2,466)	5
Benefit obligation, end of year	$83,730	$35,658	$230,790	$44,884
Accumulated benefit obligation	$78,153	$—	$223,320	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	5.49%	5.55%	2.63%	2.83%
Discount rate — non-U.S. plans	5.15%	5.20%	2.41%	3.05%
Cash balance interest crediting rate - Switzerland pension plan	2.15%	—	0.25%	—
Compensation increase — U.S. plan	N/A	N/A	—	—
Compensation increase — non-U.S. plans	3.08%	2.75%	2.70%	2.75%
During 2022, pension benefit obligations decreased by $147 million, $91.6 million of which was related to the US Pension Plus plan settlement, and $47.0 million of which was driven by net actuarial gains, principally resulting from higher discount rates, in addition to employer contributions of $7.9 million. Other postretirement benefit obligations decreased by $9.2 million in 2022, primarily driven by net actuarial gains and payments made by the Company to participants of the plan.
During 2021, pension benefit obligations decreased by $15.0 million, $7.2 million of which was driven by net actuarial gains, principally resulting from higher discount rates, in addition to employer contributions of $9.4 million. Other postretirement benefit obligations decreased by $3.1 million in 2021, primarily driven by payments made by the Company to participants of the plans.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)

The following sets forth information about plan assets:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$225,327	$—	$239,051	$—
Actual return on plan assets, net of expenses	(57,868)	—	(2,648)	—
Employer contributions	15,071	3,234	2,431	3,338
Plan participants' contributions	132	—	175	—
Benefits paid	(7,946)	(3,234)	(9,399)	(3,338)
Settlements	(90,568)	—	(3,694)	—
Foreign currency changes	(9,219)	—	(589)	—
Fair value of plan assets, end of year	$74,929	$—	$225,327	$—
The funded status of the plans was as follows:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$74,929	$—	$225,327	$—
Benefit obligation	83,730	35,658	230,790	44,884
Funded status	$(8,801)	$(35,658)	$(5,463)	$(44,884)
Accrued benefit cost, end of year	$(8,801)	$(35,658)	$(5,463)	$(44,884)
Amounts recognized in the consolidated balance sheet consist of the following:
Noncurrent asset	$16,234	$—	$32,504	$—
Current liability	(1,974)	(3,660)	(7,116)	(3,627)
Noncurrent liability	(23,061)	(31,998)	(30,851)	(41,257)
Net amount recognized	$(8,801)	$(35,658)	$(5,463)	$(44,884)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$17,915	$8,958	$52,138	$17,483
Prior service cost/(credit)	(134)	(4,574)	256	(8,458)
Net amount recognized	$17,781	$4,384	$52,394	$9,025

The composition of the net pension plan funded status as of December 31, 2022 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$—	$16,234	$16,234
Pension plans without pension assets	(4,161)	(20,874)	(25,035)
Total	$(4,161)	$(4,640)	$(8,801)
The net underfunded balance in the U.S. principally relates to the Supplemental Executive Retirement Plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
The composition of the net periodic benefit plan cost for the years ended December 31, 2022, 2021, and 2020, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$1,371	$2,192	$2,279	$114	$132	$200
Interest cost	4,917	5,467	6,172	1,221	1,103	1,712
Expected return on assets	(5,979)	(6,564)	(6,853)	—	—	—
Amortization of prior service cost/(credit)	(8)	13	14	(4,488)	(4,488)	(4,488)
Amortization of net actuarial loss	1,377	2,365	2,412	1,883	2,260	2,592
Settlement	49,128	—	148	—	—	—
Curtailment (gain)/loss	—	—	263	—	—	—
Net periodic benefit cost	$50,806	$3,473	$4,435	$(1,270)	$(993)	$16

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	2.63%	2.65%	3.40%	2.83%	2.38%	3.27%
Discount rate — non-U.S. plans	2.41%	1.91%	2.31%	3.05%	2.75%	3.05%
Cash balance interest crediting rate - Switzerland pension plan	0.25%	0.05%	0.25%	—	—	—
Expected return on plan assets — U.S. plan	3.07%	2.74%	3.54%	—	—	—
Expected return on plan assets — non-U.S. plans	3.31%	2.89%	3.45%	—	—	—
Rate of compensation increase — U.S. plan	—	—	—	—	—	—%
Rate of compensation increase — non-U.S. plans	2.70%	2.71%	2.81%	2.75%	2.75%	3.00%
Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2022, 2021, and 2020, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2022	2021	2020	2022	2021	2020
Settlements/curtailments	$(49,128)	$—	$(411)	$—	$—	$—
Asset/liability loss/(gain)	16,828	1,927	(8,053)	(6,658)	(995)	(4,794)
Amortization of actuarial (loss)	(1,377)	(2,365)	(2,412)	(1,883)	(2,260)	(2,592)
Amortization of prior service cost/(credit)	8	(13)	(14)	3,884	4,488	4,488
Other	—	—	(204)	—	—	—
Currency impact	(944)	(612)	670	15	2	3
Cost/(benefit) in Other comprehensive income	$(34,613)	$(1,063)	$(10,424)	$(4,642)	$1,235	$(2,895)

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)
Investment Strategy
Our investment strategy for pension assets differs for the various countries in which we have defined benefit pension plans. Some of our defined benefit plans do not require funded trusts and, in those arrangements, the Company funds the plans on a “pay as you go” basis. The largest of the funded defined benefit plans is in the United Kingdom.
United States plan:
Since the settlement of the U.S. Pension Plus Plan during the third quarter of 2022, there have been no investments made to the remaining plans in the United States.
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
Fair-Value Measurements
The following tables present plan assets as of December 31, 2022, and 2021, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 18. Certain investments that are measured at fair value using net asset value (NAV) as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2022 and 2021, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2022
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	—	1,003	—	1,003
Insurance contracts	—	—	2,418	2,418
Cash and short-term investments	548	—	—	548
Total investments in the fair value hierarchy	$548	$1,003	$2,418	3,969
Investments at net asset value:
Common Stocks and equity funds				13,069
Fixed income funds				57,891
Limited partnerships				—
Total plan assets				$74,929

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pensions and Other Postretirement Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2021
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	—	98,252	—	98,252
Insurance contracts	—	—	3,861	3,861
Cash and short-term investments	724	—	—	724
Total investments in the fair value hierarchy	$724	$98,252	$3,861	102,837
Investments at net asset value:
Common Stocks and equity funds				18,963
Fixed income funds				101,843
Limited partnerships				1,684
Total plan assets				$225,327

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2022 and 2021:

(in thousands)	December 31, 2021	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2022
Insurance contracts -
total level 3 assets	$3,861	$—	$20	$(1,463)	$—	$2,418

(in thousands)	December 31, 2020	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2021
Insurance contracts -
total level 3 assets	$3,819	$—	$24	$18	$—	$3,861

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2022 and 2021, and the target allocation, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2022	2021		2022	2021
Equity securities	N/A	N/A	—%	14%	15%	13%
Debt securities	N/A	N/A	98%	81%	76%	80%
Real estate	N/A	N/A	2%	1%	1%	1%
Other(1)	N/A	N/A	—%	4%	8%	6%
	—%	—%	100%	100%	100%	100%
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
At the end of 2022 and 2021, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2022	2021
Projected benefit obligation	$28,458	$142,007
Fair value of plan assets	3,422	104,041

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2022	2021
Accumulated benefit obligation	$25,941	$139,600
Fair value of plan assets	3,422	104,041
Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$2,151	$3,660
Expected benefit payments
2023	4,495	3,660
2024	4,809	3,541
2025	5,181	3,408
2026	5,513	3,281
2027	5,337	3,158
2028-2032	29,238	13,928

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring
Restructuring activities have decreased in the last two years. Restructuring expense, net during this period has been related primarily to the winding down of restructuring actions taken in years previous. The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

Year ended December 31, 2022 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$92	$92	$—
Albany Engineered Composites	—	—	—
Corporate expenses	14	14	—
Total	$106	$106	$—

Year ended December 31, 2021 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,202	$1,202	$—
Albany Engineered Composites	32	32	—
Corporate expenses	97	97	—
Total	$1,331	$1,331	$—

Year ended December 31, 2020 (In thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$2,746	$2,746	$—
Albany Engineered Composites	2,821	2,821	—
Corporate expenses	169	169	—
Total	$5,736	$5,736	$—

In 2020, AEC reduced its workforce at various locations, principally in the United States, leading to restructuring charges, and MC recorded charges related to the discontinuance of operations in the Selestat, France location.

As of December 31, 2022, there is no remaining balance in Accrued liabilities for restructuring.
The table below presents the changes in restructuring liabilities for 2022 and 2021, all of which related to termination costs:

(in thousands)	December 31, 2021	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2022
Total termination and other costs	$1,045	$106	$(1,079)	$(72)	$—

(in thousands)	December 31, 2020	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2021
Total termination and other costs	$2,195	$1,331	$(2,469)	$(12)	$1,045

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

6. Other expense/(income), net
The components of Other expense/(income), net, are:

(in thousands)	2022	2021	2020
Currency transactions	$(9,996)	$(1,179)	$13,569
Sale of IP addresses	(3,420)	—	—
Bank fees and amortization of debt issuance costs	313	373	367
Components of net periodic pension and postretirement cost other than service	(1,077)	156	1,561
Other	94	3,671	(2,075)
Total	$(14,086)	$3,021	$13,422

In 2022, Other (income)/expense, net included gains related to the revaluation of nonfunctional-currency balances of $10.0 million, as compared to a gain of $1.2 million during 2021, principally resulting from a weaker Euro throughout the course of 2022.
As a result of changes in business conditions that occurred in the first quarter of 2020, certain loan repayments were no longer expected in the foreseeable future and, beginning April 1, 2020, the revaluation effects for those loans were recorded in Other comprehensive income, which resulted in a pre-tax gain of $5.0 million being recorded in Other comprehensive income in 2020. The same loans had an insignificant effect on Other comprehensive income in 2021 and 2022.
In 2022, the Company recorded a gain of $3.4 million on the sale of IP addresses that the Company had no future critical need to retain. There were no similar gains of this nature in the previous two years.
7. Income Taxes
Provision for income taxes consisted of the following:

For the year ended December 31
(in thousands)	2022	2021	2020
Income before income taxes:
U.S.	$20,422	$63,708	$63,375
Non-U.S.	111,558	102,223	75,699
	$131,980	$165,931	$139,074
Income tax expense/(benefit)
Current:
Federal	$9,781	$3,348	$1,415
State	5,126	2,663	2,028
Non-U.S.	28,605	29,319	26,916
	$43,512	$35,330	$30,359
Deferred:
Federal	$(9,592)	$9,911	$11,211
State	(1,866)	(24)	192
Non-U.S.	3,418	1,946	69
	$(8,040)	$11,833	$11,472
Total income tax expense	$35,472	$47,163	$41,831

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

For the year ended December 31	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.5	1.8	1.8
Non-U.S. local income taxes	3.8	2.5	3.2
U.S. permanent adjustments	1.4	1.1	0.1
Foreign permanent adjustments	(2.1)	0.3	—
Foreign rate differential	3.1	1.2	0.6
Net U.S. tax on non-U.S. earnings and foreign withholdings	3.5	2.1	1.2
Provision for/(resolution) of tax audits and contingencies, net	0.3	0.1	0.5
U.S. Pension Settlement - Release of Residual Tax Effect	(4.0)	—	—
Tax effect of non-deductible foreign exchange loss on intercompany loan	—	—	2.7
Impact of amended tax returns	(0.1)	(1.3)	—
Return to provision	(1.1)	(1.4)	(1.6)
Other adjustments	(1.4)	1.0	0.6
Effective income tax rate	26.9%	28.4%	30.1%

The Company recorded a net tax benefit of $5.2 million for the release of the residual tax effects that were stranded within other comprehensive income related to the U.S. pension settlement. The residual tax effects were created as a result of the remeasurement of deferred tax assets and liabilities originally established in other comprehensive income in accordance with the Tax Cuts and Jobs Act lowering the U.S. corporate tax rate from 35% to 21% as of December 31, 2017.

The Company's subsidiary in Mexico has an intercompany loan payable in U.S. dollars. As a result of the weaker Mexican peso, the Company recorded a revaluation loss in 2020 which is not deductible under Mexican tax law, leading to a $3.8 million discrete tax charge.

The Company has operations which constitute a taxable presence in 18 countries outside of the United States. The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2014-2022.
During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (34% tax rate), China (25% tax rate), and Mexico (30% tax rate). The foreign rate differential of these jurisdictions was partially offset by Switzerland (7.8% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.
On August 16th, 2022, The Inflation Reduction Act (“IRA”) was enacted, including various provisions which become effective for tax years beginning after December 31, 2022. Included within the IRA were provisions for a newly enacted Stock Repurchase Excise Tax, Corporate Alternative Minimum Tax, among others. None of the enacted provisions within the IRA are expected to have a material effect to the Company.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

For the year ended December 31	U.S.		Non-U.S.
(in thousands)	2022	2021	2022	2021
Deferred tax assets:
Accounts receivable, net	$436	$428	$1,300	$1,378
Inventories	1,807	1,450	1,111	1,752
Incentive compensation	4,619	4,580	1,333	1,084
Property, plant, equipment and intangibles, net	—	—	1,892	4,339
Pension, post retirement benefits - non-current	9,141	12,912	—	—
Tax loss carryforwards	239	217	14,201	19,821
Tax credit carryforwards	2,635	4,643	—	—
Derivatives	—	468	—	—
Leases	7,597	1,658	—	—
Reserves	721	991	—	—
Deferred revenue	761	239	—	—
Other	47	329	1,707	1,791
Deferred tax assets before valuation allowance	28,003	27,915	21,544	30,165
Less: valuation allowance	(8)	(9)	(9,778)	(10,650)
Total deferred tax assets	$27,995	$27,906	$11,766	$19,515
Deferred tax liabilities:
Unrepatriated foreign earnings	$5,827	$6,308	$—	$—
Property, plant, equipment and intangibles, net	3,084	5,356	—	—
Basis difference in partner capital	2,161	2,466	—	—
Basis difference in investment	4,173	3,985	—	—
Derivatives	5,941	—	—	—
Leases	11,609	2,950	—	—
Deferred revenue	—	—	6,440	10,829
Other	—	—	419	602
Total deferred tax liabilities	32,795	21,065	6,859	11,431
Net deferred tax (liability)/asset	$(4,800)	$6,841	$4,907	$8,084
Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2022, the Company recorded immaterial movements in its valuation allowance, which are included in Schedule II in Item 15.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

As of December 31, 2022, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

(in thousands)	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
Jurisdiction
U.S. Federal	2025 - 2040	$—	$2,792
U.S. State	2027 - 2041	3,973	402
U.S. State	Indefinite	—	—
Non-U.S.	2025 - 2030	9,094	—
Non-U.S.	Indefinite	37,008	—
Balance at end of year		$50,075	$3,194
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $215.3 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $4.4 million and U.S. income taxes of $1.5 million which have already been recorded.
The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $201.6 million, and are intended to remain indefinitely invested in foreign operations.
No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2022. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical due to the complexities of the hypothetical calculation.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits. If recognized, $0.8 million would impact the effective tax rate at December 31, 2022:

(in thousands)	2022	2021	2020
Unrecognized tax benefits balance at January 1,	$1,459	$5,491	$5,834
Increase in gross amounts of tax positions related to prior years	399	278	540
Decrease in gross amounts of tax positions related to prior years	(929)	(4,236)	(637)
Increase in gross amounts of tax positions related to current years	37	—	—
Decrease due to settlements with tax authorities	—	—	—
Decrease due to lapse in statute of limitations	—	(39)	(300)
Currency translation	(174)	(35)	54
Unrecognized tax benefits balance at December 31,	$792	$1,459	$5,491
The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized immaterial interest and penalties related to the unrecognized tax benefits noted above, for the years 2022, 2021 and 2020.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

(in thousands, except market price and earnings per share)	2022	2021	2020
Net income attributable to the Company	$95,762	$118,478	$98,589
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,339	32,348	32,329
Effect of dilutive stock-based compensation plans:
Stock options	—	2	7
Long-term incentive plans	116	113	20
Weighted average number of shares used in calculating diluted net income per share	31,455	32,463	32,356
Average market price of common stock used for calculation of dilutive shares	$87.27	$82.88	$58.56
Net income per share:
Basic	$3.06	$3.66	$3.05
Diluted	$3.04	$3.65	$3.05
Shares outstanding, net of treasury shares, were 31.1 million as of December 31, 2022, 32.1 million as of December 31, 2021, and 32.3 million as of December 31, 2020.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI)
The table below presents changes in the components of AOCI from January 1, 2020 to December 31, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2020	$(122,852)	$(49,994)	$(3,135)	$(175,981)
Other comprehensive income/(loss) before reclassifications	39,649	(722)	(9,363)	29,564
Pension/postretirement settlements and curtailments, net of tax	—	283	—	283
Pension/postretirement plan remeasurement, net of tax	—	10,390	—	10,390
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	2,954	2,954
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	382	—	382
Net current period other comprehensive income	39,649	10,333	(6,409)	43,573
December 31, 2020	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications	(22,677)	1,869	2,812	(17,996)
Pension/postretirement plan remeasurement, net of tax	—	(796)	—	(796)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	5,118	5,118
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	98	—	98
Net current period other comprehensive income	(22,677)	1,171	7,930	(13,576)
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications	(40,971)	—	18,971	(22,000)
Pension settlement expense, net of tax	—	26,198	—	26,198
Pension/postretirement plan remeasurement, net of tax	—	(2,663)	—	(2,663)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	350	350
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	(828)	—	(828)
Net current period other comprehensive income	(40,971)	22,707	19,321	1,057
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI) — (continued)
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2022, 2021, and 2020.

(in thousands)	2022	2021	2020
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense related to interest rate swaps included in Income before taxes(a)	$468	$6,852	$3,982
Income tax effect	(118)	(1,734)	(1,028)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$350	$5,118	$2,954
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$42,657	$—	$411
Amortization of prior service credit	(4,497)	(4,475)	(4,474)
Amortization of net actuarial loss	3,260	4,625	5,004
Total pretax amount reclassified(b)	41,420	150	941
Income tax effect	(16,051)	(52)	(276)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$25,369	$98	$665
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
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
10. Noncontrolling Interest — (continued)

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary Albany Safran Composites, LLC:

(in thousands, except percentages)	2022	2021
Net income/(loss) of Albany Safran Composites (ASC)	$8,720	$4,227
Less: Return attributable to the Company's preferred holding	1,262	1,325
Net income/(loss) of ASC available for common ownership	$7,458	$2,902
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$746	$290

Noncontrolling interest, beginning of year	$3,638	$3,799
Net income/(loss) attributable to noncontrolling interest	746	290
Changes in other comprehensive income attributable to noncontrolling interest	110	(451)
Noncontrolling interest, end of year	$4,494	$3,638

11. Accounts Receivable
As of December 31, 2022 and 2021, Accounts receivable consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Trade and other accounts receivable	$179,676	$168,046
Bank promissory notes	23,439	26,284
Allowance for expected credit losses	(3,097)	(2,345)
Accounts receivable, net	$200,018	$191,985

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables are invoiced to the customer over a 10-year period, which began in 2020. As of December 31, 2022 and December 31, 2021, Noncurrent receivables were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Noncurrent receivables	$28,053	$32,049
Allowance for expected credit losses	(140)	(200)
Noncurrent receivables, net	$27,913	$31,849

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

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
11. Accounts Rec— (continued)
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
The following tables present the (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2021	(Charge)/ benefit	Currency translation	Other	December 31, 2022
Specific customer reserves	$(1,392)	$(1,331)	$50	$597	$(2,076)
Incremental expected credit losses	(953)	(93)	25	—	(1,021)
Accounts receivable expected credit losses	$(2,345)	$(1,424)	$75	$597	$(3,097)

(in thousands)	December 31, 2020	(Charge)/ benefit	Currency translation	Other	December 31, 2021
Specific customer reserves	$(1,742)	$(187)	$116	$421	$(1,392)
Incremental expected credit losses	(2,065)	1,074	38	—	(953)
Accounts receivable expected credit losses	$(3,807)	$887	$154	$421	$(2,345)

The following tables present the (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

(in thousands)	December 31, 2021	(Charge)/ benefit	Currency translation	Other	December 31, 2022
Noncurrent receivables expected credit losses	$(200)	$62	$(2)	$—	$(140)

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
11. Accounts Rec— (continued)

(in thousands)	December 31, 2020	(Charge)/ benefit	Currency translation	Other	December 31, 2021
Noncurrent receivables expected credit losses	$(274)	$72	$2	$—	$(200)

12. Contract Assets and Liabilities
Contract assets and Contract liabilities (included in Accrued liabilities) are reported in the Consolidated Balance Sheets in a net position, on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities are summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
Contract assets	$149,443	$113,249
Allowance for expected credit losses	(748)	(703)
Contract assets, net	$148,695	$112,546

Contract liabilities	$15,176	$6,959
Contract assets increased $36.1 million during the year ended December 31, 2022. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, notably for the Sikorsky CH-53K program, in excess of the amounts billed. Other than the allowance for expected credit losses, there were no other provisions for losses related to our Contract assets during the years ended December 31, 2022 and 2021.
The following tables present the (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2021	(Charge)/ benefit	Currency translation	Other	December 31, 2022
Contract assets expected credit losses	$(703)	$(45)	$—	$—	$(748)

(in thousands)	December 31, 2020	(Charge)/ benefit	Currency translation	Other	December 31, 2021
Contract assets expected credit losses	$(1,059)	$339	$16	$1	$(703)

Contract liabilities increased $8.2 million during the year ended December 31, 2022, primarily due to amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognition from satisfied performance obligations. Revenue recognized for the years ended December 31, 2022 and 2021 that was included in the Contract liability balance at the beginning of the year was $5.7 million and $5.8 million, respectively.

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
13. Inventories
As of December 31, 2022 and 2021, inventories consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$74,631	$58,689
Work in process	50,516	44,839
Finished goods	13,903	14,354
Total inventories	$139,050	$117,882

14. Property, Plant and Equipment
The table below sets forth the components of property, plant and equipment as of December 31, 2022 and 2021:

(in thousands)	2022	2021	Estimated useful life
Land and land improvements	$14,059	$14,832	25 years for improvements
Buildings	247,136	243,584	15 to 40 years
Right of use assets (a)	—	10,971	10 to 15 years
Machinery and equipment	1,053,700	1,067,059	5 to 15 years
Furniture and fixtures	8,158	7,857	5 years
Computer and other equipment	21,570	19,135	3 to 10 years
Software	66,794	63,379	5 to 8 years
Capital expenditures in progress	92,620	64,238
Property, plant and equipment, gross	1,504,037	1,491,055
Accumulated depreciation and amortization	(1,058,379)	(1,054,638)
Property, plant and equipment, net	$445,658	$436,417

(a)In 2022, the Company extended the lease of its primary manufacturing facility in Salt Lake City, Utah, which resulted in a lease classification change from Finance to Operating, resulting in the reclassification of the Right of use asset from Property, plant, and equipment to Other assets.

Depreciation expense was $62.5 million in 2022, $65.1 million in 2021, and $63.3 million in 2020. Software amortization is recorded in Selling, general, and administrative expense and was $1.7 million in 2022, $1.9 million in 2021, and $2.1 million in 2020.
Capital expenditures, including purchased software, were $96.3 million in 2022, $53.7 million in 2021, and $42.4 million in 2020. Unamortized software cost was $5.9 million, $3.9 million, and $4.8 million in each of the years ended December 31, 2022, 2021, and 2020, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $20.7 million in 2022, $19.3 million in 2021, and $17.7 million in 2020.

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
We are continuing to amortize certain patents, trademarks and names, customer contracts, relationships and technology assets that have finite lives.The changes in intangible assets and goodwill from December 31, 2020 to December 31, 2022, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2021	Amortization	Currency Translation	Balance at December 31, 2022
Finite-Lived intangible assets:
AEC Trademarks and trade names	6-15	$45	$(11)	$—	$34
AEC Technology	10-15	4,712	(554)	(274)	3,884
AEC Intellectual property	15	1,077	(83)	—	994
AEC Customer contracts	6	720	(720)	—	—
AEC Customer relationships	8-15	32,527	(3,474)	(154)	28,899
Total Finite-Lived intangible assets, net		$39,081	$(4,842)	$(428)	$33,811
Indefinite-Lived intangible assets:
MC Goodwill		$68,329	$—	$(2,888)	$65,441
AEC Goodwill		113,795	—	(1,019)	112,776
Total Indefinite-Lived intangible assets		$182,124	$—	$(3,907)	$178,217

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2020	Amortization	Currency Translation	Balance at December 31, 2021
Finite-Lived intangible assets:
AEC Trademarks and trade names	6-15	$57	$(12)	$—	$45
AEC Technology	10-15	5,744	(629)	(403)	4,712
AEC Intellectual property	15	1,160	(83)	—	1,077
AEC Customer contracts	6	3,632	(2,912)	—	720
AEC Customer relationships	8-15	36,260	(3,503)	(230)	32,527
AEC Other intangibles	5	16	(16)	—	—
Total Finite-Lived intangible assets, net		$46,869	$(7,155)	$(633)	$39,081
Indefinite-Lived intangible assets:
MC Goodwill		$72,290	$—	$(3,961)	$68,329
AEC Goodwill		115,263	—	(1,468)	113,795
Total Indefinite-Lived intangible assets		$187,553	$—	$(5,429)	$182,124
As of December 31, 2022, the gross carrying amount and accumulated amortization of Finite-Lived intangible assets was $77.8 million and $44.0 million, respectively.
Amortization expense related to Finite-lived intangible assets was reported in the Consolidated Statement of Income as follows: $0.8 million in Cost of goods sold and $4.0 million in Selling, general and administrative expenses in 2022; $3.0 million in Cost of goods sold and $4.2 million in Selling, general and administrative expenses in 2021; and $3.0 million in Cost of goods sold and $4.3 million in Selling, general and administrative expenses in 2020. Estimated amortization expense of intangibles for the years ending December 31, 2023 through 2027, is as follows:

Year	Annual amortization (in thousands)
2023	$4,100
2024	4,100
2025	4,100
2026	4,100
2027	4,100

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
16. Accrued Liabilities
Accrued liabilities consist of:

(in thousands)	2022	2021
Salaries, wages and benefits	$57,867	$54,254
Contract liabilities	15,176	6,959
Returns and allowances	9,084	9,798
Dividends	7,778	6,742
Pension and postretirement	6,683	10,742
Operating and Finance lease liabilities	5,929	5,336
Other tax	10,274	9,041
Contract loss reserve	2,359	3,608
Freight	1,966	4,031
Professional fees	3,439	3,926
Other	5,830	9,888
Total	$126,385	$124,325

17. Financial Instruments
Long-term debt, principally to banks, consists of:

(in thousands, except interest rates)	2022	2021
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.16% in 2022 and 3.74% in 2021 (including the effect of interest rate hedging transactions, as described below), due in 2024	$439,000	$350,000

We had no current maturities of Long-term debt as of December 31, 2022 or December 31, 2021. Principal payments of $439 million are due on long-term debt in 2024. Cash payments of interest amounted to $16.0 million in 2022, $14.9 million in 2021 and $15.1 million in 2020.
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, which we had entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $439 million of borrowings were outstanding as of December 31, 2022. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio at the time of borrowing. At the time of the last borrowing on December 30, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA, and without modification to any other credit agreements, as of December 31, 2022, we would have been able to borrow an additional $261 million under the Agreement.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
17. Financial Instruments — (continued)
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of those transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date. The monthly calculation date is the 16th of each month, and on December 16, 2022, one month LIBOR was 4.33%. On December 16, 2022, the all-in-rate on the $350 million of debt was 2.463%.
On October 17, 2022 our interest rate swap agreements that were in effect from December 18, 2017 terminated. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of those transactions, we paid the fixed rate of 2.11% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. The all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are currently required to maintain a leverage ratio (as defined in the agreement) of not greater than 3.50 to 1.00 and minimum interest coverage (as defined) of 3.00 to 1.00.
As of December 31, 2022, our leverage ratio was 1.25 and our interest coverage ratio was 15.17. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50, and may make acquisitions with cash provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt. We were in compliance with all debt covenants as of December 31, 2022.
Currently, our Credit Agreement and certain of our derivative instruments reference one-month USD LIBOR-based rates, which are set to discontinue after June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Our Credit Agreement contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. Amendments to the Reference Rate Reform standard have helped limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2024. We adopted certain provisions of this standard during 2021. While we currently do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, we will continue to monitor the impact of this transition until it is completed.
18. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at December 31, 2022, or at December 31, 2021, other than certain pension assets (see Note 4).

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2022		December 31, 2021
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value
Assets:
Cash equivalents	$6,533	$—	$20,665	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	602	—	702	—
Interest rate swaps	—	23,605	—	3,328
Liabilities:
Other noncurrent liabilities:
Interest rate swaps	—	—	—	(5,176)
_____________________
(a)Original cost basis $0.5 million
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of December 31, 2022, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), and amortization related to the swap buyouts, affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $0.5 million in 2022, $7.1 million in 2021 and $5.4 million in 2020. Additionally, non-cash interest income related to the amortization of swap buyouts totaled $0.0 million in 2022, $0.3 million in 2021, and $1.4 million in 2020.
We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Foreign currency instruments are entered into periodically, and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net.

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
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

(in thousands)	2022	2021	2020
Derivatives not designated as hedging
instruments
Foreign currency options (gains)/losses	$(509)	169	64

19. Other Noncurrent Liabilities
As of December 31, 2022 and 2021, Other Noncurrent Liabilities consisted of the following:

(in thousands)	2022	2021
Operating leases	$50,190	$11,001
Finance leases	—	14,515
Postretirement benefits other than pensions	31,998	41,257
Pension liabilities	23,061	30,850
Interest rate swap agreements	—	5,176
Incentive and deferred compensation	1,395	3,257
Other	2,114	1,738
Total	$108,758	$107,794

Pension and postretirement liabilities decreased during 2022 as a result of actions taken to settle the U.S. Pension Plus plan, which, in addition to significant net actuarial gains, lead to a reduction in unfunded pension liabilities.

20. Leases
We are generally the lessee in our lease transactions. Lessees are required to recognize a lease liability and a right of use (ROU) asset for leases with terms greater than 12 months, in accordance with the practical expedient that is available for ongoing accounting.
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
We have entered into operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
The components of lease expense were as follows:

	For the years ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Finance lease
Amortization of right-of-use asset	$416	$997	$1,056
Interest on lease liabilities	529	1,353	1,475
Operating lease
Fixed lease cost	6,036	5,283	5,448
Variable lease cost	438	(259)	314
Short-term lease cost	1,025	1,037	996
Total lease expense	$8,444	$8,411	$9,289

Supplemental cash flow information related to leases was as follows:

	For the years ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,612	$5,233	$5,300
Operating cash outflows from finance leases	529	1,353	1,475
Financing cash outflows from finance leases	654	1,438	7,214
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$38,559	$2,189	$4,017
Finance leases	—	—	—

The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

In 2022, the Company extended the lease of its primary manufacturing facility in Salt Lake City, Utah, which resulted in a lease classification change from Finance to Operating and included a non-cash increase of $37.1 million to both Other assets and to Other noncurrent liabilities in the Consolidated Balance Sheets. Due to the non-cash nature of the transaction, those increases are excluded from amounts reported in the Consolidated Statements of Cash Flows.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Operating leases
Right of use assets included in Other assets	$48,475	$14,366
Lease liabilities included in
Accrued liabilities	$5,929	$3,730
Other noncurrent liabilities	50,190	11,001
Total operating lease liabilities	$56,119	$14,731
Finance leases
Right-of-use assets included in Property, plant and equipment, net	$—	$7,979
Lease liabilities included in
Accrued liabilities	$—	$1,606
Other noncurrent liabilities	—	14,515
Total finance lease liabilities	$—	$16,121

Additional information for leases existing at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	11 years	6 years
Finance leases	0 years	8 years
Weighted average discount rate
Operating leases	5.3%	4.4%
Finance leases	—	8.0%

Maturities of lease liabilities as of December 31, 2022 were as follows:

(in thousands)	Operating leases
Year ending December 31,
2023	$8,734
2024	7,586
2025	6,970
2026	6,985
2027	6,775
Thereafter	36,834
Total lease payments	73,884
Less imputed interest	(17,765)
Total	$56,119

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
We were defending 3,598 claims as of December 31, 2022.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2020	3,708	152	59	3,615	$57
2021	3,615	32	26	3,609	93
2022	3,609	43	32	3,598	$125
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2022 we had resolved, by means of settlement or dismissal, 38,022 claims. The total cost of resolving all claims was $10.6 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
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
The Albany International 2017 Incentive Plan provides key members of management with incentive compensation based on achieving certain performance or service measures. Awards can be paid in cash, shares of Class A Common Stock, Options, or other stock-based or incentive compensation awards pursuant to the Plan. Participants may elect to receive shares net of applicable income taxes.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Incentive Plans — (continued)

Annual awards granted under this plan resulted in cash payments of $4.5 million in 2022 and $3.1 million in 2021 as a result of performance in the preceding year.

The Compensation Committee granted the executive management team a multi-year incentive compensation award in each of 2020, 2021 and 2022. Each of these awards vests over three years from the grant date, and the extent of payout is dependent upon the achievement of certain performance metrics during the vesting period, as defined by the Compensation Committee. Payout is scheduled to occur no later than 90 days after the end of the vesting period. If a participant terminates employment prior to the award becoming fully vested, the person may forfeit all or a portion of the incentive compensation award. The grant date share price is determined when the awards are approved each year and that price is used to measure the cost for the share-based portion of an award. Expense associated with these awards is recognized over the vesting period. In connection with these awards, we recognized expense of $3.9 million in 2022, $3.7 million in 2021 and $4.8 million in 2020. The net impact to earnings for the respective years was $2.7 million, $2.6 million, and $3.4 million. Based on current estimates of achievement of certain performance metrics, we anticipate recognizing $1.2 million of expense in 2022 and $0.3 million of expense in 2023 and 2024, respectively.

Beginning in 2021, the executive management team also receives restricted stock units that vest annually on December 31 and pay out no later than 90 days after the vesting period ends. The grant date share price is the date when the award is approved by the Compensation Committee and is used to measure the cost of the award. We recognized $1.5 million of expense in 2022 associated with these restricted stock units. The net impact to earnings was $1.0 million.
As of December 31, 2022, there were 860,629 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

	Number of shares	Weighted average grant date value per share	Year-end intrinsic value (000's)
Shares potentially payable at January 1, 2020	81,712	$65.06	$5,316
Forfeitures	—
Payments	(20,680)	$47.35
Shares accrued based on 2020 performance	36,808	$73.43
Shares potentially payable at December 31, 2020	97,840	$71.95	$7,040
Forfeitures	—
Payments	(31,722)	$66.25
Shares accrued based on 2021 performance	41,512	$78.06
Shares potentially payable at December 31, 2021	107,630	$75.99	$8,179
Forfeitures	—
Payments	(35,897)	$84.27
Shares accrued based on 2022 performance	64,208	$86.00
Shares potentially payable at December 31, 2022	135,941	$79.11	$10,754
In 2012, the Company adopted a Phantom Stock Plan ("PSP") whereby awards under this program vest over a 5 year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $8.6 million in 2022, $6.6 million in 2021, and $5.4 million in 2020. The net impact to earnings for the respective years was $6.0 million, $4.6 million, and $3.9 million. Based on awards outstanding at December 31, 2022, we expect to record approximately $16 million of compensation cost from 2023 to 2026. The weighted average period for recognition of that cost is approximately 2 years.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Incentive Plans — (continued)

The determination of compensation expense for the PSP is based on the number of outstanding share units, the end-of-period share price, and Company performance. Information with respect to the PSP is presented below:

	Number of shares	Weighted average value per share	Cash paid for share based liabilities (000's)
Share units potentially payable at January 1, 2020	215,072

Grants	63,104
Changes due to performance	27,921
Payments	(80,808)	$73.04	$5,848
Forfeitures	(11,441)
Share units potentially payable at December 31, 2020	213,848

Grants	56,536
Changes due to performance	52,296
Payments	(68,622)	$74.22	$5,093
Forfeitures	(5,644)
Share units potentially payable at December 31, 2021	248,414

Grants	49,863
Changes due to performance	34,539
Payments	(81,421)	$85.69	$6,977
Forfeitures	(24,644)
Share units potentially payable at December 31, 2022	226,751
During 2020, 2021 and 2022, the Company granted restricted stock units to executives. The amount of compensation expense is subject to change in the market price of the Company’s stock and was recorded in Selling, general, and administrative expenses. The vesting and payments due under these grants will occur in various periods from 2020 to 2024. Expense recognized for these grants was $1.5 million in 2022, $0.6 million in 2021, and $0.4 million in 2020. The net impact to earnings for the respective years was $1.0 million, $0.4 million, and $0.3 million. Based on awards outstanding at December 31, 2022, we expect to record approximately $1.0 million of compensation cost during 2023.
The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $6.6 million in 2022, $6.2 million in 2021, and $6.5 million in 2020.
The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors reviews and approves the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $4.6 million in 2022, $4.8 million in 2021, and $3.6 million in 2020.

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity

We have two classes of Common Stock, Class A Common Stock and Class B Common Stock, each with a par value of $0.001 and equal liquidation rights. Each share of our Class A Common Stock is entitled to one vote on all matters submitted to shareholders, and each share of Class B Common Stock is entitled to 10 votes. Class A and Class B Common Stock will receive equal dividends as the Board of Directors may determine from time to time. The Class B Common Stock is convertible into an equal number of shares of Class A Common Stock at any time. As of December 31, 2022, there were no Class B Common Stock outstanding nor any were anticipated to be issued.
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
In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. As of December 31, 2022, the Company has repurchased in total 1,308,003 shares for a total cost of $109.4 million. Of this, 1,022,717 shares were purchased in 2022 for $85.1 million and 285,286 shares were purchased in 2021 for $24.4 million.
Activity in Shareholders’ equity for 2020, 2021, and 2022 is presented below:

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2020	39,099	$39	1,618	$2	$432,518	$698,496	$(175,981)	8,409	$(256,391)	$4,006	$702,689
Net income	—	—	—	—	—	98,589	—	—	—	(1,346)	97,243
Adoption of accounting standards (a)	—	—	—	—	—	(1,443)	—	—	—	—	(1,443)
Compensation and benefits paid or payable in shares	13	—	—	—	622	—	—	—	—	—	622
Options exercised	3	—	—	—	55	—	—	—	—	—	55
Shares issued to Directors'	—	—	—	—	501	—	—	(18)	382	—	883
Dividends declared
Class A Common Stock, $0.77 per share	—	—	—	—	—	(23,651)	—	—	—	—	(23,651)
Class B Common Stock, $0.77 per share	—	—	—	—	—	(1,245)	—	—	—	—	(1,245)
Cumulative translation adjustments	—	—	—	—	—	—	39,649	—	—	1,139	40,788
Pension and postretirement liability adjustments	—	—	—	—	—	—	10,333	—	—	—	10,333

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Derivative valuation adjustment	—	—	—	—	—	—	(6,409)	—	—	—	(6,409)
December 31, 2020	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	118,478	—	—	—	290	118,768
Compensation and benefits paid or payable in shares	20	—	—	—	2,441	—	—	—	—	—	2,441
Options exercised	7	—	—	—	153	—	—	—	—	—	153
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Purchase of Treasury shares (b)	—	—	—	—	—	—	—	285	(24,375)	—	(24,375)
Class A Common Stock, $0.81 per share	—	—	—	—	—	(25,520)	—	—	—	—	(25,520)
Class B Common Stock, $0.81 per share	—	—	—	—	—	(647)	—	—	—	—	(647)
Conversion of Class B shares to Class A shares (c)	1,618	2	(1,618)	(2)	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(22,677)	—	—	(451)	(23,128)
Pension and postretirement liability adjustments	—	—	—	—	—	—	1,171	—	—	—	1,171
Derivative valuation adjustment	—	—	—	—	—	—	7,930	—	—	—	7,930
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	—	—	95,762	—	—	—	746	96,508
Compensation and benefits paid or payable in shares	24	—	—	—	3,727	—	—	—	—	—	3,727
Options exercised	1	—	—	—	17	—	—	—	—	—	17
Shares issued to Directors'	—	—	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (d)	—	—	—	—	—	—	—	1,023	(85,065)	—	(85,065)
Dividends declared
Class A Common Stock, $0.88 per share	—	—	—	—	—	(27,501)	—	—	—	—	(27,501)
Cumulative translation adjustments	—	—	—	—	—	—	(40,971)	—	—	110	(40,861)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(3,491)	—	—	—	(3,491)
Settlement of certain pension liabilities	—	—	—	—	—	—	26,198	—	—	—	26,198

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
Derivative valuation adjustment	—	—	—	—	—	—	19,321	—	—	—	19,321
December 31, 2022	40,785	$41	—	$—	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543

(a)As described in Note 1, the Company adopted the provisions of ASC 326, Current expected credit losses (CECL) effective January 1, 2020, which resulted in a decrease to Retained earnings of $1.4 million.
(b)On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2021, the Company repurchased 285,286 shares totaling $24.4 million.
(c)In the third and fourth quarters of 2021, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offerings, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC.
(d)In 2022, as part of the Share Repurchase program, the Company repurchased 1,022,717 shares totaling $85.1 million.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2022. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2022. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

/s/ A. William Higgins	/s/ Stephen M. Nolan	/s/ Elisabeth Indriani
A. William Higgins	Stephen M. Nolan	Elisabeth Indriani
President and Chief Executive Officer and Director	Chief Financial Officer and Treasurer	Vice President and Controller
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Item 9B.    OTHER INFORMATION
None.

Index

PART III
The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2023 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of shareholders.
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
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the sections of the Company’s 2023 Proxy Statement captioned “Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

Index

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2023 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	—	860,629	(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—		—	—
Total	—	(1)	—	860,629	(2),(3),(4),(5)
_______________________
(1)Does not include 68,561, 46,534, and 59,200 shares that may be issued pursuant to 2020, 2021 and 2022, respectively, performance incentive awards granted to certain executive officers pursuant to the 2017 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
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
(3)102,542 shares available for future issuance under the 2011 Incentive Plan. The 2011 Incentive Plan allows the Board from time to time to increase the number of shares that may be issued pursuant to awards granted under that Plan, provided that the number of shares so added may not exceed 500,000 in any one calendar year, and provided further that the total number of shares then available for issuance under the Plan shall not exceed 1,000,000 at any time. Shares of Common Stock covered by awards granted under the 2011 Incentive Plan are only counted as used to the extent they are actually issued and delivered. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price or to satisfy any tax-withholding requirement, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. Assuming full exercise by the Board of its power to increase annually the number of shares available under the 2011 Incentive Plan, the maximum number of additional shares that could yet be issued pursuant to the Plan awards (including those set forth in column (c) above) would be 1,360,629. No new shares have been awarded under this plan during 2018 or 2019.
(4)758,087 shares available for future issuance under the 2017 Incentive Plan. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan are only counted as used to the extent they are actually issued and delivered, including shares withheld to satisfy tax requirement. Accordingly, if an award is settled for cash, or if shares are withheld to pay any exercise price, only shares issued (if any), net of shares withheld, will be deemed delivered for purposes of determining the number of shares available under the Plan. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. The Plan awards (including those set forth in column (c) above) would be 758,087.
(5)The Directors’ Annual Retainer Plan provides that the aggregate dollar amount of the annual retainer payable for service as a member of the Company’s Board of Directors is $195,000, $120,000 of which is required to

Index

be paid in shares of Class A Common Stock, the total number of shares to be paid to each Director each year shall be determined by the closing price of a share of such stock on the day of the Annual Meeting at which the election of directors for such year occurs ("the Valuation Price"), as such Valuation Price is reported for such day in the Wall Street Journal, rounded down to the nearest whole number. Directors are expected to hold shares with a value of $585,000 or three times the value of the annual retainer. Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. A director and related persons, who owns shares of Common Stock with a value of at least $585,000 may elect to receive, in cash, all or any portion of the retainer otherwise payable in shares of Common Stock.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the section captioned “Election of Directors” in the Company’s 2023 Proxy Statement is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Albany, NY, Auditor Firm ID: 185.
The information required by this item is set forth in the section captioned “Independent Auditors” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

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
			8-K		10/29/20
Restricted Stock Units
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		05/13/08
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	08/09/11
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		09/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	05/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019		10-K	12/31/19	02/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement		10-K	12/31/19	02/28/20
10(l)(xv)	Form of 2021 Restricted Stock Unit Award Agreement		8-K		02/25/21
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		01/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
Executive Compensation
10(m)(ix)	2011 Incentive Plan		8-K		06/01/11
10(m)(xvii)	Form of 2011 Annual Performance Bonus Agreement		8-K		03/29/11
10(m)(xviii)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		03/29/11
10(m)(xix)	Form of 2021 Multi-year Performance Bonus Agreement		8-K		02/25/21
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		01/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		01/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		03/29/17

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(n)(iii)	Form of Incentive Award, dated April 1, 2019, between the Company and Stephen M. Nolan		10-Q	3/31/19	05/01/19
10(n)(iv)	Form of Sign on Bonus Agreement, dated November 4,2019, between the Company and Greg Harwell		10-K	12/31/19	02/28/20
10(n)(v)	Form of Retention Bonus Agreement, dated January 21, 2020, between the Company and Stephen M. Nolan		8-K		01/23/20
10(n)(vi)	Form of 2021 Annual Performance Bonus Agreement		8-K		02/25/21
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		03/28/18
10(p)	Code of Ethics		10-K	12/31/03	03/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		01/13/05
10(t)	Form of Indemnification Agreement		8-K		04/12/06
10(u)(vii)	Employment agreement, dated January 21, 2020, between the Company and A. William Higgins		10-K	12/31/19	02/28/20
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	02/26/14
11	Statement of Computation of Earnings per share (provided in Footnote 8 to the Consolidated Financial Statements)	X	10-K	12/31/22	02/24/23
21	Subsidiaries of Company	X	10-K	12/31/22	02/24/23
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/22	02/24/23
24	Powers of Attorney	X	10-K	12/31/22	02/24/23
31(a)	Certification of A. William Higgins required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/22	02/24/23
31(b)	Certification of Stephen M. Nolan required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/22	02/24/23
32(a)	Certification of A. William Higgins and Stephen M. Nolan required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/22	02/24/23

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020	X	10-K	12/31/22	2/24/23
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	X	10-K	12/31/22	2/24/23
101(iii)	Consolidated Balance Sheets as of December 31, 2022 and 2021	X	10-K	12/31/22	2/24/23
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	X	10-K	12/31/22	2/24/23
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/22	2/24/23
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2023.

ALBANY INTERNATIONAL CORP.

By	/s/ Stephen M. Nolan
Stephen M. Nolan
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 24, 2023
A. William Higgins	(Principal Executive Officer)

/s/ Stephen M. Nolan	Chief Financial Officer and Treasurer	February 24, 2023
Stephen M. Nolan	(Principal Financial Officer)

*	Vice President–Controller	February 24, 2023
Elisabeth Indriani	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 24, 2023
Erland E. Kailbourne

*	Director	February 24, 2023
Katharine Plourde

*	Director	February 24, 2023
Mark J. Murphy

*	Director	February 24, 2023
John R. Scannell

*	Director	February 24, 2023
Kenneth W. Krueger

*	Director	February 24, 2023
J. Michael McQuade

*	Director	February 24, 2023
Christina M. Alvord

*	Director	February 24, 2023
Russell E. Toney

*By /s/ Stephen M. Nolan
Stephen M. Nolan
Attorney-in-fact

Index

SCHEDULE II
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (a)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2022	$3,248	$1,408	$(672)	$3,984
2021	5,140	(1,299)	(593)	3,248
2020 (b)	1,719	1,628	1,793	5,140
Allowance for sales returns
Year ended December 31:
2022	$9,552	$6,130	$(6,612)	$9,070
2021	9,668	6,022	(6,138)	9,552
2020	11,249	3,199	(4,780)	9,668
Valuation allowance deferred tax assets
Year ended December 31:
2022	$10,659	$(839)	$(34)	$9,786
2021	10,270	$949	$(560)	10,659
2020	9,102	391	777	10,270
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
PO box 43006
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
Notice of Annual Meeting

As part of our company-wide efforts to address the public health risks presented by the novel coronavirus pandemic, we will hold our Annual Meeting virtually this year. The Annual Meeting of the Company’s shareholders will be held virtually on Friday, May 12, 2023 at 9:00 a.m. EDT. Access details for the virtual meeting will be published in the Company’s 2023 Proxy filed with the Securities and Exchange Commission.
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

Directors and Officers

Directors
Erland E. Kailbourne, Chairman [2,3]	A. William Higgins
Retired – Chairman and Chief Executive Officer,	President and Chief Executive Officer
Fleet National Bank (New York Region)

Katharine L. Plourde[1,3]	Kenneth Krueger[1,3]
Former Principal and Analyst,	Former Interim President and Chief Executive Officer
Donaldson, Lufkin & Jenrette, Inc.	Manitowoc Company Inc.

Mark J. Murphy[1,3]	John R. Scannell[2]
Chief Financial Officer,	Retired Chief Executive Officer,
Micron Technology	Moog Inc.

J. Michael McQuade[2]	Christina M. Alvord[2]
Strategic Advisor to the President,	Former President, Southern and Gulf Coast Division,
Carnegie Mellon University	Vulcan Materials Company

Russell E. Toney[2]
President, Specialty Products Group,
Dover Corporation

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