Form 10-Q
period 2023-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2023-04-26
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.2 million shares of Class A Common Stock and no shares of Class B Common Stock outstanding as of April 15, 2023.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$269,096	$244,169
Cost of goods sold	169,778	152,565

Gross profit	99,318	91,604
Selling, general, and administrative expenses	48,479	42,707
Technical and research expenses	10,277	9,889
Restructuring expenses, net	20	254

Operating income	40,542	38,754
Interest expense, net	3,290	3,609
Other (income)/expense, net	(455)	(3,928)

Income before income taxes	37,707	39,073
Income tax expense	10,621	10,998

Net income	27,086	28,075
Net income attributable to the noncontrolling interest	197	338
Net income attributable to the Company	$26,889	$27,737

Earnings per share attributable to Company shareholders - Basic	$0.86	$0.87

Earnings per share attributable to Company shareholders - Diluted	$0.86	$0.87

Shares of the Company used in computing earnings per share:
Basic	31,131	31,877

Diluted	31,217	31,961

Dividends declared per share, Class A and Class B	$0.25	$0.21
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$27,086	$28,075

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	13,440	(1,551)
Amortization of pension liability adjustments:
Prior service credit	(1,031)	(1,123)
Net actuarial loss	346	971
Payments and amortization related to interest rate swaps included in earnings	(3,223)	1,696
Derivative valuation adjustment	(662)	11,721

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	315	344
Amortization of net actuarial loss	(105)	(297)
Payments and amortization related to interest rate swaps included in earnings	815	(430)
Derivative valuation adjustment	168	(2,969)
Comprehensive income	37,149	36,437
Comprehensive income attributable to the noncontrolling interest	435	394
Comprehensive income attributable to the Company	$36,714	$36,043
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$304,258	$291,776
Accounts receivable, net	216,035	200,018
Contract assets, net	153,817	148,695
Inventories	153,777	139,050
Income taxes prepaid and receivable	8,711	7,938
Prepaid expenses and other current assets	52,857	50,962
Total current assets	$889,455	$838,439

Property, plant and equipment, net	450,254	445,658
Intangibles, net	32,874	33,811
Goodwill	179,255	178,217
Deferred income taxes	15,843	15,196
Noncurrent receivables, net	27,322	27,913
Other assets	100,755	103,021
Total assets	$1,695,758	$1,642,255

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$76,241	$69,707
Accrued liabilities	103,986	126,385
Current maturities of long-term debt	—	—
Income taxes payable	4,464	15,224
Total current liabilities	184,691	211,316

Long-term debt	491,000	439,000
Other noncurrent liabilities	108,371	108,758
Deferred taxes and other liabilities	14,181	15,638
Total liabilities	798,243	774,712

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,842,023 issued in 2023 and 40,785,434 in 2022	41	41
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; none issued and outstanding in 2023 and 2022	—	—
Additional paid in capital	441,917	441,540
Retained earnings	950,415	931,318
Accumulated items of other comprehensive income:
Translation adjustments	(132,970)	(146,851)
Pension and postretirement liability adjustments	(16,699)	(15,783)
Derivative valuation adjustment	14,805	17,707
Treasury stock (Class A), at cost; 9,674,542 shares in 2023 and 9,674,542 in 2022	(364,923)	(364,923)
Total Company shareholders' equity	892,586	863,049
Noncontrolling interest	4,929	4,494
Total equity	897,515	867,543
Total liabilities and shareholders' equity	$1,695,758	$1,642,255
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$27,086	$28,075
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,864	15,597
Amortization	1,503	2,165
Change in deferred taxes and other liabilities	(887)	1,792
Impairment of property, plant, equipment, and inventory	100	2,868
Non-cash interest expense	280	282
Compensation and benefits paid or payable in Class A Common Stock	378	745
Provision/(recovery) for credit losses from uncollected receivables and contract assets	309	1,858
Foreign currency remeasurement (gain)/loss on intercompany loans	(1,732)	(2,385)
Fair value adjustment on foreign currency options	58	(977)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(13,702)	(15,674)
Contract assets	(4,403)	272
Inventories	(12,360)	(7,549)
Prepaid expenses and other current assets	(2,191)	(1,976)
Income taxes prepaid and receivable	(693)	1,829
Accounts payable	5,214	(375)
Accrued liabilities	(23,137)	(19,350)
Income taxes payable	(10,996)	(10,890)
Noncurrent receivables	867	614
Other noncurrent liabilities	7	(1,914)
Other, net	2,042	(398)
Net cash used in operating activities	(16,393)	(5,391)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,275)	(15,719)
Purchased software	—	(35)
Net cash used in investing activities	(16,275)	(15,754)

FINANCING ACTIVITIES
Proceeds from borrowings	58,000	77,000
Principal payments on debt	(6,000)	—
Principal payments on finance lease liabilities	—	(390)
Purchase of Treasury shares	—	(42,230)
Taxes paid in lieu of share issuance	(3,136)	(770)
Proceeds from options exercised	—	7
Dividends paid	(7,778)	(6,742)
Net cash provided by financing activities	41,086	26,875

Effect of exchange rate changes on cash and cash equivalents	4,064	(351)

Increase in cash and cash equivalents	12,482	5,379
Cash and cash equivalents at beginning of period	291,776	302,036
Cash and cash equivalents at end of period	$304,258	$307,415
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of results for such periods. Albany International Corp. ("Albany", the "Registrant", the "Company", "we", "us", or "our") consolidates the financial results of its subsidiaries for all periods presented. The results for any interim period are not necessarily indicative of results for the full year.
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Albany International Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, the SAFRAN Group (“SAFRAN”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier of the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract, where revenue is determined by a cost-plus-fee agreement. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft . AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM's LEAP engine) accounted for approximately 16 percent of the Company's consolidated Net sales in 2022. AEC net sales to SAFRAN were $45.3 million and $40.4 million in the first three months of 2023 and 2022, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $80.2 million and $80.8 million as of March 31, 2023 and December 31, 2022, respectively.
Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2022, approximately 46 percent of AEC sales were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2023	2022
Net sales
Machine Clothing	$153,222	$154,062
Albany Engineered Composites	115,874	90,107
Consolidated total	$269,096	$244,169
Operating income/(loss)
Machine Clothing	$48,964	$49,644
Albany Engineered Composites	9,418	1,195
Corporate expenses	(17,840)	(12,085)
Operating income	$40,542	$38,754
Reconciling items:
Interest income	(1,102)	(652)
Interest expense	4,392	4,261
Other (income)/expense, net	(455)	(3,928)
Income before income taxes	$37,707	$39,073

Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of sales in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts decreased operating income by $0.7 million during the first three months of 2023, compared to a decrease of $0.7 million in the same period last year.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition:

	Three months ended March 31, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$152,278	$944	$153,222

Albany Engineered Composites
ASC	—	44,532	44,532
Other AEC	5,793	65,549	71,342
Total Albany Engineered Composites	5,793	110,081	115,874

Total revenue	$158,071	$111,025	$269,096

	Three months ended March 31, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$153,163	$899	$154,062

Albany Engineered Composites
ASC	—	39,712	39,712
Other AEC	3,913	46,482	50,395
Total Albany Engineered Composites	3,913	86,194	90,107

Total revenue	$157,076	$87,093	$244,169

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2023	2022
Americas PMC	$83,378	$76,616
Eurasia PMC	51,737	55,486
Engineered Fabrics	18,107	21,960
Total Machine Clothing Net sales	$153,222	$154,062

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $821 million and $263 million as of March 31, 2023 and 2022, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2023, we expect to recognize as revenue approximately $126 million during 2023, $135 million during 2024, $129 million during 2025, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost for the three months ended March 31, 2023 and 2022, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$281	$355	$15	$29
Interest cost	1,063	1,417	468	305
Expected return on assets	(971)	(1,706)	—	—
Amortization of prior service cost/(credit)	(8)	(1)	(1,023)	(1,122)
Amortization of net actuarial loss	139	500	207	471
Net periodic benefit cost/(credit)	$504	$565	$(333)	$(317)
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first three months of 2023 or 2022.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Other (Income)/Expense, net
The components of Other (Income)/Expense, net are:

	Three months ended March 31,
(in thousands)	2023	2022
Currency transaction (gains)/losses	$60	$(3,741)
Bank fees and amortization of debt issuance costs	59	96
Components of net periodic pension and postretirement cost other than service cost	(125)	(136)
Other	(449)	(147)
Total	$(455)	$(3,928)

Other (income)/expense, net, included foreign currency losses of $0.1 million in the first three months of 2023, as compared to gains of $3.7 million in the same period last year. The weaker Euro and Renminbi during the three month period ended March 31, 2023 led to a net loss on foreign currency related transactions, compared to a stronger Euro and Renminbi in the same period last year.

Index
5. Income Taxes
The following table presents components of income tax expense for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
Income tax based on income from continuing operations (1)	$11,058	$10,942
Provision for change in estimated tax rate	—	—
Income tax before discrete items	11,058	10,942
Discrete tax expense:
Exercise of U.S. stock options	—	(9)
Impact of amended tax returns	—	(81)
True-up of prior year estimated taxes	(545)	104
Enacted tax legislation and rate change	313	—
Provision for/resolution of tax audits and contingencies, net	28	6
Impact of long range tax planning	(443)	—
Other	210	36
Total income tax expense/(benefit)	$10,621	$10,998
(1) Calculated at estimated annual tax rates of 29.3% and 28.0%, respectively.
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.
6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2023	2022
Net income attributable to the Company	$26,889	$27,737

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,131	31,877
Effect of dilutive stock-based compensation plans:
Stock options	—	—
RSU and MPP shares	86	84

Weighted average number of shares used in calculating diluted net income per share	31,217	31,961

Net income attributable to the Company per share:
Basic	$0.86	$0.87
Diluted	$0.86	$0.87

Index
7. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period December 31, 2022 to March 31, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications, net of tax	13,881	(441)	(494)	12,946
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(2,408)	(2,408)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(475)	—	(475)
Net current period other comprehensive income	13,881	(916)	(2,902)	10,063
March 31, 2023	$(132,970)	$(16,699)	$14,805	$(134,864)

The table below presents changes in the components of AOCI for the period December 31, 2021 to March 31, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications, net of tax	(1,730)	179	8,752	7,201
Interest expense related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	1,266	1,266
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(105)	—	(105)
Net current period other comprehensive income	(1,730)	74	10,018	8,362
March 31, 2022	$(107,610)	$(38,416)	$8,404	$(137,622)
The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.

Index
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Expense/(income) related to interest rate swaps included in Income before taxes	$(3,223)	$1,696
Income tax effect	815	(430)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(2,408)	$1,266

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	(1,031)	(1,123)
Amortization of net actuarial loss	346	971
Total pretax amount reclassified (a)	(685)	(152)
Income tax effect	210	47
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(475)	$(105)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3).

8. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC ("ASC"). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary, Albany Safran Composites, LLC:

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
Net income of Albany Safran Composites (ASC)	$2,282	$3,702
Less: Return attributable to the Company's preferred holding	308	319
Net income of ASC available for common ownership	$1,974	$3,383
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$197	$338

Noncontrolling interest, beginning of year	$4,494	$3,638
Net income attributable to noncontrolling interest	197	338
Changes in other comprehensive income attributable to the noncontrolling interest	238	56
Noncontrolling interest, end of interim period	$4,929	$4,032

Index
9. Accounts Receivable
Accounts receivable includes trade receivables. In connection with certain sales in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2023 and December 31, 2022, Accounts receivable consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Trade and other accounts receivable	$199,290	$179,676
Bank promissory notes	20,196	23,439
Allowance for expected credit losses	(3,451)	(3,097)
Accounts receivable, net	$216,035	$200,018

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of March 31, 2023 and December 31, 2022, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Noncurrent receivables	$27,459	$28,053
Allowance for expected credit losses	(137)	(140)
Noncurrent receivables, net	$27,322	$27,913

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
As of March 31, 2023 and December 31, 2022, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Contract assets	$154,589	$149,443
Allowance for expected credit losses	(772)	(748)
Contract assets, net	$153,817	$148,695

Contract liabilities	$12,310	$15,176

Contract assets increased $5.1 million during the three-month period ended March 31, 2023. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the three month periods ended March 31, 2023 and March 31, 2022.
Contract liabilities decreased $2.9 million during the three-month period ended March 31, 2023, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the three-month periods ended March 31, 2023 and 2022 that was included in the Contract liability balance at the beginning of the year was $6.7 million and $4.8 million, respectively.

Index
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
As of March 31, 2023 and December 31, 2022, Inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$81,611	$74,631
Work in process	56,537	50,516
Finished goods	15,629	13,903
Total inventories	$153,777	$139,050

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

13. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	March 31, 2023	December 31, 2022
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.58% in 2023 and 3.16% in 2022 (including the effect of interest rate hedging transactions, as described below), due in 2024	$491,000	$439,000
We had no current maturities of Long-term debt as of March 31, 2023 or December 31, 2022.

Index
On October 27, 2020, we entered into a $700 million unsecured Four-Year Revolving Credit Facility Agreement (the “Credit Agreement”) which amended and restated the prior amended and restated $685 million Five-Year Revolving Credit Facility Agreement, entered into on November 7, 2017 (the “Prior Agreement”). Under the Credit Agreement, $491 million of borrowings were outstanding as of March 31, 2023. The applicable interest rate for borrowings was LIBOR plus a spread, based on our leverage ratio (as defined in the Credit Agreement) at the time of borrowing. At the time of the last borrowing on March 30, 2022, the spread was 1.625%. The spread was based on a pricing grid, which ranged from 1.500% to 2.000%, based on our leverage ratio. Based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Credit Agreement), and without modification to any other credit agreements, as of March 31, 2023, we would have been able to borrow an additional $209 million under the Agreement.
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
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness, drawn under the Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we pay the fixed rate of 0.838% and the counterparties pay a floating rate based on the one-month LIBOR rate at each monthly calculation date. The monthly calculation date is the 16th of each month, and on March 16, 2023, one-month LIBOR was 4.73%. On March 16, 2023, the all-in-rate on the $350 million of debt was 2.463%.
On October 17, 2022, our interest rate swap agreements that were in effect from December 18, 2017 terminated. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of those transactions, we paid the fixed rate of 2.11% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. The all-in-rate on the $350 million of debt was 3.735%.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14. No cash collateral was received or pledged in relation to the swap agreements.
Under the Credit Agreement, we are required to maintain leverage and minimum interest coverage ratios (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 and greater than 3.00 to 1.00, respectively.
As of March 31, 2023, our leverage ratio was 1.47 to 1.00 and our interest coverage ratio was 14.76 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Credit Agreement is ranked equally in right of payment to all unsecured senior debt. We were in compliance with all debt covenants as of March 31, 2023.
Currently, our Credit Agreement and certain of our derivative instruments reference one-month USD LIBOR-based rates, which are set to discontinue after June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate ("SOFR"). Our Credit Agreement contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark and we have adhered to the ISDA IBOR Fallbacks Protocol, which will govern our derivatives upon the final cessation of USD LIBOR. Amendments to the Reference Rate Reform standard have helped limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2024. We adopted certain provisions of this standard during 2021. While we currently do not expect a significant impact to our operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, we will continue to monitor the impact of this transition until it is completed.

Index
14. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting principles establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 3 inputs are unobservable data points for the asset or liability, and include situations in which there is little, if any, market activity for the asset or liability. We had no Level 3 financial assets or liabilities at March 31, 2023, or at December 31, 2022.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2023		December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$4,317	$—	$6,533	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	601	—	602	—
Interest rate swaps		19,784	—	23,605
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of March 31, 2023, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense, net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $(3.2) million for the three month period ended March 31, 2023, and $1.7 million for the three month period ended March 31, 2022.
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

Index
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Derivatives not designated as hedging instruments
Foreign currency options (gains)/losses	$16	$(977)

15. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,597 claims as of March 31, 2023.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2022	3,609	43	32	3,598	125
2023 (As of March 31)	3,598	4	3	3,597	$—

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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2023, we had resolved, by means of settlement or dismissal, 38,028 claims. The total cost of resolving all claims was $10.6 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,709 claims as of March 31, 2023, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2022 to March 31, 2023:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2022	40,785	$41	—	$—	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	—	—	26,889	—	—	—	197	27,086
Compensation and benefits paid or payable in shares	58	—	—	—	378	—	—	—	—	—	378
Dividends declared
Class A Common Stock, $0.25 per share	—	—	—	—	—	(7,792)	—	—	—	—	(7,792)
Class B Common Stock, $0.25 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	13,881	—	—	238	14,119
Pension and postretirement liability adjustments	—	—	—	—	—	—	(916)	—	—	—	(916)
Derivative valuation adjustment	—	—	—	—	—	—	(2,902)	—	—	—	(2,902)
March 31, 2023	40,842	$41	—	$—	$441,917	$950,415	$(134,864)	9,675	$(364,923)	$4,929	$897,515

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2021 to March 31, 2022:

	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
(in thousands)	Shares	Amount	Shares	Amount				Shares	Amount
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	—	—	27,737	—	—	—	338	28,075
Compensation and benefits paid or payable in shares	21	—	—	—	745	—	—	—	—	—	745
Options exercised	—	—	—	—	7	—	—	—	—	—	7
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	515	(43,937)	—	(43,937)
Dividends declared
Class A Common Stock, $0.21 per share	—	—	—	—	—	(6,661)	—	—	—	—	(6,661)
Class B Common Stock, $0.21 per share	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(1,730)	—	—	56	(1,674)
Pension and postretirement liability adjustments	—	—	—	—	—	—	74	—	—	—	74
Derivative valuation adjustment	—	—	—	—	—	—	10,018	—	—	—	10,018
March 31, 2022	40,781	41	—	—	437,748	884,133	(137,622)	9,180	(324,080)	4,032	864,252
(a)In October 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. During the three months ended March 31, 2022, the Company repurchased 514,686 shares totaling $43.9 million. The Company did not repurchase shares during the three months ended March 31, 2023.

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

•Across the entire Company, increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures; challenges that have only increased as a result of the ongoing Russia-Ukraine war;

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

Consolidated Results of Operations
Net sales
The following table summarizes our Net sales by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2023	2022	% Change
Machine Clothing	$153,222	$154,062	-0.5%
Albany Engineered Composites	115,874	90,107	28.6%
Total	$269,096	$244,169	10.2%
The following tables provide a comparison of 2023 Net sales, excluding currency translation effects, to 2022 Net sales:

(in thousands, except percentages)	Net sales as reported, Q1 2023	Decrease due to changes in currency translation rates	Q1 2023 sales on same basis as Q1 2022 currency translation rates	Net sales as reported, Q1 2022	% Change compared to Q1 2022, excluding currency rate effects
Machine Clothing	$153,222	$(3,468)	$156,690	$154,062	1.7%
Albany Engineered Composites	115,874	(1,496)	117,370	90,107	30.3%
Total	$269,096	$(4,964)	$274,060	$244,169	12.2%

Changes in currency translation rates had the effect of decreasing Net sales by $5.0 million, driven by the weaker Euro and Renminbi, as compared to 2022.
Excluding the effect of changes in currency translation rates, consolidated Net sales increased 12.2%. Net sales at MC increased 1.7%, driven by higher net sales in packaging and publication grades, and AEC Net sales increased 30.3%, primarily driven by growth in CH-53K and LEAP programs.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
Machine Clothing	$77,855	$79,345
Albany Engineered Composites	21,463	12,259
Total	$99,318	$91,604
% of Net sales	36.9%	37.5%
The increase in 2023 Gross profit, as compared to the same period last year, was due to increased Net sales at AEC. Gross profit as a percentage of sales:
•At MC, decreased from 51.5% in 2022 to 50.8% in 2023, due to an increase in input costs, mainly due to the inflationary environment.
•At AEC, increased from 13.6% in 2022 to 18.5% in 2023, driven by improved absorption and the absence of a raw material reserve recorded in the prior year, offset by losses on a new program.

Selling, Technical, General, and Research ("STG&R")
The following table summarizes STG&R expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
Machine Clothing	$28,871	$29,477
Albany Engineered Composites	12,045	11,064
Corporate expenses	17,840	12,055
Total	$58,756	$52,596
% of Net sales	21.8%	21.5%

Consolidated STG&R expenses increased 11.7% as compared to 2022, but represented a fairly consistent percentage of Net Sales.
•MC STG&R expenses remained largely in line with the prior year and improved $0.7 million as a result of changes in currency translation rates, notably the weaker Euro and Renminbi
•AEC Research expense increased related to investments in new technologies and enhanced capabilities, driving higher STG&R as compared to the prior year
•Corporate STG&R expenses increased principally due to higher personnel-related costs and professional fees

Restructuring Expense, net

In addition to the items discussed above affecting Gross profit and STG&R expenses, Operating income was affected by restructuring expense, net, which was insignificant in both the current and prior year, and was related primarily to the winding down of restructuring actions taken in prior periods.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2023	2022
Machine Clothing	$48,964	$49,644
Albany Engineered Composites	9,418	1,195
Corporate expenses	(17,840)	(12,085)
Total	$40,542	$38,754
Other Earnings Items

	Three months ended March 31,
(in thousands)	2023	2022
Interest expense, net	$3,290	$3,609
Other (income)/expense, net	(455)	(3,928)
Income tax expense	10,621	10,998
Net income attributable to the noncontrolling interest	197	338

Interest Expense, net
Interest expense, net, decreased over the prior year as a result of higher interest earned on Cash and cash equivalents, in addition to decreased interest expense on Finance leases. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.

Other (income)/expense, net
Other (income)/expense, net includes losses related to the revaluation of nonfunctional-currency balances of $0.1 million, as compared to gains of $3.7 million during 2022, driven by changes in exchange rates.

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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the first quarter of 2023 was 28.2%, compared to 28.1% for the same period in 2022. The effective tax rate for the first quarter of 2023 includes the impact of certain tax planning initiatives related to future repatriation of additional earnings to the U.S. and managing overall cash tax exposure.
For more information on income tax, see Note 5 to the Consolidated Financial Statements.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 57% of our consolidated revenues during the first three months of 2023. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
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

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
Net sales	$153,222	$154,062
Gross profit	77,855	79,345
% of Net sales	50.8%	51.5%
STG&R expenses	28,871	29,477
Operating income	48,964	49,644
Net Sales

Changes in currency translation rates, driven by a weaker Euro and Renminbi, decreased 2023 net sales by $3.5 million compared to 2022. Excluding the effect of changes in currency translation rates, Net sales in MC increased 1.7% compared to 2022, driven by higher net sales in packaging and publication grades.

Gross Profit
The decrease in MC Gross profit was driven by higher input costs. This had the effect of decreasing Gross margin from 51.5% in 2022 to 50.8% in 2023.

Operating Income

The decrease in Operating income was principally due to the decrease in Gross profit noted above, offset partially by lower STG&R expenses, reflecting the benefit from changes in currency translation rates.

Albany Engineered Composites ("AEC") Segment

The AEC segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group, owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft. Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine.

Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2023	2022
Net sales	$115,874	$90,107
Gross profit	21,463	12,259
% of Net sales	18.5%	13.6%
STG&R expenses	12,045	11,064
Operating income	9,418	1,195

Net Sales

Net sales increased 28.6% compared to prior year, driven by growth in CH-53K and LEAP programs. Excluding the effect of changes in currency translation rates, the increase in Net sales was 30.3%.

AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for the first three months of 2023 and 2022.

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

Gross Profit
The increase in Gross profit was primarily due to increased Net Sales, driven by growth on CH-53K and LEAP programs. Gross profit as a percentage of sales increased from 13.6% in 2022 to 18.5% in 2023, driven by improved absorption and the absence of a raw material reserve recorded in the prior year, offset by losses on a new program.

Operating Income
Operating income increased year over year, principally due to higher Net sales and Gross profit, as described above, partially offset by an increase in Research expenses related to investments in new technologies and enhanced capabilities.

Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$27,086	$28,075
Depreciation and amortization	17,367	17,762
Changes in working capital (a)	(48,388)	(42,676)
Changes in other noncurrent liabilities and deferred taxes	(880)	(122)
Other operating items	(11,578)	(8,430)
Net cash used in operating activities	(16,393)	(5,391)
Net cash used in investing activities	(16,275)	(15,754)
Net cash provided by financing activities	41,086	26,875
Effect of exchange rate changes on cash and cash equivalents	4,064	(351)
Increase in cash and cash equivalents	12,482	5,379
Cash and cash equivalents at beginning of year	291,776	302,036
Cash and cash equivalents at end of period	$304,258	$307,415
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Net cash used in operating activities was $16.4 million in 2023, compared to $5.4 million in the same period last year. Such increase was primarily due to AEC's investment in working capital, as we continue to execute on the expanded CH-53K scope of work and build-up inventory to position ourselves for ongoing demand on the LEAP program.

We deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, increase shareholder value, and position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Our capital expenditures totaled $16.3 million and $15.8 million for the first three months of 2023 and 2022, respectively, comprised of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consisted of investments to improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.

Net cash provided by financing activities during 2023 was $41.1 million compared to $26.9 million in 2022, driven by the absence of Treasury share purchases in the current year, which resulted in lower borrowings from the revolving credit facility, as compared to the prior year.

Liquidity and Capital Structure

We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend to be insignificant.

Under our $700 million unsecured Credit Agreement, $491.0 million of borrowings were outstanding as of March 31, 2023. As of March 31, 2023, we had cash and cash equivalents of $304 million and availability under our Credit Agreement of $209 million, for a total liquidity of approximately $513 million. We believe cash flows from operations and the availability of funds under our Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. For more information on the revolving credit agreement, see Note 13 to the Consolidated Financial Statements.

As of March 31, 2023, $273 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $201 million at March 31, 2023, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.

We have also returned cash to shareholders through dividends and share repurchases. During the first three months of 2023, we paid $7.8 million in dividends.
Off-Balance Sheet Arrangements
As of March 31, 2023, we have no off-balance sheet arrangements required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

Non-GAAP Measures
This Form 10-Q contains certain non-GAAP measures that should not be considered in isolation or as a substitute for the related GAAP measures. Such non-GAAP measures include net sales and percent change in net sales, excluding the impact of currency translation effects; EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin; Net debt; Net leverage ratio; and Adjusted earnings per share (or Adjusted EPS). Management believes that these non-GAAP measures provide additional useful information to investors regarding the Company’s operational performance.
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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended March 31, 2023
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$48,964	$9,418	$(31,296)	$27,086
Interest expense, net	—	—	3,290	3,290
Income tax expense	—	—	10,621	10,621
Depreciation and amortization expense	4,775	11,664	928	17,367
EBITDA (non-GAAP)	53,739	21,082	(16,457)	58,364
Restructuring expenses, net	20	—	—	20
Foreign currency revaluation (gains)/losses (a)	1,960	(133)	60	1,887
Acquisition/integration costs	—	269	—	269
Pre-tax (income) attributable to noncontrolling interest	—	(189)	—	(189)
Adjusted EBITDA (non-GAAP)	$55,719	$21,029	$(16,397)	$60,351

Three months ended March 31, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$49,644	$1,195	$(22,764)	$28,075
Interest expense, net	—	—	3,609	3,609
Income tax expense	—	—	10,998	10,998
Depreciation and amortization expense	4,923	12,039	800	17,762
EBITDA (non-GAAP)	54,567	13,234	(7,357)	60,444
Restructuring expenses, net	243	—	11	254
Foreign currency revaluation (gains)/losses (a)	1,057	423	(3,740)	(2,260)
Dissolution of business relationships in Russia	1,787	—	781	2,568
Acquisition/integration costs	—	282	—	282
Pre-tax (income) attributable to noncontrolling interest	—	(252)	—	(252)
Adjusted EBITDA (non-GAAP)	$57,654	$13,687	$(10,305)	$61,036

The Company discloses certain income and expense items on a per-share basis. The Company believes that such disclosures provide important insights into the underlying quarterly earnings and are financial performance metrics commonly used by investors. The Company calculates the quarterly per-share amount for items included in continuing operations by using the income tax rate based on either the tax rates in specific countries or the estimated tax rate applied to total company results. The after-tax amount is then divided by the weighted-average number of shares outstanding for each period. Year-to-date earnings per-share effects are determined by adding the amounts calculated at each reporting period.
The following tables show the earnings per share effect of certain income and expense items:

Three months ended March 31, 2023 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$20	$4	$16	$0.00
Foreign currency revaluation (gains)/losses (a)	1,887	553	1,334	0.04
Acquisition/integration costs	269	77	192	0.01

Three months ended March 31, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$254	$73	$181	$0.01
Foreign currency revaluation (gains)/losses (a)	(2,260)	(653)	(1,607)	(0.05)
Dissolution of business relationships in Russia	2,568	332	2,236	0.07
Acquisition/integration costs	282	84	198	0.01

The following table contains the calculation of Adjusted EPS:

	Three months ended March 31,
Per share amounts (Basic)	2023	2022
Earnings per share (GAAP)	$0.86	$0.87
Adjustments, after tax:
Restructuring expenses, net	—	0.01
Foreign currency revaluation (gains)/losses (a)	0.04	(0.05)
Dissolution of business relationships in Russia	—	0.07
Acquisition/ integration costs	0.01	0.01
Adjusted Earnings per share (non-GAAP)	$0.91	$0.91
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
The following table contains the calculation of net debt:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Current maturities of long-term debt	$—	$—	$—
Long-term debt	491,000	439,000	427,000
Total debt	491,000	439,000	427,000
Cash and cash equivalents	304,258	291,776	307,415
Net debt (non GAAP)	$186,742	$147,224	$119,585

Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates net leverage ratio by subtracting cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.

The calculation of net leverage ratio as of March 31, 2023 is as follows:

Total Company
	Twelve months ended	Three months ended		Trailing twelve months ended
(in thousands)	December 31, 2022	March 31, 2022	March 31, 2023	March 31, 2023 (non-GAAP) (b)
Net income/(loss) (GAAP)	$96,508	$28,075	$27,086	$95,519
Interest expense, net	14,000	3,609	3,290	13,681
Income tax expense	35,472	10,998	10,621	35,095
Depreciation and amortization expense	69,049	17,762	17,367	68,654
EBITDA (non-GAAP)	215,029	60,444	58,364	212,949
Restructuring expenses, net	106	254	20	(128)
Foreign currency revaluation (gains)/losses (a)	(9,829)	(2,260)	1,887	(5,682)
Dissolution of business relationships in Russia	2,275	2,568	—	(293)
Pension settlement expense	49,128	—	—	49,128
IP address sales	(3,420)	—	—	(3,420)
Acquisition/integration costs	1,057	282	269	1,044
Pre-tax (income) attributable to noncontrolling interest	(817)	(252)	(189)	(754)
Adjusted EBITDA (non-GAAP)	$253,529	$61,036	$60,351	$252,844

(in thousands, except for net leverage ratio)	March 31, 2023
Net debt (non-GAAP)	186,742
Trailing twelve months Adjusted EBITDA (non-GAAP)	252,844
Net leverage ratio (non-GAAP)	0.74

(b) Calculated as amounts incurred during the twelve months ended December 31, 2022, less those incurred during the three months ended March 31, 2022, plus those incurred during the three months ended March 31, 2023.

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

Item 1A. Risk Factors
There have been no material changes in risks since December 31, 2022. For discussion of risk factors, refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the first quarter of 2023.

On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 1,308,003 shares for a total cost of $109.4M, of which 1,022,717 shares were repurchased in 2022 for $85.1 million and 285,286 shares were repurchased in 2021 for $24.3 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at March 31, 2023.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 26, 2023	By	/s/ Robert D. Starr
Robert D. Starr Chief Financial Officer and Treasurer (Principal Financial Officer)