Form 10-Q
period 2023-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2023-07-26
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.2 million shares of Class A Common Stock as of July 15, 2023.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$274,123	$261,369	$543,219	$505,538
Cost of goods sold	171,419	160,776	341,197	313,341

Gross profit	102,704	100,593	202,022	192,197
Selling, general, and administrative expenses	46,760	39,745	95,239	82,452
Technical and research expenses	10,318	10,161	20,595	20,050
Restructuring expenses, net	125	(28)	145	226

Operating income	45,501	50,715	86,043	89,469
Interest expense/(income), net	3,106	3,933	6,396	7,542
Other (income)/expense, net	(4,511)	(7,045)	(4,966)	(10,973)

Income before income taxes	46,906	53,827	84,613	92,900
Income tax expense	20,080	14,458	30,701	25,456

Net income	26,826	39,369	53,912	67,444
Net income attributable to the noncontrolling interest	154	168	351	506
Net income attributable to the Company	$26,672	$39,201	$53,561	$66,938

Earnings per share attributable to Company shareholders - Basic	$0.86	$1.25	$1.72	$2.12

Earnings per share attributable to Company shareholders - Diluted	$0.85	$1.25	$1.71	$2.11

Shares of the Company used in computing earnings per share:
Basic	31,174	31,268	31,152	31,571

Diluted	31,269	31,378	31,243	31,668

Dividends declared per Class A share	$0.25	$0.21	$0.50	$0.42
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$26,826	$39,369	$53,912	$67,444

Other comprehensive income/(loss), before tax:
Foreign currency translation	(2,818)	(39,319)	10,622	(40,870)
Amortization of pension liability adjustments:
Prior service credit	(1,030)	(1,122)	(2,061)	(2,245)
Net actuarial loss	347	967	693	1,938
Payments and amortization related to interest rate swaps included in earnings	(3,678)	1,168	(6,901)	2,864
Derivative valuation adjustment	4,199	3,316	3,537	15,037

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	316	343	631	687
Amortization of net actuarial loss	(107)	(296)	(212)	(593)
Payments and amortization related to interest rate swaps included in earnings	931	(295)	1,746	(725)
Derivative valuation adjustment	(1,063)	(840)	(895)	(3,809)
Comprehensive income	23,923	3,291	61,072	39,728
Comprehensive income attributable to the noncontrolling interest	333	77	768	471
Comprehensive income attributable to the Company	$23,590	$3,214	$60,304	$39,257
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$300,916	$291,776
Accounts receivable, net	242,189	200,018
Contract assets, net	145,324	148,695
Inventories	151,360	139,050
Income taxes prepaid and receivable	8,473	7,938
Prepaid expenses and other current assets	55,538	50,962
Total current assets	903,800	838,439

Property, plant and equipment, net	451,986	445,658
Intangibles, net	31,842	33,811
Goodwill	179,257	178,217
Deferred income taxes	14,491	15,196
Noncurrent receivables, net	26,568	27,913
Other assets	99,204	103,021
Total assets	$1,707,148	$1,642,255

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$65,812	$69,707
Accrued liabilities	104,398	126,385
Current maturities of long-term debt	—	—
Income taxes payable	10,905	15,224
Total current liabilities	181,115	211,316

Long-term debt	487,000	439,000
Other noncurrent liabilities	107,781	108,758
Deferred taxes and other liabilities	15,533	15,638
Total liabilities	791,429	774,712

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,842,023 issued in 2023 and 40,785,434 in 2022	41	41
Class B Common Stock, par value $.001 per share; authorized 25,000,000 shares; none issued and outstanding in 2023 and 2022	—	—
Additional paid in capital	443,556	441,540
Retained earnings	969,292	931,318
Accumulated items of other comprehensive income:
Translation adjustments	(135,538)	(146,851)
Pension and postretirement liability adjustments	(17,423)	(15,783)
Derivative valuation adjustment	15,194	17,707
Treasury stock (Class A), at cost; 9,662,562 shares in 2023 and 9,674,542 in 2022	(364,665)	(364,923)
Total Company shareholders' equity	910,457	863,049
Noncontrolling interest	5,262	4,494
Total equity	915,719	867,543
Total liabilities and shareholders' equity	$1,707,148	$1,642,255
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$53,912	$67,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,299	31,276
Amortization	3,018	3,598
Change in deferred taxes and other liabilities	1,787	2,596
Impairment of property, plant, equipment, and inventory	532	2,662
Non-cash interest expense	565	561
Compensation and benefits paid or payable in Class A Common Stock	2,274	2,447
Provision for credit losses from uncollected receivables and contract assets	493	1,326
Foreign currency remeasurement (gain) on intercompany loans	(3,198)	(1,260)
Fair value adjustment on foreign currency options	(123)	(381)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(40,131)	(14,407)
Contract assets	4,606	(23,868)
Inventories	(9,174)	(21,135)
Prepaid expenses and other current assets	(2,700)	(4,474)
Income taxes prepaid and receivable	(381)	(60)
Accounts payable	(5,255)	7,476
Accrued liabilities	(21,570)	(11,745)
Income taxes payable	(4,943)	(7,739)
Noncurrent receivables	1,705	1,864
Other noncurrent liabilities	(1,922)	(3,252)
Other, net	2,881	4,784
Net cash provided by operating activities	14,675	37,713

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(34,899)	(35,659)
Purchased software	(72)	(366)
Net cash used in investing activities	(34,971)	(36,025)

FINANCING ACTIVITIES
Proceeds from borrowings	61,000	135,000
Principal payments on debt	(13,000)	—
Principal payments on finance lease liabilities	—	(654)
Purchase of Treasury shares	—	(84,780)
Taxes paid in lieu of share issuance	(3,136)	(770)
Proceeds from options exercised	—	7
Dividends paid	(15,570)	(13,399)
Net cash provided by financing activities	29,294	35,404

Effect of exchange rate changes on cash and cash equivalents	142	(18,258)

Increase in cash and cash equivalents	9,140	18,834
Cash and cash equivalents at beginning of period	291,776	302,036
Cash and cash equivalents at end of period	$300,916	$320,870
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
Acquisition
On June 14, 2023, the Company entered into an agreement to acquire Heimbach GmbH ("Heimbach"), a privately-held manufacturer of paper machine clothing and technical textiles located in Düren, Germany. The Company will acquire Heimbach for a purchase price of approximately €153 million, including net debt of approximately €21 million. Albany expects to fund the acquisition using cash on hand. The transaction is subject to regulatory approvals and other customary closing conditions.

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
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, the SAFRAN Group (“SAFRAN”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier of the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract, where revenue is determined by a cost-plus-fee agreement. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) accounted for approximately 16 percent of the Company's consolidated Net revenues in 2022. AEC net sales to SAFRAN were $93.5 million and $83.1 million in the first six months of 2023 and 2022, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $88.9 million and $80.8 million as of June 30, 2023 and December 31, 2022, respectively.
Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing 7-Series programs, and specialty components for the Rolls Royce

Index
lift fan on the F-35, as well as the fan case for the GE9X engine. For the year ended December 31, 2022, approximately 46 percent of AEC revenues were related to U.S. government contracts or programs.
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net revenues
Machine Clothing	$159,217	$151,670	$312,439	$305,732
Albany Engineered Composites	114,906	109,699	230,780	199,806
Consolidated revenues	$274,123	$261,369	$543,219	$505,538
Operating income/(loss)
Machine Clothing	$53,726	$54,861	$102,690	$104,505
Albany Engineered Composites	8,668	9,535	18,086	10,730
Corporate expenses	(16,893)	(13,681)	(34,733)	(25,766)
Consolidated Operating income	$45,501	$50,715	$86,043	$89,469
Reconciling items:
Interest income	(1,838)	(846)	(2,944)	(1,498)
Interest expense	4,944	4,779	9,340	9,040
Other (income)/expense, net	(4,511)	(7,045)	(4,966)	(10,973)
Income before income taxes	$46,906	$53,827	$84,613	$92,900
Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts decreased operating income by $1.9 million for the second quarter of 2023 and decreased operating income $4.0 million for the first half of 2023. Adjustments in the estimated profitability of long-term contracts increased operating income by $1.2 million and decreased operating income $0.6 for the second quarter and first half of 2022, respectively.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2023:

	Three months ended June 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$158,273	$944	$159,217

Albany Engineered Composites:
ASC	—	47,417	47,417
Other AEC	3,511	63,978	67,489
Total Albany Engineered Composites	3,511	111,395	114,906

Total revenues	$161,784	$112,339	$274,123
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2022:

	Three months ended June 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$150,770	$900	$151,670

Albany Engineered Composites:
ASC	—	41,661	41,661
Other AEC	5,018	63,020	68,038
Total Albany Engineered Composites	5,018	104,681	109,699

Total revenues	$155,788	$105,581	$261,369

The following table disaggregates revenue for each product group by timing of revenue recognition for the six months ended June 30, 2023:

	Six months ended June 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$310,551	$1,888	$312,439

Albany Engineered Composites:
ASC	—	91,949	91,949
Other AEC	9,304	129,527	138,831
Total Albany Engineered Composites	9,304	221,476	230,780

Total revenues	$319,855	$223,364	$543,219

Index

The following table disaggregates revenue for each product group by timing of revenue recognition for the six months ended June 30, 2022:

	Six months ended June 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$303,933	$1,799	$305,732

Albany Engineered Composites:
ASC	—	81,373	81,373
Other AEC	8,931	109,502	118,433
Total Albany Engineered Composites	8,931	190,875	199,806

Total revenues	$312,864	$192,674	$505,538

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Americas PMC	$94,154	$79,062	$177,532	$155,678
Eurasia PMC	48,541	52,368	100,278	107,854
Engineered Fabrics	16,522	20,240	34,629	42,200
Total Machine Clothing net revenues	$159,217	$151,670	$312,439	$305,732

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $792 million and $579 million as of June 30, 2023 and 2022, respectively, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2023, we expect to recognize as revenue approximately $78 million during 2023, $131 million during 2024, $148 million during 2025, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/ (income) for the six months ended June 30, 2023 and 2022, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost/(income):
Service cost	$565	$708	$30	$57
Interest cost	2,141	2,828	937	611
Expected return on assets	(1,955)	(3,405)	—	—
Amortization of prior service cost/(income)	(16)	(1)	(2,045)	(2,244)
Amortization of net actuarial loss	279	997	414	941
Net periodic benefit cost/(income)	$1,014	$1,127	$(664)	$(635)
The amount of net benefit cost/(income) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first six months of 2023 or 2022.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Currency transaction (gains)/losses	$(4,193)	$(7,284)	$(4,133)	$(11,024)
Bank fees and amortization of debt issuance costs	33	80	91	176
Components of net periodic pension and postretirement cost other than service cost	(120)	(137)	(245)	(273)
Other	(231)	296	(679)	148
Total other (income)/expense, net	$(4,511)	$(7,045)	$(4,966)	$(10,973)

Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $4.2 million and $4.1 million in the three and six months ended June 30, 2023, respectively, as compared to gains of $7.3 million and $11.0 million in the same period last year. The stronger Euro and Mexican Peso during the three and six months ended June 30, 2023 led to a lesser gain on foreign currency related transactions.

Index
5. Income Taxes
The following table presents components of income tax expense for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Income tax based on income from operations (1)	$13,909	$15,165	$24,967	$26,107
Provision for change in estimated tax rate	124	66	124	66
Income tax before discrete items	14,033	15,231	25,091	26,173
Discrete tax expense:
Exercise of U.S. stock options	—	—	—	(9)
Impact of amended tax returns	—	(17)	—	(98)
True-up of prior year estimated taxes	1,941	(612)	1,396	(508)
Enacted tax legislation and rate change	—	—	313	—
Provision for/resolution of tax audits and contingencies, net	750	(146)	778	(140)
Impact of long range tax planning	—	—	(443)	—
Withholding tax related to internal restructuring	3,026	—	3,026	—
Other	330	2	540	38
Total income tax expense/(benefit)	$20,080	$14,458	$30,701	$25,456
(1) Income tax is calculated at estimated annualized effective tax rate of 29.7% and 28.2% for the three and six months ended June 30, 2023 and 2022, respectively.
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions, which cannot recognize a tax benefit with regard to their generated losses, are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.

6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except market price and earnings per share)	2023	2022	2023	2022
Net income attributable to the Company	$26,672	$39,201	$53,561	$66,938

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,174	31,268	31,152	31,571
Effect of dilutive stock-based compensation plans:
RSU and MPP shares	95	110	91	97

Weighted average number of shares used in calculating diluted net income per share	31,269	31,378	31,243	31,668

Net income attributable to the Company per share:
Basic	$0.86	$1.25	$1.72	$2.12
Diluted	$0.85	$1.25	$1.71	$2.11

Index
7. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2022 to June 30, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications, net of tax	11,313	(691)	2,642	13,264
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(5,155)	(5,155)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(949)	—	(949)
Net current period other comprehensive income	11,313	(1,640)	(2,513)	7,160
June 30, 2023	$(135,538)	$(17,423)	$15,194	$(137,767)

The table below presents changes in the components of AOCI for the period from December 31, 2021 to June 30, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications, net of tax	(41,391)	521	11,228	(29,642)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,139	2,139
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(213)	—	(213)
Net current period other comprehensive income	(41,391)	308	13,367	(27,716)
June 30, 2022	$(147,271)	$(38,182)	$11,753	$(173,700)

The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.

Index
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Other (income)/expense, net related to interest rate swaps included in Income before taxes	$(3,678)	$1,168	$(6,901)	$2,864
Income tax effect	931	(295)	1,746	(725)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(2,747)	$873	$(5,155)	$2,139

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	$(1,030)	$(1,122)	$(2,061)	$(2,245)
Amortization of net actuarial loss	347	967	693	1,938
Total pretax amount reclassified (a)	(683)	(155)	(1,368)	(307)
Income tax effect	209	47	419	94
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(474)	$(108)	$(949)	$(213)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3. Pensions and Other Postretirement Benefit Plans).

8. Noncontrolling Interest
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC ("ASC"). The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiary, Albany Safran Composites, LLC:

	Six months ended June 30,
(in thousands, except percentages)	2023	2022
Net income of Albany Safran Composites (ASC)	$4,146	$5,690
Less: Return attributable to the Company's preferred holding	637	632
Net income of ASC available for common ownership	$3,509	$5,058
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$351	$506

Noncontrolling interest, beginning of year	$4,494	$3,638
Net income attributable to noncontrolling interest	351	506
Changes in other comprehensive income attributable to the noncontrolling interest	417	(35)
Noncontrolling interest, end of interim period	$5,262	$4,109

Index

9. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2023 and December 31, 2022, Accounts receivable consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Trade and other accounts receivable	$226,996	$179,676
Bank promissory notes	18,859	23,439
Allowance for expected credit losses	(3,666)	(3,097)
Accounts receivable, net	$242,189	$200,018

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of June 30, 2023 and December 31, 2022, Noncurrent receivables consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Noncurrent receivables	$26,702	$28,053
Allowance for expected credit losses	(134)	(140)
Noncurrent receivables, net	$26,568	$27,913

10. Contract Assets and Liabilities
Contract assets include unbilled amounts typically resulting from revenues under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to Accounts receivable, net when the entitlement to pay becomes unconditional and the customer is invoiced. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are included in Accrued liabilities in the Consolidated Balance Sheets.
Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period.
As of June 30, 2023 and December 31, 2022, Contract assets and Contract liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Contract assets	$146,054	$149,443
Allowance for expected credit losses	(730)	(748)
Contract assets, net	$145,324	$148,695

Contract liabilities	$6,796	$15,176

Contract assets, net decreased $3.4 million during the six months ended June 30, 2023. The decrease was primarily due to invoicing to customers for satisfied performance obligations for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the six months ended June 30, 2023 and June 30, 2022.
Contract liabilities decreased $8.4 million during the six months ended June 30, 2023, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a contract liability position. Revenue recognized for the six months ended June 30, 2023 and 2022 that was included in the Contract liability balance at the beginning of the year was $11.7 million and $5.5 million, respectively.

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
As of June 30, 2023 and December 31, 2022, Inventories consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$78,251	$74,631
Work in process	57,691	50,516
Finished goods	15,418	13,903
Total inventories	$151,360	$139,050

12. Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.
In the second quarter of 2023, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's Machine Clothing reporting unit and two AEC reporting units and concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated excess between the fair and carrying values. Accordingly, no impairment charges were recorded.
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
To determine fair value, we utilize two market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company, as well as publicly available industry information, to determine earnings multiples and revenues multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

Index
13. Financial Instruments
Long-term debt, principally to banks and noteholders, consists of:

(in thousands, except interest rates)	June 30, 2023	December 31, 2022
Revolving credit agreement with borrowings outstanding at an end of period interest rate of 3.68% in 2023 and 3.16% in 2022 (including the effect of interest rate hedging transactions, as described below), due in 2024	$487,000	$439,000
We had no current maturities of Long-term debt as of June 30, 2023 or December 31, 2022.
On October 27, 2020, we entered into a $700 million Amended and Restated unsecured Four-Year Revolving Credit Agreement (the “Credit Agreement”), which amended and restated the prior $685 million Five-Year Revolving Credit Facility Agreement, entered into on November 7, 2017. On June 23, 2023, we entered into the first Amendment to the Credit Agreement (the Credit Agreement and the First Amendment, collectively, the "Amended Credit Agreement") to replace the LIBOR-based reference interest rate option with a reference interest rate option based on the Term Secured Overnight Financing Rate ("Term SOFR") plus an applicable credit spread adjustment (subject to a minimum floor of 0.00%). The Amendment did not make any other material changes to the terms and conditions of the Credit Agreement, including the representations and warranties, events of default, affirmative and negative covenants.
The applicable interest rate for borrowings is based on Term SOFR plus a spread, which is based on our leverage ratio (as defined in the Amended Credit Agreement) at the time of a borrowing as follows:

Leverage Ratio	Commitment Fee	ABR Spread	Total Spread
<1.00:1.00	0.275%	0.500%	1.500%
≥ 1.00:1.00 and < 2.00:1.00	0.300%	0.625%	1.625%
≥ 2.00:1.00 and < 3.00:1.00	0.325%	0.750%	1.750%
≥ 3.00:1.00	0.350%	1.000%	2.000%
As of June 30, 2023, however, the applicable interest rate for borrowings was based on LIBOR plus the spread, which was 1.625%.
As of June 30, 2023, there was $487 million of borrowings outstanding under the Amended Credit Agreement. As of June 30, 2023, we had borrowings available of $213 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default. As of June 30, 2023, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor its future compliance based on current and future economic conditions.
The borrowings are guaranteed by certain of the Company’s subsidiaries as defined in the Amended Credit Agreement. Our ability to borrow additional amounts under the Amended Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Amended Credit Agreement).
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions have the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness, drawn under the Amended Credit Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we paid the fixed rate of 0.838% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. The Amended Credit Agreement monthly calculation date is the 16th of each month, and on June 16, 2023, one-month LIBOR was 5.16%. As of June 16, 2023, the all-in-rate on the $350 million of debt was 2.463%. On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in Accounting Standards Codification (“ASC”) 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark. As a result of the amendments, we will pay a fixed blended rate of 0.7683% (plus a credit spread adjustment as defined in the Amended Credit Agreement) through October 27, 2024 on $350 million of borrowings under the Amended Credit Agreement. The effective date of the amended Swap agreements is July 17, 2023.

Index
On October 17, 2022, our interest rate swap agreements that were in effect from December 18, 2017 terminated. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness drawn under the Credit Agreement at the rate of 2.11% during the period. Under the terms of those transactions, we paid the fixed rate of 2.11% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. The all-in-rate on the $350 million of debt was 3.735% at the time the swap agreements terminated.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 14. Fair-Value Measurements. No cash collateral was received or pledged in relation to the swap agreements.
Under the Amended Credit Agreement, we are required to maintain leverage and minimum interest coverage ratios (as defined in the Credit Agreement) of not greater than 3.50 to 1.00 and greater than 3.00 to 1.00, respectively.
As of June 30, 2023, our leverage ratio was 1.49 to 1.00 and our interest coverage ratio was 14.36 to 1.00. We may purchase our Common Stock or pay dividends to the extent our leverage ratio remains at or below 3.50 to 1.00, and may make acquisitions with cash, provided our leverage ratio does not exceed the limits noted above.
Indebtedness under the Amended Credit Agreement is ranked equally in right of payment to all unsecured senior debt.

14. Fair-Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
We had no Level 3 financial assets or liabilities at June 30, 2023 or at December 31, 2022.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2023		December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$12,212	$—	$6,533	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	565	—	602	—
Interest rate swaps	$—	$20,303	$—	$23,605
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is

Index
included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in ASC 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark (See Note 13. Financial Instruments for additional information). As of June 30, 2023, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(6.9) million for the six months ended June 30, 2023, and $2.9 million for the six months ended June 30, 2022.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(138)	$596	$(123)	$(381)

15. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,601 claims as of June 30, 2023.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
As of December 31, 2022	3,609	43	32	3,598	$125
As of June 30, 2023	3,598	4	7	3,601	$4
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

While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2023, we had resolved, by means of settlement or dismissal, 38,032 claims at a total cost of $10.6 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,702 claims as of June 30, 2023, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2022 to June 30, 2023:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2022	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	26,889	—	—	—	197	27,086
Compensation and benefits paid or payable in shares	58	—	378	—	—	—	—	—	378
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,792)	—	—	—	—	(7,792)
Cumulative translation adjustments	—	—	—	—	13,881	—	—	238	14,119
Pension and postretirement liability adjustments	—	—	—	—	(916)	—	—	—	(916)
Derivative valuation adjustment	—	—	—	—	(2,902)	—	—	—	(2,902)
March 31, 2023	40,842	$41	$441,917	$950,415	$(134,864)	9,675	$(364,923)	$4,929	$897,515
Net income	—	—	—	26,672	—	—	—	154	26,826
Compensation and benefits paid or payable in shares	—	—	811	—	—	—	—	—	811
Shares issued to Directors'	—	—	828	—	—	(12)	258	—	1,086
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,795)	—	—	—	—	(7,795)
Cumulative translation adjustments	—	—	—	—	(2,568)	—	—	179	(2,389)
Pension and postretirement liability adjustments	—	—	—	—	(724)	—	—	—	(724)
Derivative valuation adjustment	—	—	—	—	389	—	—	—	389
June 30, 2023	40,842	$41	$443,556	$969,292	$(137,767)	9,663	$(364,665)	$5,262	$915,719

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2021 to June 30, 2022:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2021	40,760	$41	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	27,737	—	—	—	338	28,075
Compensation and benefits paid or payable in shares	21	—	745	—	—	—	—	—	745
Options exercised	—	—	7	—	—	—	—	—	7
Purchase of Treasury shares (a)	—	—	—	—	—	515	(43,937)	—	(43,937)
Dividends declared on Class A Common Stock, $0.21 per share	—	—	—	(6,661)	—	—	—	—	(6,661)
Cumulative translation adjustments	—	—	—	—	(1,730)	—	—	56	(1,674)
Pension and postretirement liability adjustments	—	—	—	—	74	—	—	—	74
Derivative valuation adjustment	—	—	—	—	10,018	—	—	—	10,018
March 31, 2022	40,781	$41	$437,748	$884,133	$(137,622)	9,180	$(324,080)	$4,032	$864,252
Net income	—	—	—	39,201	—	—	—	168	39,369
Compensation and benefits paid or payable in shares	4	—	902	—	—	—	—	—	902
Shares issued to Directors'	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (a)	—	—	—	—	—	508	(41,128)	—	(41,128)
Dividends declared on Class A Common Stock, $0.21 per share	—	—	—	(6,529)	—	—	—	—	(6,529)
Cumulative translation adjustments	—	—	—	—	(39,661)	—	—	(91)	(39,752)
Pension and postretirement liability adjustments	—	—	—	—	234	—	—	—	234
Derivative valuation adjustment	—	—	—	—	3,349	—	—	—	3,349
June 30, 2022	40,785	$41	$439,450	$916,805	$(173,700)	9,675	$(364,923)	$4,109	$821,782
(a)In October 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. During the six months ended June 30, 2022, the Company repurchased 1,022,717 shares totaling $85.1 million. The Company did not repurchase shares during the six months ended June 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes.
Forward-looking statements
This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” "forecast," ”look for,” “will,” “should,” “guidance,” “guide” and similar expressions identify forward-looking statements, which generally are not historical in nature. Because forward-looking statements are subject to certain risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by such forward-looking statements.
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

•Across the entire Company, increasing labor, raw material, energy, and logistics costs due to supply chain constraints and inflationary pressures; challenges that have only increased as a result of the ongoing Russia-Ukraine war;

•In the Machine Clothing segment, greater than anticipated declines in the demand for publication grades of paper, or lower than anticipated growth in other paper grades;

•In the Albany Engineered Composites segment, longer-than-expected timeframe for the aerospace industry to utilize existing inventories, unanticipated reductions in demand, including reductions driven by supply chain shortages on other aircraft components, delays, technical difficulties, and cancellations in aerospace programs that are expected to generate revenue and drive long-term growth;

•Slower to achieve or maintain anticipated profitable growth in our Albany Engineered Composites segment;

•Failure to consummate the recently announced acquisition of Heimbach GmbH ("Heimbach"), as further described in the below Business Environment Overview and Trends section, within the expected timeframe or at all, and if consummated, failure to or delayed realization of anticipated benefits of the acquisition could adversely impact the Company’s business, financial condition and results of operations, as further described in Item 1A. Risk Factors; and

•Other risks and uncertainties detailed in this report and other periodic reports.
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

The MC segment is the Company’s long-established core business and primary generator of cash. While it has been negatively impacted by well-documented declines in publication grades in the Company’s traditional markets, there has been some offsetting effect due to growth in demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which our products are sold are expected to have low levels of growth and we face pricing pressures in all markets. Despite these market pressures on revenue, the MC business retains the potential for maintaining stable earnings in the future. MC has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost-reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality. On June 14, 2023, the Company entered into an agreement to acquire Heimbach, a privately-held manufacturer of paper machine clothing and technical textiles located in Düren, Germany. The Company will acquire Heimbach for a purchase price of approximately €153 million, including net debt of approximately €21 million, subject to regulatory approvals and other customary closing conditions.

The AEC segment provides significant longer term growth potential for the Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group ("SAFRAN") and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net revenues in 2022. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35 joint strike fighter, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787, and vacuum waste tanks for Boeing 7-Series aircraft. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. For the year ended December 31, 2022, approximately 46 percent of AEC revenues were related to U.S. government contracts or programs.

Consolidated Results of Operations
Net revenues
The following table summarizes our Net revenues by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2023	2022	% Change	2023	2022	% Change
Machine Clothing	$159,217	$151,670	5.0%	$312,439	$305,732	2.2%
Albany Engineered Composites	114,906	109,699	4.7%	230,780	199,806	15.5%
Total	$274,123	$261,369	4.9%	$543,219	$505,538	7.5%
The following tables provide a comparison of 2023 Net revenues, excluding currency translation effects, to 2022 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q2 2023	(Decrease)/increase due to changes in currency translation rates	Q2 2023 revenues on same basis as Q2 2022 currency translation rates	Net revenues as reported, Q2 2022	% Change compared to Q2 2022, excluding currency rate effects
Machine Clothing	$159,217	$(878)	$160,095	$151,670	5.6%
Albany Engineered Composites	114,906	1,072	113,834	109,699	3.8%
Total	$274,123	$194	$273,929	$261,369	4.8%

(in thousands, except percentages)	Net revenues as reported, YTD 2023	(Decrease) due to changes in currency translation rates	YTD 2023 revenues on same basis as 2022 currency translation rates	Net revenues as reported, YTD 2022	% Change compared to 2022, excluding currency rate effects
Machine Clothing	$312,439	$(4,346)	$316,785	$305,732	3.6%
Albany Engineered Composites	230,780	(424)	231,204	199,806	15.7%
Total	$543,219	$(4,770)	$547,989	$505,538	8.4%

Three month comparison
Net revenues increased 4.9% compared to the same period in 2022, and overall were largely unaffected by changes in currency translation rates. MC's, net revenues increased 5.0% compared to the second quarter of 2022, driven by higher net revenues in packaging, tissue and pulp grades, partially offset by decreases in Engineered Fabrics. AEC's net revenues increased 4.7%, primarily driven by growth in LEAP programs and other commercial programs, offset by lower CH-53K sales.

Six month comparison
Changes in currency translation rates had the effect of decreasing Net revenues by $4.8 million, driven by a weaker Euro and Renminbi as compared to 2022. Excluding the effect of changes in currency translation rates:
•Net revenues increased 8.4% compared to the same period in 2022.
•Net revenues in MC increased 3.6% compared to the first six months of 2022, primarily due to growth in revenues for packaging and tissue grades, partially offset by decreases in Engineered Fabrics.
•Net revenues in AEC increased 15.7%, primarily due to growth on LEAP, CH-53K, and JSF programs.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Machine Clothing	$80,919	$78,857	$158,774	$158,202
Albany Engineered Composites	21,785	21,736	43,248	33,995
Total	$102,704	$100,593	$202,022	$192,197
% of Net revenues	37.5%	38.5%	37.2%	38.0%
Three month comparison
The increase in 2023 Gross profit, as compared to the same period last year, was driven by strong continued execution at MC, despite several headwinds. Gross profit as a percentage of revenues:
•MC's gross profit margin decreased from 52.0% in 2022 to 50.8% in 2023, due to an increase in input costs, mainly due to the inflationary environment, and lower absorption.
•AEC's gross profit margin decreased from 19.8% in 2022 to 19.0% in 2023, driven by an unfavorable shift in program revenue mix, coupled with unfavorable changes in the estimated profitability of long-term contracts, which decreased operating income by $1.9 million in 2023 and increased operating income by $1.2 million in 2022.

Six month comparison
The increase in Gross profit during the first half of 2023, as compared to the same period in 2022, was due to growth in LEAP and CH-53K programs at AEC. Gross profit as a percentage of revenues:
•MC's gross profit margin decreased from 51.7% in 2022 to 50.8% in 2023, due to an increase in input costs.
•AEC's gross profit margin increased from 17.0% in 2022 to 18.7% in 2023, driven by significant growth in revenues in the first quarter of 2023, primarily on the CH-53K, LEAP and other commercial programs. In addition, gross profit margin increased as a result of improved overhead absorption and the absence of a $2 million raw material reserve on damaged inventory, as compared to prior year.
Selling, Technical, General, and Research ("STG&R")
The following table summarizes STG&R expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Machine Clothing	$27,068	$24,009	$55,939	$53,486
Albany Engineered Composites	13,117	12,202	25,162	23,266
Corporate expenses	16,893	13,695	34,733	25,750
Total	$57,078	$49,906	$115,834	$102,502
% of Net revenues	20.8%	19.1%	21.3%	20.3%
Three month comparison
Consolidated STG&R expenses increased 14.4% as compared to 2022, and as a percentage of revenues increased from 19.1% in 2022 to 20.8% in 2023.
•In MC, changes in currency translation rates had the effect of increasing STG&R by $2.4 million over the prior year. In addition, customer credit loss reserves were $0.6 million higher in 2023 as compared to 2022, as the prior year included the reversal of a large reserve related to our announced cessation of doing business in Russia.
•In AEC, Selling and general expenses increased $1.0 million related to investments in business development, including an increase in marketing and trade show activities.
•Corporate STG&R expenses increased $3.2 million, principally due to higher professional fees, including acquisition-related expenses, personnel-related costs, and software subscription fees.

Six month comparison
The overall increase in STG&R expenses in the first six months of 2023, compared to the same period in 2022, was due to the net effect of the following:
•In MC, changes in currency translation rates had the effect of increasing STG&R by $3.3 million over the prior year, which was partially offset by $0.5 million lower customer credit loss reserves in 2023. Credit loss reserves were larger during 2022 related to the dissolution of business relationships in Russia.
•In AEC, Selling and general expenses increased $1.0 million related to investments in business development, including an increase in marketing and trade show activities, as well as an increase of $0.5 million in Research expense related to investments in new technologies and enhanced capabilities.
•Corporate STG&R expenses increased $9.0 million principally due to higher professional fees, including acquisition-related expenses, personnel-related costs, and software subscription fees.
Restructuring Expense, net
In addition to the items discussed above affecting Gross profit and STG&R expenses, Operating income was affected by restructuring expense, net, of $0.1 million in both the three and six months ended June 30, 2023, and was related primarily to the winding down of restructuring actions taken in prior periods.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Machine Clothing	$53,726	$54,861	$102,690	$104,505
Albany Engineered Composites	8,668	9,535	18,086	10,730
Corporate expenses	(16,893)	(13,681)	(34,733)	(25,766)
Total	$45,501	$50,715	$86,043	$89,469
Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$3,106	$3,933	$6,396	$7,542
Other (income)/expense, net	(4,511)	(7,045)	(4,966)	(10,973)
Income tax expense	20,080	14,458	30,701	25,456
Net income attributable to the noncontrolling interest	154	168	351	506
Interest expense/(income), net
Interest expense/(income), net, decreased over the prior year as a result of higher interest earned on Cash and cash equivalents, in addition to decreased interest expense on finance leases. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.
Other (income)/expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $4.2 million and $4.1 million in the three and six months ended June 30, 2023, respectively, as compared to gains of $7.3 million and $11.0 million in the same period last year. The stronger Euro and Mexican Peso during 2023, relative to the same period last year, led to smaller gains on foreign currency related transactions.
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the second quarter of 2023 was 42.8%, higher compared to 26.9% for the same period in 2022, mainly due to unfavorable discrete tax adjustments in the current period. For the first half of 2023, the Company's effective tax rate was 36.3%, higher compared to 27.4% for the same period in 2022, mainly due to unfavorable discrete tax adjustments in the current year. For more information, see Note 5. Income Taxes in the Notes to the Consolidated Financial Statements.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our primary business segment and accounted for 58% of our consolidated revenues during the first six months of 2023. MC products are purchased primarily by manufacturers of paper and paperboard. We feel we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand. Additionally, we face pricing pressures in all of our markets.
The Company’s manufacturing and product platforms position us well to meet these shifting demands across product grades and geographic regions. Our strategy for meeting these challenges continues to be to grow share in all markets, with new products and technology and selective business acquisitions, and to maintain and grow our manufacturing footprint to align with global demand, while we offset the effects of inflation through continuous productivity improvement. As noted in the above Business Environment Overview and Trends section, on June 14, 2023, the Company entered into an agreement to acquire Heimbach, a privately-held manufacturer of paper machine clothing and technical textiles located in Düren, Germany, which is expected to enhance the Company's scale and geographic footprint, provide complimentary technology, and create a differentiated manufacturing, sales and service network.
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Net revenues	$159,217	$151,670	$312,439	$305,732
Gross profit	80,919	78,857	158,774	158,202
% of Net revenues	50.8%	52.0%	50.8%	51.7%
STG&R expenses	27,068	24,009	55,939	53,486
Operating income	53,726	54,861	102,690	104,505
Net Revenues
Three month comparison
Net revenues increased by 5.0%. Changes in currency translation rates, driven by a weaker Renminbi, had the effect of decreasing second quarter 2023 revenues by $0.9 million. Excluding the effect of changes in translation rates, net revenues in MC increased 5.6% compared to the second quarter of 2022, driven by higher net revenues in packaging, tissue and pulp grades, partially offset by decreases in Engineered Fabrics.
Six month comparison
Net revenues increased by 2.2%. Changes in currency translation rates, driven by a weaker Euro and Renminbi, had the effect of decreasing 2023 revenues by $4.3 million compared to the same period in 2022. Excluding the effect of changes in currency translation rates, Net revenues in MC increased 3.6% compared to 2022, primarily due to growth in revenues for packaging and tissue grades, partially offset by decreases in Engineered Fabrics.
Gross Profit
MC delivered higher Gross profit in the three and six months ended June 30, 2023 as compared to the prior year, though it experienced some reduction in gross margin on account of increased input costs and lower overhead absorption.

Operating Income
Operating income decreased year-over-year, as the favorability in Gross profit was more than offset by higher STG&R expenses. Changes in currency translation rates had the effect of increasing STG&R by $2.4 million and $3.3 million for the three and six months ended June 30, 2023, respectively, as compared to the prior year.

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
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Net revenues	$114,906	$109,699	$230,780	$199,806
Gross profit	21,785	21,736	43,248	33,995
% of Net revenues	19.0%	19.8%	18.7%	17.0%
STG&R expenses	13,117	12,202	25,162	23,266
Operating income	8,668	9,535	18,086	10,730
Net Revenues
For the three months ended June 30, 2023, net revenues increased 4.7% compared to the prior year, driven by growth in LEAP programs. Excluding the effect of changes in currency translation rates, the increase in Net revenues was 3.8%.
For the six months ended June 30, 2023, net revenues in AEC increased 15.5%, primarily due to growth on LEAP, CH-53K, and JSF programs. Excluding the effect of changes in currency translation rates, the increase in Net revenues was 15.7%.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for the first six months of 2023 and 2022.
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
Gross Profit
For the three months ended June 30, 2023, Gross profit remained largely in line with the prior year, and as a percentage of revenues decreased from 19.8% in 2022 to 19.0% in 2023, driven by an unfavorable shift in program revenue mix, coupled with unfavorable changes in the estimated profitability of long-term contracts.
For the six months ended June 30, 2023, Gross profit increased $9.3 million and as a percentage of revenues increased from 17.0% in the prior year to 18.7% in 2023. The increase was driven by a significant growth in revenues in the first quarter of 2023, primarily on the CH-53K, LEAP and other commercial programs, with improved overhead absorption and reductions in raw material reserves as compared to 2022.
Operating Income
For the three months ended June 30, 2023, Operating income decreased $0.9 million, principally due to an increase in Selling, general, and research expenses, as described above.

For the six months ended June 30, 2023, Operating income increased $7.3 million, principally due to higher Net revenues and Gross profit, as described above, partially offset by higher Selling, general and Research expenses.
Changes in the estimated profitability of long-term contracts decreased operating income by $1.9 million for the second quarter of 2023 and decreased operating income $4.0 million for the first half of 2023. For the 2022 year, adjustments in the estimated profitability of long-term contracts increased operating income by $1.2 million in the second quarter and decreased operating income by $0.6 million for the first half of the year.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2023	2022
Net income	$53,912	$67,444
Depreciation and amortization	35,317	34,874
Changes in working capital (a)	(71,524)	(63,679)
Changes in other noncurrent liabilities and deferred taxes	(135)	(656)
Other operating items	(2,895)	(270)
Net cash provided by operating activities	14,675	37,713
Net cash used in investing activities	(34,971)	(36,025)
Net cash provided by financing activities	29,294	35,404
Effect of exchange rate changes on cash and cash equivalents	142	(18,258)
Increase in cash and cash equivalents	9,140	18,834
Cash and cash equivalents at beginning of year	291,776	302,036
Cash and cash equivalents at end of period	$300,916	$320,870
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Net cash provided by operating activities was $14.7 million in 2023, compared to $37.7 million in the same period last year. Such decrease was primarily due to AEC's investment in working capital, as we continue to execute on the expanded CH-53K scope of work and build-up inventory to position ourselves for ongoing demand on the LEAP program.
We deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, increase shareholder value, and position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. Net cash used in investing activities consisted of capital expenditures totaling $35.0 million and $36.0 million for the first six months of 2023 and 2022, respectively, comprised of both sustaining and return seeking projects. In the recent past, a portion of our capital expenditures consisted of investments to improve operational productivity, in addition to producing a meaningful impact on energy and resource efficiency.
Net cash provided by financing activities during 2023 was $29.3 million compared to $35.4 million in 2022. The decrease was, in part, due to the absence of share repurchases in the current year, which resulted in lower borrowings from the revolving credit facility.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks, but borrowings under such local facilities tend to be insignificant.
Under our $700 million unsecured Amended Credit Agreement, $487.0 million of borrowings were outstanding as of June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $301 million and available borrowings under our Amended Credit Agreement of $213 million, for a total liquidity of approximately $514 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to cover our operations and business needs over the next twelve months. For more information on the revolving credit agreement, see Note 13. Financial Instruments in the Notes to Consolidated Financial Statements.

As of June 30, 2023, $284 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $201 million at June 30, 2023, and are intended to remain indefinitely invested in foreign operations.
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

On June 14, 2023, the Company entered into an agreement to acquire Heimbach, a privately-held manufacturer of paper machine clothing and technical textiles located in Düren, Germany. The Company will acquire Heimbach for a purchase price of approximately €153 million, including net debt of approximately €21 million. Albany expects to fund the acquisition and acquisition-related costs using cash on hand. The transaction is subject to regulatory approvals and other customary closing conditions.

We have also returned cash to shareholders through dividends and share repurchases. During the first six months of 2023, we paid $15.6 million in dividends and had no share repurchases.
Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $5 million. There were no material changes in the Company’s off-balance sheet arrangements during 2023.

Non-GAAP Measures
This Form 10-Q contains certain non-GAAP measures that should not be considered in isolation or as a substitute for the related GAAP measures. Such non-GAAP measures include net revenues and percent change in net revenues, excluding the impact of currency translation effects; EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin; Net debt; Net leverage ratio; and Adjusted earnings per share (or Adjusted EPS). Management believes that these non-GAAP measures provide additional useful information to investors regarding the Company’s operational performance.
Presenting Net revenues and change in Net revenues, after currency effects are excluded, provides management and investors insight into underlying revenues trends. Net revenues, or percent changes in net revenues, excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period.
EBITDA (calculated as net income excluding interest, income taxes, depreciation and amortization), Adjusted EBITDA, and Adjusted EPS are performance measures that relate to the Company’s continuing operations. The Company defines Adjusted EBITDA as EBITDA excluding costs or benefits that are not reflective of the Company’s ongoing or expected future operational performance. Such excluded costs or benefits do not consist of normal, recurring cash items necessary to generate revenues or operate our business. Adjusted EBITDA margin represents Adjusted EBITDA expressed as a percentage of net revenues.
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

The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended June 30, 2023
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$53,726	$8,668	$(35,568)	$26,826
Interest expense/(income), net	—	—	3,106	3,106
Income tax expense	—	—	20,080	20,080
Depreciation and amortization expense	4,931	12,072	947	17,950
EBITDA (non-GAAP)	58,657	20,740	(11,435)	67,962
Restructuring expenses, net	125	—	—	125
Foreign currency revaluation (gains)/losses (a)	566	133	(4,185)	(3,486)
Acquisition/integration costs	—	271	363	634
Pre-tax (income) attributable to noncontrolling interest	—	(212)	—	(212)
Adjusted EBITDA (non-GAAP)	$59,348	$20,932	$(15,257)	$65,023

Three months ended June 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$54,861	$9,535	$(25,027)	$39,369
Interest expense/(income), net	—	—	3,933	3,933
Income tax expense	—	—	14,458	14,458
Depreciation and amortization expense	4,880	11,450	782	17,112
EBITDA (non-GAAP)	59,741	20,985	(5,854)	74,872
Restructuring expenses, net	(30)	—	2	(28)
Foreign currency revaluation (gains)/losses (a)	(1,816)	210	(7,271)	(8,877)
Acquisition/integration costs	—	269	—	269
Pre-tax (income) attributable to noncontrolling interest	—	(205)	—	(205)
Adjusted EBITDA (non-GAAP)	$57,895	$21,259	$(13,123)	$66,031

Six months ended June 30, 2023
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$102,690	$18,086	$(66,864)	$53,912
Interest expense/(income), net	—	—	6,396	6,396
Income tax expense	—	—	30,701	30,701
Depreciation and amortization expense	9,706	23,736	1,875	35,317
EBITDA (non-GAAP)	112,396	41,822	(27,892)	126,326
Restructuring expenses, net	145	—	—	145
Foreign currency revaluation (gains)/losses (a)	2,526	—	(4,125)	(1,599)
Acquisition/integration costs	—	540	363	903
Pre-tax (income) attributable to noncontrolling interest	—	(401)	—	(401)
Adjusted EBITDA (non-GAAP)	$115,067	$41,961	$(31,654)	$125,374

Six months ended June 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$104,505	$10,730	$(47,791)	$67,444
Interest expense/(income), net	—	—	7,542	7,542
Income tax expense	—	—	25,456	25,456
Depreciation and amortization expense	9,803	23,489	1,582	34,874
EBITDA (non-GAAP)	114,308	34,219	(13,211)	135,316
Restructuring expenses, net	213	—	13	226
Foreign currency revaluation (gains)/losses (a)	(759)	633	(11,011)	(11,137)
Dissolution of business relationships in Russia	1,787	—	781	2,568
Acquisition/integration costs	—	551	—	551
Pre-tax (income) attributable to noncontrolling interest	—	(457)	—	(457)
Adjusted EBITDA (non-GAAP)	$115,549	$34,946	$(23,428)	$127,067

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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended June 30, 2023 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$125	$31	$94	$0.00
Foreign currency revaluation (gains)/losses (a)	(3,486)	(1,034)	(2,452)	(0.08)
Withholding tax related to internal restructuring	—	(3,026)	3,026	0.10
Acquisition/integration costs	634	158	476	0.02

Three months ended June 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$(28)	$(4)	$(24)	$0.00
Foreign currency revaluation (gains)/losses (a)	(8,877)	(2,492)	(6,385)	(0.20)
Acquisition/integration costs	269	80	189	0.01

Six months ended June 30, 2023 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$145	$35	$110	$0.00
Foreign currency revaluation (gains)/losses (a)	(1,599)	(481)	(1,118)	(0.04)
Withholding tax related to internal restructuring	—	(3,026)	3,026	0.10
Acquisition/integration costs	903	235	668	0.02

Six months ended June 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$226	$69	$157	$0.01
Foreign currency revaluation (gains)/losses (a)	(11,137)	(3,135)	(8,002)	(0.25)
Dissolution of business relationships in Russia	2,568	332	2,236	0.07
Acquisition/integration costs	551	164	387	0.02

The following table contains the calculation of Adjusted EPS:

	Three months ended June 30,		Six months ended June 30,
Per share amounts (Basic)	2023	2022	2023	2022
Earnings per share (GAAP)	$0.86	$1.25	$1.72	$2.12
Adjustments, after tax:
Restructuring expenses, net	—	—	—	0.01
Foreign currency revaluation (gains)/losses (a)	(0.08)	(0.20)	(0.04)	(0.25)
Withholding tax related to internal restructuring	0.10	—	0.10	—
Acquisition/ integration costs	0.02	0.01	0.02	0.02
Dissolution of business relationships in Russia	—	—	—	0.07
Adjusted Earnings per share (non-GAAP)	$0.90	$1.06	$1.80	$1.97
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
The following table contains the calculation of net debt:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Current maturities of long-term debt	$—	$—	$—
Long-term debt	487,000	439,000	485,000
Total debt	487,000	439,000	485,000
Cash and cash equivalents	300,916	291,776	320,870
Net debt (non GAAP)	$186,084	$147,224	$164,130

Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates net leverage ratio by subtracting cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.

The calculation of net leverage ratio as of June 30, 2023 is as follows:

Total Company
	Twelve months ended	Six months ended		Trailing twelve months ended
(in thousands)	December 31, 2022	June 30, 2022	June 30, 2023	June 30, 2023 (non-GAAP) (b)
Net income/(loss) (GAAP)	$96,508	$67,444	$53,912	$82,976
Interest expense/(income), net	14,000	7,542	6,396	12,854
Income tax expense	35,472	25,456	30,701	40,717
Depreciation and amortization expense	69,049	34,874	35,317	69,492
EBITDA (non-GAAP)	215,029	135,316	126,326	206,039
Restructuring expenses, net	106	226	145	25
Foreign currency revaluation (gains)/losses (a)	(9,829)	(11,137)	(1,599)	(291)
Dissolution of business relationships in Russia	2,275	2,568	—	(293)
Pension settlement expense	49,128	—	—	49,128
IP address sales	(3,420)	—	—	(3,420)
Acquisition/integration costs	1,057	551	903	1,409
Pre-tax (income) attributable to noncontrolling interest	(817)	(457)	(401)	(761)
Adjusted EBITDA (non-GAAP)	$253,529	$127,067	$125,374	$251,836

(in thousands, except for net leverage ratio)	June 30, 2023
Net debt (non-GAAP)	186,084
Trailing twelve months Adjusted EBITDA (non-GAAP)	251,836
Net leverage ratio (non-GAAP)	0.74

(a) Foreign currency revaluation (gains)/losses represent unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies on the balance sheet date.

(b) Calculated as amounts incurred during the twelve months ended December 31, 2022, less those incurred during the six months ended June 30, 2022, plus those incurred during the six months ended June 30, 2023.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth above under Note 15. Commitments and Contingencies in Item 1, Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the addition of the risks below related to our proposed acquisition of Heimbach. For all other risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Failure to consummate the acquisition within the expected timeframe or at all could adversely impact the Company’s business, financial condition and results of operations.
On June 14, 2023 the Company entered into an agreement to acquire Heimbach, a privately-held manufacturer or paper machine clothing and technical textiles located in Düren, Germany. The transaction is subject to regulatory approvals and other customary closing conditions. If our planned acquisition of Heimbach is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the planned acquisition. Furthermore, if the planned acquisition is not completed and the agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price including costs incurred and time invested in the planned acquisition, which could have otherwise been devoted to our business or other opportunities, legal proceedings, negative publicity and disruptions to our business.
The completion of the acquisition is subject to the satisfaction or waiver of certain customary mutual closing conditions, including the absence of any injunction by any court or other tribunal of competent jurisdiction, or adoption of any law, that prohibits or makes the consummation of the acquisition illegal and the receipt of certain other regulatory approvals. The obligation of each party to consummate the acquisition is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate. There can be no assurance that these conditions will be satisfied in a timely manner or at all or that the acquisition will be completed.
If the acquisition is not completed, the Company’s ongoing business may be materially adversely affected and the Company would be subject to a number of risks, including the following:
•the Company may experience negative publicity, which could have an adverse effect on its ongoing operations including, but not limited to, retaining and attracting customers, suppliers, and other business partners;
•the Company would incur significant costs in future periods relating to the acquisition, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that the Company would not have undertaken other than to complete the acquisition; and
•the Company may be required to pay cash penalties as required under the Stock Purchase Agreement, which may require the Company to use available cash that would have otherwise been available for general corporate purposes or other uses and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with the Company or deter such third party from making a competing acquisition proposal.
If the acquisition is not consummated, the risks described above may materialize and they may have a material adverse effect on the Company’s business operations, financial condition, results of operations, and stock price, especially to the extent that the current market price of the Company’s common stock reflects an assumption that the acquisition will be completed.

We may fail to realize all of the anticipated benefits of the acquisition of Heimbach or those benefits may take longer to realize than expected
We are devoting significant management attention and resources to complete the acquisition and will continue to devote significant attention to integrating the business practices and operations of Heimbach upon completion of the acquisition. We may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits of the acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Heimbach could cause an interruption of, or loss of, momentum in our operations and could adversely affect our business, financial condition and results of operations.
Furthermore, the acquisition of Heimbach, may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include difficulty in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; difficulties in the integration of operations and systems, including pricing and marketing strategies; and difficulties in conforming standards, controls, procedures, financial reporting and accounting and other policies, business cultures and compensation structures.
Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the first six months of 2023.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the six months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
3(a)	Amended and Restated Certificate of Incorporation of Albany International Corp.
10.1
Amendment, dated as of June 23, 2023, to the Amended and Restated Credit Agreement, dated as of October 27, 2020, by and among Albany International Corp., Albany International Holding (Switzerland) AG, Albany International Europe GMBH, Albany International Canada Corp., the other borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10(m)(xx)	Form of Special Incentive Award Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
99.1	Quantitative and qualitative disclosures about market risks as reported at June 30, 2023.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: July 26, 2023	By	/s/ Robert D. Starr
Robert D. Starr Executive Vice President and Chief Financial Officer (Principal Financial Officer)