Form 10-Q
period 2023-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2023-11-06
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.2 million shares of Class A Common Stock outstanding as of October 15, 2023.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$281,106	$260,563	$824,325	$766,101
Cost of goods sold	179,271	160,070	520,468	473,411

Gross profit	101,835	100,493	303,857	292,690
Selling, general, and administrative expenses	51,975	36,873	147,214	119,325
Technical and research expenses	9,708	9,934	30,303	29,984
Restructuring expenses, net	82	42	227	268

Operating income	40,070	53,644	126,113	143,113
Interest expense/(income), net	3,653	3,794	10,049	11,336
Pension settlement expense	—	49,128	—	49,128
Other (income)/expense, net	56	(6,918)	(4,910)	(17,891)

Income before income taxes	36,361	7,640	120,974	100,540
Income tax expense/(benefit)	9,207	(3,183)	39,908	22,273

Net income	27,154	10,823	81,066	78,267
Net income attributable to the noncontrolling interest	45	129	396	635
Net income attributable to the Company	$27,109	$10,694	$80,670	$77,632

Earnings per share attributable to Company shareholders - Basic	$0.87	$0.34	$2.59	$2.47

Earnings per share attributable to Company shareholders - Diluted	$0.87	$0.34	$2.58	$2.46

Shares of the Company used in computing earnings per share:
Basic	31,185	31,111	31,163	31,416

Diluted	31,283	31,223	31,256	31,518

Dividends declared per Class A share	$0.25	$0.21	$0.75	$0.63
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$27,154	$10,823	$81,066	$78,267

Other comprehensive income/(loss), before tax:
Foreign currency translation	(15,131)	(38,971)	(4,509)	(79,841)
Reclassification of loss on pension settlement	—	42,657	—	42,657
Amortization of pension liability adjustments:
Prior service credit	(1,031)	(1,123)	(3,092)	(3,368)
Net actuarial loss	349	967	1,042	2,905
Payments and amortization related to interest rate swaps included in earnings	(3,990)	(106)	(10,891)	2,758
Derivative valuation adjustment	996	8,492	4,533	23,529

Income taxes related to items of other comprehensive income/(loss):
Reclassification of loss on pension settlement	—	(16,459)	—	(16,459)
Amortization of prior service credit	315	344	946	1,031
Amortization of net actuarial loss	(107)	(296)	(319)	(889)
Payments and amortization related to interest rate swaps included in earnings	1,009	(27)	2,755	(752)
Derivative valuation adjustment	(252)	(2,151)	(1,147)	(5,960)
Comprehensive income	9,312	4,150	70,384	43,878
Comprehensive income attributable to the noncontrolling interest	(99)	73	669	544
Comprehensive income attributable to the Company	$9,411	$4,077	$69,715	$43,334
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$171,506	$291,776
Accounts receivable, net	270,487	200,018
Contract assets, net	165,833	148,695
Inventories	180,991	139,050
Income taxes prepaid and receivable	6,402	7,938
Prepaid expenses and other current assets	61,155	50,962
Total current assets	856,374	838,439

Property, plant and equipment, net	566,974	445,658
Intangibles, net	44,636	33,811
Goodwill	177,398	178,217
Deferred income taxes	15,284	15,196
Noncurrent receivables, net	25,300	27,913
Other assets	104,284	103,021
Total assets	$1,790,250	$1,642,255

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$70,105	$69,707
Accrued liabilities	135,343	126,385
Current maturities of long-term debt	27,246	—
Income taxes payable	10,103	15,224
Total current liabilities	242,797	211,316

Long-term debt	463,339	439,000
Other noncurrent liabilities	141,620	108,758
Deferred taxes and other liabilities	20,861	15,638
Total liabilities	868,617	774,712

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $.001 per share; authorized 100,000,000 shares; 40,856,910 issued in 2023 and 40,785,434 in 2022	41	41
Additional paid in capital	446,470	441,540
Retained earnings	988,602	931,318
Accumulated items of other comprehensive income:
Translation adjustments	(151,177)	(146,851)
Pension and postretirement liability adjustments	(17,389)	(15,783)
Derivative valuation adjustment	12,957	17,707
Treasury stock (Class A), at cost; 9,661,845 shares in 2023 and 9,674,542 in 2022	(364,665)	(364,923)
Total Company shareholders' equity	914,839	863,049
Noncontrolling interest	6,794	4,494
Total equity	921,633	867,543
Total liabilities and shareholders' equity	$1,790,250	$1,642,255
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$81,066	$78,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,164	46,864
Amortization	4,614	5,044
Change in deferred taxes and other liabilities	(1,264)	(15,582)
Impairment of property, plant, equipment, and inventory	577	2,610
Non-cash interest expense	1,148	840
Non-cash portion of pension settlement expense	—	42,657
Compensation and benefits paid or payable in Class A Common Stock	5,189	3,282
Provision for credit losses from uncollected receivables and contract assets	641	885
Foreign currency remeasurement (gain) on intercompany loans	(4,704)	(6,629)
Fair value adjustment on foreign currency options	581	(409)

Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	(18,172)	(20,260)
Contract assets	(16,550)	(37,201)
Inventories	(293)	(24,895)
Prepaid expenses and other current assets	(3,030)	(2,733)
Income taxes prepaid and receivable	1,597	(2,179)
Accounts payable	(6,661)	5,081
Accrued liabilities	(16,454)	(12,624)
Income taxes payable	(5,810)	2,639
Noncurrent receivables	2,276	2,976
Other noncurrent liabilities	(3,602)	(5,960)
Other, net	2,499	4,634
Net cash provided by operating activities	73,812	67,307

INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(133,470)	—
Purchases of property, plant and equipment	(48,850)	(50,948)
Purchased software	(276)	(1,884)
Net cash used in investing activities	(182,596)	(52,832)

FINANCING ACTIVITIES
Proceeds from borrowings	71,249	145,000
Principal payments on debt	(51,479)	(48,000)
Principal payments on finance lease liabilities	—	(654)
Debt acquisition costs	(4,108)	—
Purchase of Treasury shares	—	(84,780)
Taxes paid in lieu of share issuance	(3,136)	(770)
Proceeds from options exercised	—	17
Dividends paid	(23,365)	(19,932)
Net cash used in financing activities	(10,839)	(9,119)

Effect of exchange rate changes on cash and cash equivalents	(647)	(30,910)

Decrease in cash and cash equivalents	(120,270)	(25,554)
Cash and cash equivalents at beginning of period	291,776	302,036
Cash and cash equivalents at end of period	$171,506	$276,482
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
On August 31, 2023, the Company completed the acquisition of Heimbach GmbH (“Heimbach”), a privately-held manufacturer of paper machine clothing and technical textiles, as further described in Note 17. Business Combination. The financial results of the acquired company are included in the Machine Clothing reportable segment.
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
AEC net sales to SAFRAN were $140.8 million and $125.4 million in the first nine months of 2023 and 2022, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $90.0 million and $80.8 million as of September 30, 2023 and December 31, 2022, respectively.
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

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net revenues
Machine Clothing	$166,588	$153,389	$479,027	$459,121
Albany Engineered Composites	114,518	107,174	345,298	306,980
Consolidated revenues	$281,106	$260,563	$824,325	$766,101
Operating income/(loss)
Machine Clothing	$50,710	$57,247	$153,400	$161,752
Albany Engineered Composites	9,374	9,958	27,460	20,688
Corporate expenses	(20,014)	(13,561)	(54,747)	(39,327)
Consolidated Operating income	$40,070	$53,644	$126,113	$143,113
Reconciling items:
Interest income	(1,826)	(965)	(4,770)	(2,463)
Interest expense	5,479	4,759	14,819	13,799
Pension settlement expense	—	49,128	—	49,128
Other (income)/expense, net	56	(6,918)	(4,910)	(17,891)
Income before income taxes	$36,361	$7,640	$120,974	$100,540
Third quarter results include newly acquired Heimbach for the period of ownership, which began September 1, 2023. Heimbach's impact on third quarter results is described in Note 17. Business Combination. This acquisition impacted MC third quarter results by increasing Net revenues by $15.6 million and reducing Operating income by $(0.5) million, which included depreciation expense on Property, plant, and equipment, net of $1.1 million, and amortization expense on Intangibles, net of $0.1 million.
Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts increased operating income by $0.9 million for the third quarter of 2023 and decreased operating income $4.1 million for the first nine months of 2023. Adjustments in the estimated profitability of long-term contracts increased operating income by $2.6 million and $2.0 million for the three and nine months ended September 30, 2022, respectively.

Index
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2023:

	Three months ended September 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$165,643	$945	$166,588

Albany Engineered Composites:
ASC	—	46,654	46,654
Other AEC	4,955	62,909	67,864
Total Albany Engineered Composites	4,955	109,563	114,518

Total revenues	$170,598	$110,508	$281,106
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2022:

	Three months ended September 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$152,490	$899	$153,389

Albany Engineered Composites:
ASC	—	41,463	41,463
Other AEC	5,819	59,892	65,711
Total Albany Engineered Composites	5,819	101,355	107,174

Total revenues	$158,309	$102,254	$260,563

The following table disaggregates revenue for each product group by timing of revenue recognition for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$476,194	$2,833	$479,027

Albany Engineered Composites:
ASC	—	138,603	138,603
Other AEC	14,259	192,436	206,695
Total Albany Engineered Composites	14,259	331,039	345,298

Total revenues	$490,453	$333,872	$824,325

Index
The following table disaggregates revenue for each product group by timing of revenue recognition for the nine months ended September 30, 2022:

	Nine months ended September 30, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$456,423	$2,698	$459,121

Albany Engineered Composites:
ASC	—	122,836	122,836
Other AEC	14,750	169,394	184,144
Total Albany Engineered Composites	14,750	292,230	306,980

Total revenues	$471,173	$294,928	$766,101

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Americas PMC	$84,405	$83,124	$261,937	$240,173
Eurasia PMC	64,493	49,828	164,771	157,751
Engineered Fabrics	17,690	20,437	52,319	61,197
Total Machine Clothing Net revenues	$166,588	$153,389	$479,027	$459,121

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $759 million and $600 million as of September 30, 2023 and 2022, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2023, we expect to recognize as revenue approximately $38 million during 2023, $146 million during 2024, $146 million during 2025, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/ (income) for the nine months ended September 30, 2023 and 2022, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost/(income):
Service cost	$986	$1,061	$45	$86
Interest cost	3,447	4,235	1,405	916
Expected return on assets	(3,063)	(5,099)	—	—
Amortization of prior service cost/(income)	(24)	(2)	(3,068)	(3,366)
Amortization of net actuarial loss	421	1,493	621	1,412
Net periodic benefit cost/(credit)	$1,767	$1,688	$(997)	$(952)
Settlement charge	—	49,128	—	—
Net benefit cost/(credit)	$1,767	$50,816	$(997)	$(952)
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the third quarter of 2022, we took actions to settle certain pension plan liabilities for a plan in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred during the current year. The above reflects the acquisition of Heimbach, as further described in Note 17. Business Combination.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Currency transaction (gains)/losses	$511	$(6,636)	$(3,622)	$(17,660)
Bank fees and amortization of debt issuance costs	49	76	140	252
Components of net periodic pension and postretirement cost other than service cost	(15)	(138)	(260)	(411)
Other	(489)	(220)	(1,168)	(72)
Total other (income)/expense, net	$56	$(6,918)	$(4,910)	$(17,891)

Other (income)/expense, net, included foreign currency related transactions which resulted in losses of $0.5 million and gains of $3.6 million in the three and nine months ended September 30, 2023, respectively, as compared to gains of $6.6 million and $17.7 million in the same period last year. During 2023, the Mexican Peso weakened during the third quarter, but was overall stronger during the nine months ended September 30, 2023, driving the foreign currency gain in the period. During 2022, the Euro remained weaker for the three and nine months ended September 30, 2022, resulting in a more significant foreign currency gain during those periods.

Index
5. Income Taxes
The following table presents components of income tax expense for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Income tax based on income from operations (1)	$10,731	$2,208	$35,698	$28,315
Provision for change in estimated tax rate	(119)	674	5	740
Income tax before discrete items	10,612	2,882	35,703	29,055
Discrete tax expense:
Exercise of U.S. stock options	—	(9)	—	(17)
Impact of amended tax returns	—	—	—	(98)
Reconciliation of prior year estimated taxes	(1,833)	(1,185)	(437)	(1,693)
Enacted tax legislation and rate change	—	—	313	—
Provision for/resolution of tax audits and contingencies, net	(602)	24	176	(116)
Impact of long range tax planning	—	—	(443)	—
Withholding tax related to internal restructuring	—	—	3,026	—
US Pension Settlement - Release of Residual Tax Effect	—	(5,217)	—	(5,217)
Impact of non-election of high tax exclusion under GILTI*	1,155	—	1,617	—
Other	(125)	322	(47)	359
Total income tax expense/(benefit)	$9,207	$(3,183)	$39,908	$22,273
(1) Income tax is calculated at estimated annualized effective tax rate of 29.5% and 28.9% for the three and nine months ended September 30, 2023 and 2022, respectively.
* Global Intangible Low-Taxed Income

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.
The Company's policy for releasing income tax effects from accumulated other comprehensive income is the specific identification approach, whereas these items are released to income tax expense when the individual items are disposed of, terminated or extinguished.
The Tax Cuts and Jobs Act lowered the U.S. corporate tax rate from 35% to 21% as of December 31, 2017, creating residual tax effects as a result of the remeasurement of deferred tax assets and liabilities originally established in other comprehensive income. As a result of the U.S. pension liability settlement (see Note 3, Pensions and Other Postretirement Benefit Plans), and consistent with the Company's policy, in the third quarter of 2022, the Company recorded a net tax benefit of $5.2 million for the release of the residual tax effects within other comprehensive income related to the U.S. pension settlement.

Index
6. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except market price and earnings per share)	2023	2022	2023	2022
Net income attributable to the Company	$27,109	$10,694	$80,670	$77,632

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,185	31,111	31,163	31,416
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	98	112	93	102

Weighted average number of shares used in calculating diluted net income per share	31,283	31,223	31,256	31,518

Net income attributable to the Company per share:
Basic	$0.87	$0.34	$2.59	$2.47
Diluted	$0.87	$0.34	$2.58	$2.46

7. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2022 to September 30, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications, net of tax	(4,326)	(183)	3,386	(1,123)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(8,136)	(8,136)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(1,423)	—	(1,423)
Net current period other comprehensive income	(4,326)	(1,606)	(4,750)	(10,682)
September 30, 2023	$(151,177)	$(17,389)	$12,957	$(155,609)

Index

The table below presents changes in the components of AOCI for the period from December 31, 2021 to September 30, 2022:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications, net of tax	(79,841)	—	17,569	(62,272)
Pension settlement expense, net of tax	—	26,198	—	26,198
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	2,006	2,006
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(321)	—	(321)
Net current period other comprehensive income	(79,841)	25,877	19,575	(34,389)
September 30, 2022	$(185,721)	$(12,613)	$17,961	$(180,373)

The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Other (income)/expense, net related to interest rate swaps included in Income before taxes	$(3,990)	$(106)	$(10,891)	$2,758
Income tax effect	1,009	(27)	2,755	(752)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(2,981)	$(133)	$(8,136)	$2,006

Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement expense	$—	$42,657	$—	$42,657
Amortization of prior service credit	(1,031)	(1,123)	(3,092)	(3,368)
Amortization of net actuarial loss	349	967	1,042	2,905
Total pretax amount reclassified (a)	(682)	42,501	(2,050)	42,194
Income tax effect	208	(16,411)	627	(16,317)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(474)	$26,090	$(1,423)	$25,877
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3. Pensions and Other Postretirement Benefit Plans).

Index
8. Noncontrolling Interests
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC ("ASC").
On August 31, 2023, the Company acquired all of the outstanding shares of Heimbach, a privately held manufacturer of paper machine clothing with headquarters in Düren, Germany. In July 2021, Heimbach acquired 85% of Arcari, SRL (“Arcari”). Arcari is a manufacturer of textile and plastic industrial technical products and conveyor belts. On the date of the acquisition, the fair value of the noncontrolling interest in Arcari was $1.6 million. For the month ended September 30, 2023, the net income/(loss) attributable to Arcari’s noncontrolling interest was less than $0.1 million and the noncontrolling interest balance at September 30, 2023 was $1.6 million.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Nine months ended September 30,
(in thousands, except percentages)	2023	2022
Net income of Albany Safran Composites (ASC)	$4,929	$7,320
Less: Return attributable to the Company's preferred holding	974	974
Net income of ASC available for common ownership	$3,955	$6,346
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$396	$635

Noncontrolling interest, beginning of year	$4,494	$3,638
Net income attributable to noncontrolling interest	396	635
Changes in other comprehensive income attributable to the noncontrolling interest	317	(91)
ASC Noncontrolling interest, end of interim period	$5,207	$4,182

Arcari Noncontrolling Interest
Net income of Arcari available for common ownership	$34	$—
Ownership percentage of noncontrolling shareholder	15%	—
Net income attributable to the noncontrolling interest	$5	$—

Noncontrolling interest, beginning of year	$—	$—
Initial equity related to Noncontrolling interest in Arcari	1,632	—
Net income attributable to noncontrolling interest	5	—
Changes in other comprehensive income attributable to the noncontrolling interest	(50)	—
Arcari Noncontrolling interest, end of interim period	$1,587	$—

Total Noncontrolling interest, end of interim period	$6,794	$4,182

Index
9. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2023 and December 31, 2022, Accounts receivable consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Trade and other accounts receivable	$256,852	$179,676
Bank promissory notes	19,286	23,439
Allowance for expected credit losses	(5,651)	(3,097)
Accounts receivable, net	$270,487	$200,018

On August 31, 2023, the Company acquired all of the outstanding shares of Heimbach, which resulted in an increase of $52.7 million to Accounts receivable, based on preliminary fair values at the date of acquisition.

The Company has Noncurrent receivables in the AEC segment that represent revenue earned, which has extended payment terms. The Noncurrent receivables will be invoiced to the customer over a 10-year period, which began in 2020. As of September 30, 2023 and December 31, 2022, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Noncurrent receivables	$25,427	$28,053
Allowance for expected credit losses	(127)	(140)
Noncurrent receivables, net	$25,300	$27,913

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
As of September 30, 2023 and December 31, 2022, Contract assets and Contract liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Contract assets	$166,666	$149,443
Allowance for expected credit losses	(833)	(748)
Contract assets, net	$165,833	$148,695

Contract liabilities	$3,645	$15,176

Contract assets, net increased $17.1 million during the nine months ended September 30, 2023. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, in excess of the amounts billed to customers for contracts that were in a contract asset position. There were no impairment losses related to our Contract assets during the nine months ended September 30, 2023 and September 30, 2022.
Contract liabilities decreased $11.5 million during the nine months ended September 30, 2023, primarily due to revenue recognized from satisfied performance obligations exceeding amounts invoiced to customers that were in a

Index
contract liability position. Revenue recognized for the nine months ended September 30, 2023 and 2022 that was included in the Contract liability balance at the beginning of the year was $14.4 million and $5.0 million, respectively.

11. Inventories
Costs included in inventories are raw materials, labor, supplies and allocable depreciation and overhead. Raw material inventories are valued on an average cost basis. Other inventory cost elements are valued at cost, using the first-in, first-out method. The Company writes down the inventories for estimated obsolescence and to lower of cost or net realizable value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related write-down represents the new cost basis of such inventories.
As of September 30, 2023 and December 31, 2022, Inventories consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$84,835	$74,631
Work in process	71,446	50,516
Finished goods	24,710	13,903
Total inventories	$180,991	$139,050

On August 31, 2023, the Company acquired all of the outstanding shares of Heimbach, which resulted in an increase of $41.5 million to Inventories, based on preliminary fair values at the date of acquisition.

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
To determine fair value, we utilize two market-based approaches and an income approach. Under the market-based approaches, we utilize information regarding the Company, as well as publicly available industry information, to determine earnings multiples and revenue multiples. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.
On August 31, 2023, the Company acquired Heimbach. The assets acquired include intangible assets of $14.5 million consisting of the Heimbach trade name and developed technology. The preliminary fair value of the Heimbach trade name of $6.0 million is considered an indefinite-lived asset. The preliminary fair value of the developed technology of $8.5 million is being amortized over 9 years. There was no excess purchase price over the fair value and therefore, there was no goodwill reported as part of the acquisition. See Note 17. Business Combination for additional information.

Index
13. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the acquisition of Heimbach.
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	September 30, 2023	December 31, 2022
Borrowings under the Amended Credit Agreement(1)	$461,000	$439,000
Foreign bank debt	29,585	—
Total bank debt	490,585	439,000
Less: Current maturities of long-term debt	27,246	—
Long-term debt	$463,339	$439,000

(1) the credit facility matures in August 2028. At the end of the September 30, 2023 and December 31, 2022, the interest rate in effect was 3.60% and 3.16%, respectively, including the effect of interest rate hedging transactions, as described below.

Amended Credit Agreement
On August 16, 2023, we entered into a $800 million unsecured committed Five-Year Revolving Credit Facility Agreement (the “Amended Credit Agreement”), which amended and restated the prior $700 million committed Four-Year Revolving Credit Facility Agreement, entered into on October 27, 2020 (the “Prior Agreement”). The Amended Credit Agreement contains customary terms, as well as affirmative covenants, negative covenants and events of default that are substantially comparable to those in the Prior Agreement. The Borrowings are guaranteed by certain of the Company's subsidiaries, including all significant U.S. subsidiaries (subject to certain exceptions), as were borrowings under the Prior Agreement.
On June 23, 2023, we entered into the first Amendment to the Prior Agreement to replace the LIBOR-based reference interest rate option with a reference interest rate option based on the Term Secured Overnight Financing Rate ("Term SOFR") plus an applicable credit spread adjustment (subject to a minimum floor of 0.00%). The Amendment did not make any other material changes to the terms and conditions of the Prior Agreement, including the representations and warranties, events of default, affirmative and negative covenants. These amendments are also reflected in the Amended Credit Agreement.
The applicable interest rate for borrowings under the Amended Credit Agreement is based on Term SOFR plus a spread, which is based on our leverage ratio (as defined in the Amended Credit Agreement) at the time of a borrowing as follows:

Leverage Ratio	Commitment Fee	ABR Spread	Term Benchmark/ Daily Simple SOFR Spread
<1.00:1.00	0.275%	0.500%	1.500%
≥ 1.00:1.00 and < 2.00:1.00	0.300%	0.625%	1.625%
≥ 2.00:1.00 and < 3.00:1.00	0.325%	0.750%	1.750%
≥ 3.00:1.00	0.350%	1.000%	2.000%
As of September 30, 2023, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR plus the spread, which was 1.625%.
As of September 30, 2023, there was $461 million of borrowings outstanding under the Amended Credit Agreement. As of September 30, 2023, we had borrowings available of $339 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary terms including affirmative covenants, negative covenants and events of default. Under the Amended Credit Agreement, we are required to maintain a leverage ratio (as defined in the Credit Agreement) of not greater than 3.75 to 1.00, or 4.25 to 1.00 after a significant acquisition. We are also required to maintain a minimum interest coverage ratio (as defined in the Credit Agreement) of greater than 3.00 to 1.00.
As of September 30, 2023, our leverage ratio was 1.48 to 1.00 (as defined in the Amended Credit Agreement) and our interest coverage ratio was 13.95 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, then we are restricted in

Index
paying dividends to a maximum amount of $40 million in a calendar year. As of September 30, 2023, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
The borrowings are guaranteed by certain of the Company’s subsidiaries as defined in the Amended Credit Agreement. Our ability to borrow additional amounts under the Amended Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Amended Credit Agreement).
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness, drawn under the Prior Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we paid the fixed rate of 0.838% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in Accounting Standards Codification (“ASC”) 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark. As a result of the amendments, we will pay a fixed blended rate of 0.7683% (plus a credit spread adjustment as defined in the Swap Agreements) through October 27, 2024 on $350 million of borrowings under the Amended Credit Agreement and the counterparties will pay a floating rate based on the one-month term SOFR at each monthly calculation date, which on September 18, 2023 was 5.33%. The effective date of the amended Swap agreements was July 17, 2023. As of September 18, 2023, the all-in-rate on the $350M of debt was 2.51%.
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
Assumed Foreign Bank Debt
On August 31, 2023, the Company acquired Heimbach. The Company assumed Heimbach’s bank debt in the amount of $32.7 million. The bank debt is held by several European financial institutions, with fixed interest rates ranging from 0.9% to 2.93% and maturity dates ranging from September 25, 2023 to June 30, 2031. Certain bank agreements allowed for the repayment of the debt upon demand by certain financial institutions in the event of a change in control. Some or all of the assumed bank debt could become due upon notification by any of the financial institutions before the maturity date of the bank agreements. At September 30, 2023, the foreign debt assumed was $29.6 million, of which $27.2 million was classified as Current maturities on long-term debt.

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
We had no Level 3 financial assets or liabilities at September 30, 2023 or at December 31, 2022.

Index
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2023		December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$19,596	$—	$6,533	$—
Foreign currency option contracts	—	1,465	—	1,788
Other Assets:
Common stock of unaffiliated foreign public company (a)	623	—	602	—
Interest rate swaps	—	17,314	—	23,605
Liabilities
Foreign currency forward contracts	—	(267)	—	—
(a)Original cost basis $0.5 million.

Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in ASC 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark (See Note 13. Financial Instruments for additional information). As of September 30, 2023, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(10.9) million for the nine months ended September 30, 2023, and $2.8 million for the nine months ended September 30, 2022.
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
When exercised, the foreign currency instruments are net-settled with the same financial institution that bought or sold them. For all positions, whether options or forward contracts, there is a risk from the possible inability of the financial institution to meet the terms of the contracts and the risk of unfavorable changes in interest and currency rates, which may reduce the value of the instruments. We seek to mitigate risk by evaluating the creditworthiness of counterparties and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.

Index
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$704	$(28)	$581	$(409)

15. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,604 claims as of September 30, 2023.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
As of December 31, 2022	3,609	43	32	3,598	$125
As of September 30, 2023	3,598	11	17	3,604	$74
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2023, we had resolved, by means of settlement or dismissal, 38,035 claims at a total cost of $10.7 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,690 claims as of September 30, 2023, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

16. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2022 to September 30, 2023:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2022	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	26,889	—	—	—	197	27,086
Compensation and benefits paid or payable in shares	58	—	378	—	—	—	—	—	378
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,792)	—	—	—	—	(7,792)
Cumulative translation adjustments	—	—	—	—	13,881	—	—	238	14,119
Pension and postretirement liability adjustments	—	—	—	—	(916)	—	—	—	(916)
Derivative valuation adjustment	—	—	—	—	(2,902)	—	—	—	(2,902)
March 31, 2023	40,842	$41	$441,917	$950,415	$(134,864)	9,675	$(364,923)	$4,929	$897,515
Net income	—	—	—	26,672	—	—	—	154	26,826
Compensation and benefits paid or payable in shares	—	—	811	—	—	—	—	—	811
Shares issued to Directors'	—	—	828	—	—	(12)	258	—	1,086
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,795)	—	—	—	—	(7,795)
Cumulative translation adjustments	—	—	—	—	(2,568)	—	—	179	(2,389)
Pension and postretirement liability adjustments	—	—	—	—	(724)	—	—	—	(724)
Derivative valuation adjustment	—	—	—	—	389	—	—	—	389
June 30, 2023	40,842	$41	$443,556	$969,292	$(137,767)	9,663	$(364,665)	$5,262	$915,719
Net income	—	—	—	27,109	—	—	—	45	27,154
Compensation and benefits paid or payable in shares	15	—	2,914	—	—	(1)	—	—	2,914
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,799)	—	—	—	—	(7,799)
Initial equity related to Noncontrolling interest in Arcari	—	—	—	—	—	—	—	1,632	1,632
Cumulative translation adjustments	—	—	—	—	(15,639)	—	—	(145)	(15,784)
Pension and postretirement liability adjustments	—	—	—	—	34	—	—	—	34
Derivative valuation adjustment	—	—	—	—	(2,237)	—	—	—	(2,237)
September 30, 2023	40,857	$41	$446,470	$988,602	$(155,609)	9,662	$(364,665)	$6,794	$921,633

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2021 to September 30, 2022:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2021	40,760	$41	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	27,737	—	—	—	338	28,075
Compensation and benefits paid or payable in shares	21	—	745	—	—	—	—	—	745
Options exercised	—	—	7	—	—	—	—	—	7
Purchase of Treasury shares (a)	—	—	—	—	—	515	(43,937)	—	(43,937)
Dividends declared on Class A Common Stock, $0.21 per share	—	—	—	(6,661)	—	—	—	—	(6,661)
Cumulative translation adjustments	—	—	—	—	(1,730)	—	—	56	(1,674)
Pension and postretirement liability adjustments	—	—	—	—	74	—	—	—	74
Derivative valuation adjustment	—	—	—	—	10,018	—	—	—	10,018
March 31, 2022	40,781	$41	$437,748	$884,133	$(137,622)	9,180	$(324,080)	$4,032	$864,252
Net income	—	—	—	39,201	—	—	—	168	39,369
Compensation and benefits paid or payable in shares	4	—	902	—	—	—	—	—	902
Shares issued to Directors'	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (a)	—	—	—	—	—	508	(41,128)	—	(41,128)
Dividends declared on Class A Common Stock, $0.21 per share	—	—	—	(6,529)	—	—	—	—	(6,529)
Cumulative translation adjustments	—	—	—	—	(39,661)	—	—	(91)	(39,752)
Pension and postretirement liability adjustments	—	—	—	—	234	—	—	—	234
Derivative valuation adjustment	—	—	—	—	3,349	—	—	—	3,349
June 30, 2022	40,785	$41	$439,450	$916,805	$(173,700)	9,675	$(364,923)	$4,109	$821,782
Net income	—	—	—	10,694	—	—	—	129	10,823
Compensation and benefits paid or payable in shares	—	—	835	—	—	—	—	—	835
Options exercised	—	—	10	—	—	—	—	—	10
Dividends declared on Class A Common Stock, $0.21 per share	—	—	—	(6,533)	—	—	—	—	(6,533)
Cumulative translation adjustments	—	—	—	—	(38,450)	—	—	(56)	(38,506)
Pension and postretirement liability adjustments	—	—	—	—	(629)	—	—	—	(629)
Settlement of certain pension liabilities	—	—	—	—	26,198	—	—	—	26,198
Derivative valuation adjustment	—	—	—	—	6,208	—	—	—	6,208
September 30, 2022	40,785	$41	$440,295	$920,966	$(180,373)	9,675	$(364,923)	$4,182	$820,188
(a)In October 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. During the nine months ended September 30, 2022, the Company repurchased 1,022,717 shares totaling $85.1 million. The Company did not repurchase shares during the nine months ended September 30, 2023.

17. Business Combination
On August 31, 2023, the Company acquired all of the outstanding shares of Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. Heimbach is a global supplier of paper machine clothing for the production of all grades of paper and cardboard on all machine types as well as high-tech textile products used in a variety of sectors, such as the food processing, chemicals, construction materials and automotive industries. Heimbach is now a division under the MC segment. The Paper Machine Clothing ("PMC") industry has attractive dynamics and the acquisition of Heimbach provides increased scale and complementary technology that further drives the Machine Clothing segment's differentiated manufacturing, sales and service network.
The acquisition was funded using cash on-hand. The following table summarizes the total consideration paid, excluding debt assumed, for the acquisition of Heimbach:

(in thousands)	August 31, 2023
Cash consideration	$145,816
Indemnity release	(1,750)
Total consideration paid	$144,066

The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations.

The assets acquired and the liabilities assumed were recorded based on their preliminary fair values at the date of acquisition as follows:

(in thousands)	August 31, 2023
Assets acquired:
Cash and cash equivalents	$12,347
Accounts receivables	52,704
Inventories	41,538
Property, plant and equipment	126,057
Other intangible assets	14,464
Other current assets	7,452
Other noncurrent assets	6,694
Total assets acquired	$261,256

Liabilities assumed:
Assumed debt	$32,700
Accounts payable	8,243
Accrued liabilities	27,257
Other noncurrent liabilities	36,313
Income taxes payable	288
Deferred tax liabilities	10,757
Total liabilities assumed	$115,558

Net assets acquired	$145,698
Noncontrolling interest	$(1,632)
Total consideration	$144,066

For the three and nine months ended September 30, 2023, the Company incurred acquisition related costs of $1.6 million and $2 million, respectively. These costs are included in Selling, general and administrative expenses in the Consolidated statements of income.
The preliminary fair values of the property, plant and equipment of $126.1 million were determined using the cost-approach and a market-approach because the selected approaches were appropriate for the valuation analysis and sufficient information was available for their use. The Company recorded $1.1 million of depreciation expense for the three and nine months ended September 30, 2023.

The preliminary fair values of the identifiable intangible assets totaling $14.5 million, consisting of the Heimbach trade name and developed technology, was determined using the income approach, specifically, a relief from royalty method. The fair value of the trade name was $6.0 million and is considered an indefinite-lived asset because of Heimbach's rich brand heritage and customer service to the paper machine clothing industry dating back to 1811. The fair value of the developed technology was $8.5 million and includes intellectual property-related technologies as well as know-how developed by Heimbach; and is being amortized over its economic period of benefit, which is 9 years. This amortization period represents the estimated useful life of the asset. The Company recorded $0.1 million of intangible amortization for the three and nine months ended September 30, 2023.

The preliminary fair values of the assets acquired includes $3.2 million and $0.1 million of operating and finance lease right-of-use assets, respectively. The preliminary fair values of the liabilities assumed includes $3.2 million and $0.1 million of operating and finance lease liabilities, respectively, of which, $1.1 million and $0.1 million of operating and finance lease liabilities, respectively, are current liabilities.

Debt assumed included $32.7 million aggregate outstanding amount of bank debt with several European financial institutions with fixed interest rates ranging from 0.9% to 2.93% and maturity dates ranging from September 25, 2023 to June 30, 2031. Bank agreements allowed for the repayment of the debt upon demand by certain financial institutions in the event of a change in control. Some of the assumed bank debt may become due upon notification by those financial institutions before the maturity date of the bank agreements. At September 30, 2023, the foreign debt assumed was $29.6 million, of which $27.2 million was classified as Current maturities on long-term debt.

The preliminary fair value of the liabilities assumed include $35.3 million of pension liabilities for various defined benefit plans.

Heimbach's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on August 31, 2023. Heimbach contributed $15.6 million of revenue and a $(0.5) million operating loss for the period ended September 30, 2023.

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
There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:
•Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions, including higher interest rates, inflationary pressures, the effects of another COVID-19 outbreak, or other similar outbreaks, for an extended period of time;

•Across the entire Company, increasing labor, raw material, energy, and logistics costs due to supply chain constraints and inflationary pressures commodities have adversely impacted profit margins. These challenges have only increased as a result of the ongoing Russia-Ukraine war and the escalating conflicts in regions of the Middle East;

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

•Failure to adequately integrate Heimbach into our business systems and processes within the expected timeframe or, failure to or delayed realization of anticipated benefits of the acquisition could adversely impact the Company’s business, financial condition and results of operations, as further described in Item 1A. Risk Factors; and

•Other risks and uncertainties detailed in this report and other periodic reports.
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

The MC segment is the Company’s long-established core business and primary generator of cash. While it has been negatively impacted by declines in publication grades in the Company’s traditional markets, there has been some offsetting effect due to growth in demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We feel we are well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which our products are sold are expected to have low levels of growth and we face pricing pressures in all markets. Despite these market pressures on revenue, the MC business retains the potential for maintaining stable earnings in the future. MC has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost-reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality. On August 31, 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. See Note 17, Business Combination for additional information.

The AEC segment provides significant longer term growth potential for the Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group ("SAFRAN") and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net revenues in 2022. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35 joint strike fighter, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787, and vacuum waste tanks for Boeing 7-Series aircraft. AEC is actively engaged in research to develop new applications in both commercial, space, and defense aircraft engine and airframe markets. For the year ended December 31, 2022, approximately 46 percent of AEC revenues were related to U.S. government contracts or programs.

Consolidated Results of Operations
Net revenues
The following table summarizes our Net revenues by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2023	2022	% Change	2023	2022	% Change
Machine Clothing	$166,588	$153,389	8.6%	$479,027	$459,121	4.3%
Albany Engineered Composites	114,518	107,174	6.9%	345,298	306,980	12.5%
Total	$281,106	$260,563	7.9%	$824,325	$766,101	7.6%

The following tables provide a comparison of 2023 Net revenues, excluding currency translation effects, to 2022 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q3 2023	Increase due to changes in currency translation rates	Q3 2023 revenues on same basis as Q3 2022 currency translation rates	Net revenues as reported, Q3 2022	% Change compared to Q3 2022, excluding currency rate effects
Machine Clothing	$166,588	$662	$165,926	$153,389	8.2%
Albany Engineered Composites	114,518	1,275	113,243	107,174	5.7%
Total	$281,106	$1,937	$279,169	$260,563	7.1%

(in thousands, except percentages)	Net revenues as reported, YTD 2023	(Decrease)/ increase due to changes in currency translation rates	YTD 2023 revenues on same basis as 2022 currency translation rates	Net revenues as reported, YTD 2022	% Change compared to 2022, excluding currency rate effects
Machine Clothing	$479,027	$(3,684)	$482,711	$459,121	5.1%
Albany Engineered Composites	345,298	851	344,447	306,980	12.2%
Total	$824,325	$(2,833)	$827,158	$766,101	8.0%

Three month comparison
Net revenues increased 7.9% compared to the same period in 2022. Changes in currency translation rates had the effect of increasing Net revenues $1.9 million. MC's Net revenues increased 8.6% compared to the third quarter of 2022, driven by Heimbach Net revenues of $15.6 million and, to a lesser extent, higher Net revenues in tissue and packaging grades, more than offset by lower Net revenues in pulp and engineered fabrics. AEC's Net revenues increased 6.9%, primarily driven by growth on LEAP programs, the Boeing Frames program and other commercial programs, offset by lower CH-53K sales.

Nine month comparison
Changes in currency translation rates had the effect of decreasing Net revenues by $2.8 million, driven by a weaker Renminbi as compared to 2022. Excluding the effect of changes in currency translation rates:
•Net revenues increased 8.0% compared to the same period in 2022.
•Net revenues in MC increased 5.1% compared to the first nine months of 2022, primarily due to the contribution of Heimbach Net revenues of $15.6 million and growth in revenues for packaging and tissue grades, partially offset by decreases in Engineered Fabrics.
•Net revenues in AEC increased 12.2%, primarily due to growth on LEAP programs.

Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Machine Clothing	$79,257	$79,232	$238,031	$237,434
Albany Engineered Composites	22,578	21,261	65,826	55,256
Total	$101,835	$100,493	$303,857	$292,690
% of Net revenues	36.2%	38.6%	36.9%	38.2%
Three month comparison
The increase in 2023 Gross profit, as compared to the same period last year, was driven by higher sales in both segments. Gross profit as a percentage of revenues:
•MC's gross profit margin decreased from 51.7% in 2022 to 47.6% in 2023, driven by lower margins at Heimbach, in addition to higher input costs due to the inflationary environment and lower overhead absorption.

•AEC's gross profit margin remained largely in line with the prior year, decreasing slightly from 19.8% in 2022 to 19.7% in 2023, driven by an unfavorable shift in program revenue mix. Favorable changes in the estimated profitability of long-term contracts increased operating income by $0.9 million in 2023; however, in 2022, favorable changes were more significant, increasing operating income by $2.6 million.
Nine month comparison
The increase in Gross profit during the first nine months of 2023, as compared to the same period in 2022, was driven by the following:
•MC's gross profit margin decreased from 51.7% in 2022 to 49.7% in 2023, driven by lower margins at Heimbach, in addition to increased input costs, mainly due to the inflationary environment, and lower overhead absorption.
•AEC's Gross profit increased $10.6 million and, as a percentage of revenues, increased from 18.0% in the prior year to 19.1% in 2023. The increase in gross profit was driven by growth in revenues during 2023, primarily on LEAP programs and other commercial programs, with improved overhead absorption and reductions in raw material reserves as compared to 2022. In addition, gross profit margin increased as a result of improved overhead absorption and the absence of a $2 million raw material reserve on damaged inventory, as compared to prior year.
Selling, Technical, General, and Research ("STG&R")
The following table summarizes STG&R expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Machine Clothing	$28,465	$21,941	$84,404	$75,427
Albany Engineered Composites	13,204	11,302	38,366	34,568
Corporate expenses	20,014	13,564	54,747	39,314
Total	$61,683	$46,807	$177,517	$149,309
% of Net revenues	21.9%	18.0%	21.5%	19.5%
Three month comparison
Consolidated STG&R expenses increased 31.8% as compared to 2022, and as a percentage of revenues increased from 18.0% in 2022 to 21.9% in 2023.
•In MC, changes in currency translation rates had the effect of increasing STG&R by $2.3 million over the prior year. The addition of Heimbach, combined with increases in customer credit loss reserves, contributed to higher STG&R expenses as compared to 2022.
•In AEC, Selling and general expenses increased $1.9 million, primarily driven by increased incentive compensation and personnel-related costs.
•Corporate STG&R expenses increased $6.4 million, principally due to acquisition-related expenses, the vesting of retirement compensation costs for the former CEO, and higher personnel-related costs.

Nine month comparison
The overall increase in STG&R expenses in the first nine months of 2023, compared to the same period in 2022, was due to the net effect of the following:
•In MC, changes in currency translation rates had the effect of increasing STG&R by $5.6 million over the prior year. The addition of Heimbach, combined with increases in travel and related expenses, contributed to higher STG&R expenses as compared to 2022.
•In AEC, Selling and general expenses increased $2.2 million due to higher incentive compensation and personnel-related costs, and $0.5 million related to investments in business development, including increases in marketing and trade show activities.
•Corporate STG&R expenses increased $15.4 million principally due to higher professional fees, acquisition-related expenses, vesting of retirement compensation costs for the former CEO, and higher personnel-related costs.

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit and STG&R expenses, Operating income was affected by restructuring expense, net, of $0.1 million in the third quarter, and $0.2 million in the nine months ended September 30, 2023, and was related primarily to the winding down of restructuring actions taken in prior periods.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Machine Clothing	$50,710	$57,247	$153,400	$161,752
Albany Engineered Composites	9,374	9,958	27,460	20,688
Corporate expenses	(20,014)	(13,561)	(54,747)	(39,327)
Total	$40,070	$53,644	$126,113	$143,113
Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$3,653	$3,794	$10,049	$11,336
Pension settlement expense	—	49,128	—	49,128
Other (income)/expense, net	56	(6,918)	(4,910)	(17,891)
Income tax expense	9,207	(3,183)	39,908	22,273
Net income attributable to the noncontrolling interest	45	129	396	635
Interest expense/(income), net
Interest expense/(income), net, decreased over the prior year as a result of higher interest earned on Cash and cash equivalents, in addition to decreased interest expense on finance leases. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.
Pension settlement expense
In the third quarter of 2022, the Company took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred in the current year.
Other (income)/expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in expense of $0.5 million in the three months ended September 30, 2023, as compared to gains of $6.6 million in the same period last year, and resulted in gains of $3.6 million in the nine months ended September 30, 2023, as compared to gains of $17.7 million in the same period last year. During 2023, the Mexican Peso weakened during the third quarter, but was overall stronger during the nine months ended September 30, 2023, driving the foreign currency gain in the period. During 2022, the Euro remained weaker for the three and nine months ended September 30, 2022, resulting in a more significant foreign currency gain during those periods.
Income Tax expense/(benefit)
The Company has operations that constitute a taxable presence in 22 countries outside of the United States. The majority of these countries had income tax rates that were above the United States federal tax rate of 21 percent during the periods reported. The jurisdictional location of earnings is a significant component of our effective tax rate each year. The rate impact of this component is influenced by the specific location of non-U.S. earnings and the level of our total earnings. From period to period, the jurisdictional mix of earnings can vary as a result of operating fluctuations in the normal course of business, as well as the extent and location of other income and expense items, such as pension settlement and restructuring charges.
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the third quarter of 2023 was 25.3%, higher compared to (41.6%) for the same period in 2022, mainly due to favorable discrete tax adjustments in the prior period. For the first nine months of 2023, the Company's effective tax rate was 33.0%, higher compared to 22.2% for the same period in 2022, mainly due to favorable discrete tax adjustments in the prior year. For more information, see Note 5. Income Taxes in the Notes to the Consolidated Financial Statements.

Segment Results of Operations
Machine Clothing Segment
Machine Clothing is our largest business segment and accounted for 58% of our consolidated revenues during the first nine months of 2023. MC products are purchased primarily by manufacturers of paper and paperboard. We believe we are well-positioned in these markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Technological advances in paper machine clothing, while contributing to the papermaking efficiency of customers, have lengthened the useful life of many of our products and had an adverse impact on overall paper machine clothing demand.
The Company’s manufacturing and product platforms position us well to meet these shifting demands across product grades and geographic regions. Our strategy for meeting these challenges continues to be to grow share in all markets, with new products and technology and selective business acquisitions, and to maintain and grow our manufacturing footprint to align with global demand, while we offset the effects of inflation through continuous productivity improvement. On August 31, 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany, which is expected to enhance the Company's scale and geographic footprint, provide complementary technology, and create a differentiated manufacturing, sales and service network.
Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Net revenues	$166,588	$153,389	$479,027	$459,121
Gross profit	79,257	79,232	238,031	237,434
% of Net revenues	47.6%	51.7%	49.7%	51.7%
STG&R expenses	28,465	21,941	84,404	75,427
Operating income	50,710	57,247	153,400	161,752
Net Revenues
Three month comparison
Net revenues increased by 8.6%. Changes in currency translation rates, driven by a stronger Euro, offset in part by a weaker Renminbi, had the effect of increasing third quarter 2023 revenues by $0.7 million. Excluding the effect of changes in translation rates, Net revenues in MC increased 8.2% compared to the third quarter of 2022, driven by higher Net revenues in tissue and packaging grades and the contribution of $15.6 million of revenues from the Heimbach acquisition.
Nine month comparison
Net revenues increased by 4.3%. Changes in currency translation rates, driven by a weaker Renminbi, had the effect of decreasing 2023 revenues by $3.7 million compared to the same period in 2022. Excluding the effect of changes in currency translation rates, Net revenues in MC increased 5.1% compared to 2022, primarily due to growth in revenues for tissue and packaging grades and the contribution of $15.6 million of revenues from the Heimbach acquisition.
Gross Profit
MC delivered steady Gross profit in the three and nine months ended September 30, 2023, in line with prior year performance, though it experienced some reduction in gross margin on account of higher input costs and lower overhead absorption.

Operating Income
Operating income decreased year-over-year, due to higher STG&R expenses. Changes in currency translation rates had the effect of increasing STG&R by $2.3 million and $5.6 million for the three and nine months ended September 30, 2023, as compared to the prior year. The addition of Heimbach, combined with increases in customer credit loss reserves, contributed to higher STG&R expenses as compared to 2022.
The acquisition of Heimbach impacted MC's third quarter results by reducing Operating income $0.5 million, which included an incremental Cost of goods sold charge related to the acquisition step-up of inventory balances, and also included Depreciation expense on Property, plant, and equipment, net of $1.1 million, and amortization expense on Intangibles, net of $0.1 million.
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
Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Net revenues	$114,518	$107,174	$345,298	$306,980
Gross profit	22,578	21,261	65,826	55,256
% of Net revenues	19.7%	19.8%	19.1%	18.0%
STG&R expenses	13,204	11,302	38,366	34,568
Operating income	9,374	9,958	27,460	20,688
Net Revenues
For the three months ended September 30, 2023, Net revenues increased 6.9% compared to the prior year, driven by growth on LEAP programs and other commercial programs. Excluding the effect of changes in currency translation rates, the increase in Net revenues was 5.7%.
For the nine months ended September 30, 2023, Net revenues in AEC increased 12.5%, primarily due to growth on LEAP programs. Excluding the effect of changes in currency translation rates, the increase in Net revenues was 12.2%.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for the first nine months of 2023 and 2022.
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

Gross Profit
For the three months ended September 30, 2023, Gross profit increased $1.3 million as compared to the same period last year, and as a percentage of revenues decreased from 19.8% in 2022 to 19.7% in 2023, driven by an unfavorable shift in program revenue mix, coupled with $1.7 million of less favorable changes in the estimated profitability of long-term contracts as compared to the same period last year.
For the nine months ended September 30, 2023, Gross profit increased $10.6 million and as a percentage of revenues increased from 18.0% in the prior year to 19.1% in 2023. The increase was driven by growth in revenues during 2023, primarily on LEAP programs and other commercial programs, with improved overhead absorption and reductions in raw material reserves as compared to 2022.
Operating Income
For the three months ended September 30, 2023, Operating income decreased $0.6 million, principally due to an increase in Selling, general, and research expenses, as described above.
For the nine months ended September 30, 2023, Operating income increased $6.8 million, principally due to higher Net revenues and Gross profit, as described above, partially offset by higher STG&R expenses.
Changes in the estimated profitability of long-term contracts increased operating income by $0.9 million for the third quarter of 2023 and decreased operating income $4.1 million for the nine months ended September 30, 2023. Adjustments in the estimated profitability of long-term contracts increased operating income by $2.6 million and $2.0 million in the three and nine months ended September 30, 2022, respectively.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2023	2022
Net income	$81,066	$78,267
Depreciation and amortization	54,778	51,908
Changes in working capital (a)	(58,130)	(89,899)
Changes in other noncurrent liabilities and deferred taxes	(4,866)	(21,542)
Other operating items	964	48,573
Net cash provided by operating activities	73,812	67,307
Net cash used in investing activities	(182,596)	(52,832)
Net cash used in financing activities	(10,839)	(9,119)
Effect of exchange rate changes on cash and cash equivalents	(647)	(30,910)
Decrease in cash and cash equivalents	(120,270)	(25,554)
Cash and cash equivalents at beginning of year	291,776	302,036
Cash and cash equivalents at end of period	$171,506	$276,482
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Net cash provided by operating activities was $73.8 million in 2023, compared to $67.3 million in the same period last year. The increase was driven by improved levels of working capital at MC and lower cash outflows related to other liabilities. In the previous year, the Company made contributions of approximately $12.6 million to the U.S. Pension plan, in line with the Company's plan to reduce pension obligations over time. No similar payment was made during the current year.
We deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, increase shareholder value, and position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. On August 31, 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany, for net cash of $133.5 million, funded using cash on hand. Net cash used in investing activities also included capital expenditures totaling $49.1 million and $52.8 million for the first nine months of 2023 and 2022, respectively, including investments to improve productivity and produce a meaningful impact on energy and resource efficiency.
Net cash used in financing activities during 2023 was $10.8 million as compared to $9.1 million in 2022. The increase was, in part, due to the absence of share repurchases in the current year, which resulted in lower borrowings from the revolving credit facility.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured committed Amended Credit Agreement, $461.0 million of borrowings were outstanding as of September 30, 2023, in addition we have borrowings outstanding at the newly acquired Heimbach subsidiary of $29.6 million, of which $27.2 million was considered current.
As of September 30, 2023, we had cash and cash equivalents of $171.5 million and available borrowings under our Amended Credit Agreement of $339.0 million, for a total liquidity of approximately $510.5 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months. For more information on credit agreements, see Note 13. Financial Instruments in the Notes to Consolidated Financial Statements.
As of September 30, 2023, $150.9 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $42 million as of September 30, 2023, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavors to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions may also result in additional withholding taxes.
Bank debt at the Company's Heimbach subsidiary, assumed in the acquisition, is held by several European financial institutions. Certain bank agreements allow for the repayment of the debt upon demand by any of the financial institutions in the event of a change in control. Some or all of the assumed bank debt could become due upon notification by any of the financial institutions before the maturity date of the bank agreements. As a result, of the $29.6 million borrowings outstanding as of September 30, 2023, we have classified $27.2 million as current maturity (see Note 17, Business Combination and Note 13, Financial Instruments, for additional information). In the event this debt becomes callable, we have sufficient liquidity to settle this debt.

We have also returned cash to shareholders through dividends and share repurchases. During the first nine months of 2023, we paid $23.4 million in dividends and had no share repurchases.

Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $7 million. There were no material changes in the Company’s off-balance sheet arrangements during 2023.

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
The following tables show the calculation of EBITDA and Adjusted EBITDA:

Three months ended September 30, 2023
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$50,710	$9,374	$(32,930)	$27,154
Interest expense/(income), net	—	—	3,653	3,653
Income tax expense	—	—	9,207	9,207
Depreciation and amortization expense	5,976	12,510	975	19,461
EBITDA (non-GAAP)	56,686	21,884	(19,095)	59,475
Restructuring expenses, net	82	—	—	82
Foreign currency revaluation (gains)/losses (a)	(656)	19	516	(121)
CEO transition expenses	—	—	2,052	2,052
Inventory step-up impacting Cost of goods sold	1,370	—	—	1,370
Acquisition/integration costs	—	273	1,642	1,915
Pre-tax (income) attributable to noncontrolling interest	—	(73)	—	(73)
Adjusted EBITDA (non-GAAP)	$57,482	$22,103	$(14,885)	$64,700

Three months ended September 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$57,247	$9,958	$(56,382)	$10,823
Interest expense/(income), net	—	—	3,794	3,794
Income tax benefit	—	—	(3,183)	(3,183)
Depreciation and amortization expense	4,913	11,303	818	17,034
EBITDA (non-GAAP)	62,160	21,261	(54,953)	28,468
Restructuring expenses, net	42	—	—	42
Foreign currency revaluation (gains)/losses (a)	(2,931)	122	(6,633)	(9,442)
Dissolution of business relationships in Russia	(214)	—	—	(214)
Pension settlement expense	—	0	49,128	49,128
Acquisition/integration costs	—	255	—	255
Pre-tax (income) attributable to noncontrolling interest	—	(176)	—	(176)
Adjusted EBITDA (non-GAAP)	$59,057	$21,462	$(12,458)	$68,061

Nine months ended September 30, 2023
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$153,400	$27,460	$(99,794)	$81,066
Interest expense/(income), net	—	—	10,049	10,049
Income tax expense	—	—	39,908	39,908
Depreciation and amortization expense	15,682	36,246	2,850	54,778
EBITDA (non-GAAP)	169,082	63,706	(46,987)	185,801
Restructuring expenses, net	227	0	0	227
Foreign currency revaluation (gains)/losses (a)	1,870	19	(3,609)	(1,720)
CEO transition expenses	—	—	2,052	2,052
Inventory step-up impacting Cost of goods sold	1,370	—	—	1,370
Acquisition/integration costs	—	813	2,005	2,818
Pre-tax (income) attributable to noncontrolling interest	—	(474)	—	(474)
Adjusted EBITDA (non-GAAP)	$172,549	$64,064	$(46,539)	$190,074

Nine months ended September 30, 2022
(in thousands)	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$161,752	$20,688	$(104,173)	$78,267
Interest expense/(income), net	—	—	11,336	11,336
Income tax expense	—	—	22,273	22,273
Depreciation and amortization expense	14,716	34,792	2,400	51,908
EBITDA (non-GAAP)	176,468	55,480	(68,164)	163,784
Restructuring expenses, net	255	—	13	268
Foreign currency revaluation (gains)/losses (a)	(3,690)	755	(17,644)	(20,579)
Dissolution of business relationships in Russia	1,573	—	781	2,354
Pension settlement expense	—	—	49,128	49,128
Acquisition/integration costs	—	806	—	806
Pre-tax (income) attributable to noncontrolling interest	—	(633)	—	(633)
Adjusted EBITDA (non-GAAP)	$174,606	$56,408	$(35,886)	$195,128
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
The following tables show the earnings per share effect of certain income and expense items:

Three months ended September 30, 2023 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$82	$21	$61	$0.00
Foreign currency revaluation (gains)/losses (a)	(121)	(35)	(86)	0.00
CEO transition expenses	2,052	—	2,052	0.07
Inventory step-up impacting Cost of goods sold	1,370	411	959	0.03
Acquisition/integration costs	1,915	476	1,439	0.05

Three months ended September 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$42	$6	$36	$0.00
Foreign currency revaluation (gains)/losses (a)	(9,442)	(2,694)	(6,748)	(0.22)
Dissolution of business relationships in Russia	(214)	(18)	(196)	(0.01)
Pension settlement expense	49,128	11,947	37,181	1.20
Tax impact of stranded OCI benefit from Tax Cuts and Job Act (TCJA) for pension liability (b)	—	5,217	(5,217)	(0.17)
Acquisition/integration costs	255	77	178	0.01

Nine months ended September 30, 2023 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$227	$68	$159	$0.01
Foreign currency revaluation (gains)/losses (a)	(1,720)	(504)	(1,216)	(0.04)
CEO transition expenses	2,052	—	2,052	0.07
Withholding tax related to internal restructuring	—	(3,026)	3,026	0.10
Inventory step-up impacting Cost of goods sold	1,370	411	959	0.03
Acquisition/integration costs	2,818	725	2,093	0.07

Nine months ended September 30, 2022 (in thousands, except per share amounts)	Pre tax Amounts	Tax Effect	After tax Effect	Per share Effect
Restructuring expenses, net	$268	$75	$193	$0.01
Foreign currency revaluation (gains)/losses (a)	(20,579)	(5,829)	(14,750)	(0.47)
Dissolution of business relationships in Russia	2,354	314	2,040	0.06
Pension settlement expense	49,128	11,947	37,181	1.20
Tax impact of stranded OCI benefit from TCJA for pension liability (b)	—	5,217	(5,217)	(0.17)
Acquisition/integration costs	806	241	565	0.03

The following table contains the calculation of Adjusted EPS:

	Three months ended September 30,		Nine months ended September 30,
Per share amounts (Basic)	2023	2022	2023	2022
Earnings per share (GAAP)	$0.87	$0.34	$2.59	$2.47
Adjustments, after tax:
Restructuring expenses, net	—	—	0.01	0.01
Foreign currency revaluation (gains)/losses (a)	—	(0.22)	(0.04)	(0.47)
CEO transition expenses	0.07	—	0.07	—
Inventory step-up impacting Cost of goods sold	0.03	—	0.03	—
Acquisition/integration costs	0.05	0.01	0.07	0.03
Dissolution of business relationships in Russia	—	(0.01)	—	0.06
Pension settlement expense	—	1.20	—	1.20
Withholding tax related to internal restructuring	—	—	0.10	—
Tax impact of stranded OCI benefit from Tax Cuts and Job Act (TCJA) for pension liability (b)	—	(0.17)	—	(0.17)
Adjusted Earnings per share (non-GAAP)	$1.02	$1.15	$2.83	$3.13
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
The following table contains the calculation of net debt:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Current maturities of long-term debt	$27,246	$—	$—
Long-term debt	463,339	439,000	447,000
Total debt	490,585	439,000	447,000
Cash and cash equivalents	171,506	291,776	276,482
Net debt (non GAAP)	$319,079	$147,224	$170,518

Net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates net leverage ratio by subtracting cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.
The calculation of net leverage ratio as of September 30, 2023 is as follows:

Total Company
	Twelve months ended	Nine months ended		Trailing twelve months ended
(in thousands)	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2023 (non-GAAP) (c)
Net income/(loss) (GAAP)	$96,508	$78,267	$81,066	$99,307
Interest expense/(income), net	14,000	11,336	10,049	12,713
Income tax expense	35,472	22,273	39,908	53,107
Depreciation and amortization expense	69,049	51,908	54,778	71,919
EBITDA (non-GAAP)	215,029	163,784	185,801	237,046
Restructuring expenses, net	106	268	227	65
Foreign currency revaluation (gains)/losses (a)	(9,829)	(20,579)	(1,720)	9,030
Dissolution of business relationships in Russia	2,275	2,354	—	(79)
CEO transition expenses	—	—	2,052	2,052
Pension settlement expense	49,128	49,128	—	—
Inventory step-up impacting Cost of goods sold	—	—	1,370	1,370
IP address sales	(3,420)	—	—	(3,420)
Acquisition/integration costs	1,057	806	2,818	3,069
Pre-tax (income) attributable to noncontrolling interest	(817)	(633)	(474)	(658)
Adjusted EBITDA (non-GAAP)	$253,529	$195,128	$190,074	$248,475

(in thousands, except for net leverage ratio)	September 30, 2023
Net debt (non-GAAP)	319,079
Trailing twelve months Adjusted EBITDA (non-GAAP)	248,475
Net leverage ratio (non-GAAP)	1.28

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
(c) Calculated as amounts incurred during the twelve months ended December 31, 2022, less those incurred during the nine months ended September 30, 2022, plus those incurred during the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

Foreign Currency Exchange Rate Risk

We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $682.7 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $68.3 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $98.6 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $17.6 million of foreign currency assets as of September 30, 2023. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $1.8 million. Actual results may differ.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On September 30, 2023, we had the following variable rate debt:

(in thousands, except interest rates)
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 7.05% in 2023, due in 2028	$111,000
Total	$111,000
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $1.1 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. (See Note 13. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference).

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
On August 31, 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. Management has begun integrating Heimbach into the MC segment's systems and processes; however, during the third quarter ending September 30, 2023, management has excluded Heimbach from its assessment of effectiveness of the Company’s internal control over financial reporting.
Other than the acquisition of Heimbach, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth above under Note 15. Commitments and Contingencies in Item 1, Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the addition of the risks below related to our acquisition of Heimbach. For all other risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Our acquisition of Heimbach involves inherent risks, and presents financial, managerial and operational challenges that may adversely affect our operating results and financial condition.
Our growth strategy includes acquisitions. Acquisitions involve various inherent risks, such as our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of Heimbach.
Heimbach was a privately held company that only closed its books and records annually on December 31st. Interim financial information was limited and reproducing full historical financial records may be difficult. As the Company integrates Heimbach, management could encounter material differences between the accounting policies of the two companies or the financial results of Heimbach for the periods after the fiscal year 2022 audited financial statements, including additional liabilities or other financial information that was not available during due diligence or at or in the initial period after the closing of the acquisition that, had we known, could have resulted in changes to financial projections, assumptions and estimates used in the fair value of assets acquired and liabilities assumed, assessments used to determine the applicability of certain SEC disclosure requirements or the expected benefit of the transaction.
While we conducted financial and other due diligence in connection with this acquisition and we generally seek some form of limited protection, such as warranties from the seller, insurance coverage, and placing a portion of the purchase price in escrow to cover potential tax liabilities, Heimbach may have liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities, insurance or escrow arrangements may not fully cover such matters.
The acquisition may present financial, managerial and operational challenges, including:
•Increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;
•Assumption of known and unknown liabilities, including environmental liabilities, and exposure to litigation;
•Increased levels of debt or dilution to existing stockholders;
•New and proposed regulations limiting the enforcement of noncompetition and nonsolicitation agreements;
•Production delays associated with consolidating acquired facilities and manufacturing operations;
•Potential cybersecurity risks, as acquired systems may not possess the appropriate security measures.
We cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance. In addition, internal controls over financial reporting of acquired companies may not be compliant with required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public U.S. companies. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.
In connection with our acquisition, we may incur significant transaction costs. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.
We may fail to realize all of the anticipated benefits of the acquisition of Heimbach or those benefits may take longer to realize than expected.
We are devoting significant management attention to integrating the business practices and operations of Heimbach. We may experience disruptions to our business and, if implemented ineffectively, it could restrict the realization of the full expected benefits of the acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Heimbach could cause an interruption of, or loss of, momentum in our operations and could adversely affect our business, financial condition and results of operations.
Difficulties in the integration of the acquired business may include consolidating the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the first nine months of 2023.
On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 1,308,003 shares for a total cost of $109.4M, of which 1,022,717 shares were repurchased in 2022 for $85.1 million and 285,286 shares were repurchased in 2021 for $24.3 million. We currently remain authorized to repurchase shares of up to $90.6 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the nine months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10.3	Kleveland Employment Agreement
10.4	Special Incentive Award Agreement
10(k)(xx)
$800 million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 16, 2023.

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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 6, 2023	By	/s/ Robert D. Starr
Robert D. Starr Executive Vice President and Chief Financial Officer (Principal Financial Officer)