Form 10-K
period 2023-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2024-02-26
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
Registrant’s telephone number, including area code 603-330-5800
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $2.9 billion.
The registrant had 31.2 million shares of Class A Common Stock outstanding as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2024.	III

2

Index

Forward-Looking Statements
This annual report and the documents incorporated or deemed to be incorporated by reference therein contain statements concerning our future results and performance and other matters that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are intended to provide management's current expectations or plans for our future operating and financial performance, based on assumptions currently believed to be valid. Forward-looking statements may be identified by the use of terminology such as “believe,” “expect,” “anticipate,” “intend,” "seek," "target," "approximately," “estimate,” “plan,” “project,” “may,” “will,” "would," “should,” "could," or the negative of such words or other comparable terminology in connection with a discussion of future operating or financial performance. The discussion of financial outlook, trends, strategy, plans, assumptions, or intentions may also include forward-looking statements. Readers should not place undue reliance on forward-looking statements, such as financial performance forecasts, which speak only as of the date they are first made. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.
There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from those projected, anticipated, or implied, including, but not limited to:
•Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions, including the lingering effects of the COVID-19 pandemic;

•Across the entire Company, increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures; these challenges have only increased as a result of the ongoing Russia-Ukraine war and the conflict in the Middle East;

•Harm caused by changes in our relationships or contracts with suppliers and customers;
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
•Inability of our Machine Clothing or Albany Engineered Composite segments to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties (including as a result of geopolitical crises, natural disaster, public health crises and epidemics/pandemics, regulatory or otherwise);
•Changes in geopolitical conditions impacting countries where the Company does or intends to do business;
•Failure to achieve or maintain anticipated profitable growth;
•Failure to achieve our strategic initiatives and other goals, including, but not limited to, our sustainability goals;
•In the Albany Engineered Composites segment, the estimates and expectations based on aircraft production rates provided by Airbus, Boeing and others;
•In the Albany Engineered Composites segment, risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs;

Index

•Adverse impacts from inflation, an economic slowdown or recession and by disruption in capital and credit markets that might impede our access to credit, increase our borrowing costs and impair the financial soundness of our customers and suppliers;
•Risks and uncertainties associated with the successful integration of our Heimbach Group acquisition;
•Expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy;
•Adverse impacts from fluctuations in foreign currency exchange rates;
•Harm caused by large customer purchase reductions, payment defaults or contract non-renewal;
•In the Albany Engineered Composites segment, our contracts with government entities involve future funding and compliance risks;
•Costly and disruptive legal disputes and settlements;
•Future levels of indebtedness and capital expenditures;
•Adverse impacts from changes in tax legislation or challenges to our tax positions;
•Cybersecurity incidents or significant computer system compromises or data breaches;
•Significant problems with information systems or networks; and
•Other risks and uncertainties detailed in this report and other periodic reports.
Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment Overview and Trends” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in Item 1A, Risk Factors. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances, except as otherwise required by law.

Index

PART I
Item 1.    Business
Albany International Corp. (the Registrant, the Company, Albany, we, us, or our) and its subsidiaries are engaged in two business segments.
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
We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. We manufacture and sell approximately twice as much paper machine clothing worldwide than any other company. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and a meaningful effect on the energy and resource efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and drying fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet through the forming section. Pressing fabrics are designed to carry the sheet through the press section, where water is pressed from the sheet as it passes through the press nip. In the drying section, drying fabrics manage air movement and hold the sheet against heated cylinders to enhance drying to a final moisture content between 4 percent to 9 percent, depending on the grade.
Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities.
The MC segment also supplies engineered processing belts used in the manufacturing process in the pulp, corrugator, nonwovens, fiber cement, building products, and textile industries.
The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate. The sales of paper machine clothing forming, pressing, and drying fabrics, individually and in the aggregate, accounted for more than 10 percent of our consolidated Net revenues during one or more of the last three years. No individual customer accounted for as much as 10 percent of MC segment Net revenues in any of the periods presented. A majority of MC segment Net revenues in the year ended December 31, 2023 were for use in the production of the growing grades of tissue, containerboard, other paper categories, and other engineered fabrics, while less than 20 percent of MC segment Net revenues were for the production of the declining newsprint and printing and writing papers categories.
On August 31, 2023, the Company completed the acquisition of Heimbach GmbH ("Heimbach"), a privately-held manufacturer of paper machine clothing and technical textiles, as further described in Note 24, Business Combination, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The financial results of the acquired company are included in the MC reportable segment.
The Albany Engineered Composites (“AEC”) segment, provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group ("SAFRAN"), owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircrafts. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net revenues in 2023. Other significant AEC programs include the production of structures, parts and sub-assemblies for the Sikorsky CH-53K helicopter, F-35 fighter jet, Joint Air-to-Surface Standoff Missile ("JASSM"), and Boeing 787 aircraft. AEC also supplies vacuum waste tanks for most Boeing commercial aircraft, as well as the fan case for the GE9X engine. In 2023, approximately 39 percent of the AEC segment’s revenues were related to U.S. government contracts or programs.

Index

See “Business Environment Overview and Trends” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of general segment developments in recent years.
Following is a table of Net revenues by segment for years ended December 31, 2023, 2022, and 2021.

(in thousands)	2023	2022	2021
Machine Clothing	$670,768	$609,461	$619,015
Albany Engineered Composites	477,141	425,426	310,225
Total net revenues	$1,147,909	$1,034,887	$929,240
The table that sets forth certain Net revenues, operating income, and balance sheet data appears in Note 3, Reportable Segments and Geographic Data, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
International Operations
Our MC business segment maintains manufacturing facilities in Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Spain, Sweden, Switzerland, the United Kingdom, and the United States. MC's global manufacturing footprint is designed to most efficiently meet regional customer requirements. Our AEC business segment maintains manufacturing facilities in the United States, France, Mexico, and Germany to meet customer demand in those regions.
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
Our MC segment products are custom-designed for each user, depending on the type, size, and speed of the machine, and the products being produced. Products are specifically designed for each section and position on a machine, the grade of product being produced, and the quality of the stock used. Technical expertise, judgment, and experience are critical in designing the appropriate clothing for each machine, position, and application. As a result, many employees in sales and technical functions have engineering degrees, paper mill experience, or other manufacturing experience in the markets in which we operate. Our market leadership position reflects our commitment to technology innovation. This innovation has resulted in new products and enhancements across all of our product lines.
AEC designs, develops and manufactures advanced composite parts and sub-assemblies for complex aerospace applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated fiber placement for both thermoplastics and thermoset composites as well as rigid installation for through-thickness reinforcements, and braided structures.
In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.
Technical and research expenses totaled $40.6 million in 2023, $39.9 million in 2022, and $38.9 million in 2021. In 2023, these costs were 3.5 percent of total Company Net revenues, including $16.0 million, or 3.3 percent of Net revenues, in our AEC segment. Research and development in the AEC segment include both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in

Index

which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net revenues. Cost of goods sold associated with customer-funded research was $6.4 million in 2023, $5.2 million in 2022, and $5.2 million in 2021.
We have developed, and continue to develop, proprietary intellectual property germane to the industries we serve. Our intellectual property takes many forms, including patents, trademarks, trade names and domains, and trade secrets. Our trade secrets include, among other things, manufacturing know-how and unique processes and equipment. Because intellectual property in the form of patents is published, we often forgo patent protection and preserve the intellectual property as trade secrets. We aggressively protect our proprietary intellectual property, pursuing patent protection when appropriate. Our active portfolio currently contains over 2,300 patents, and approximately 100 new patents are typically granted each year. While we consider our total portfolio of intellectual property, including our patents, to be an important competitive advantage, we do not believe that any single patent is critical to the continuation of our business. All brand names and product names are trade names of Albany International Corp. or its subsidiaries.
Raw Materials
Primary raw materials for our MC products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of machine clothing, at our facility in Homer, New York, which supplies approximately 25 percent of our worldwide monofilament requirements.
In our AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements that may preclude or delay their availability. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate price and availability risks.
Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the price of petroleum and petroleum intermediates.
Competition
Price and technology are the primary means of competitive differentiation in the industry. Our MC product portfolio is broad and deep, with products for every part of the machine and a wide range of machine types and paper grades. The Company’s research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve – work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with the Company’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new products that offer each customer the possibility of even better performance and increased savings. Our paper machine clothing solutions enable our customers to reduce energy consumption, improve resource efficiency, and help maintain and improve water quality. These efforts – which effectively integrate the Company’s experience and technological expertise into each product we sell – are reflected in the Company’s strong competitive position in the marketplace. Some of the Company’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and often bundle machine clothing products with original or rebuilt machines and/or aftermarket services.
The primary competitive factors in the markets in which our AEC segment competes are product performance, delivery performance, quality, and price. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, which helps reduce the carbon emissions footprint of global aviation, and is a critical performance requirement in the aerospace industry. Our broad array of capabilities in composites enables us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, high-strength, and potentially high-temperature resistant composites. The dominant competitive factor is the relative

Index

importance the customer places on these performance benefits, which include fuel savings/emissions reductions due to lower weight, against the possible cost advantage of more traditional metal and composite components.
Human Capital Resources
The health and safety of our employees is our highest priority, and drives the successful execution of our business. Our objective is always zero injuries at work, and our entire workforce from the Board of Directors to our teams on the shop floor work together towards this goal. We track and review safety metrics throughout the year, including Total Recordable Incident Rate ("TRIR") and proactive safety actions taken.
Our Board of Directors further reinforces our culture of safety by tying a portion of each Executive Officer's compensation to the achievement of TRIR goals across the entire company.
Our talented and innovative people are truly our greatest advantage. We are unwavering in our commitment to nurture a thriving people-first and high-engagement workplace culture defined by mutual respect.
We strive to foster an inclusive and equitable culture where diversity of experiences, backgrounds, and skills are valued, respected, and celebrated. We believe that an inclusion-based culture has the power to enhance innovation, nurture an environment where our people can reach their highest potential, and deliver the best solutions to our customers. We believe in the power of open and transparent communication throughout the organization and endeavor to ensure our employees’ voices are heard.
We currently employ approximately 5,600 people, with significant global operations in North America, South America, Europe and Asia. Our Employee Value Proposition enables us to provide an outstanding Albany employee experience and strengthen our high-performance organization. We ensure that our global employees receive inclusive and competitive compensation, benefits, and total rewards for their critical contributions at Albany. For employees in the U.S. this includes 401(k) match and profit sharing contribution, paid time off, personal days off, health and dental insurance, pet insurance, reward and recognition programs, and strong commitment to employee well-being and work/life balance.
Our talent management strategy focuses on a three-pronged approach: developing and growing our internal talent, hiring the best talent from the market, and leveraging our internship program to identify and build the next generation of talent. To develop internal talent, our talent management process focuses on identifying opportunities for career growth and development within the organization.
We are committed to enhancing the employee experience, which includes consistent learning and development to support our employees as they enhance their knowledge, unleash their full potential and reach their career aspirations. We have defined curriculum by disciplines and functions. We also provide a variety of continuous learning opportunities through on-the-job training, virtual training, instructor-led training, and external learning opportunities. Our learning management system provides our employees with over 8,000 courses to choose from, in a flexible format, allowing employees to participate in regular training programs appropriate for their responsibility, and extensive optional training programs have been developed for those who seek professional and personal growth opportunities. All employees are required to participate in safety, ethics and compliance training on a regular basis.
Our Chief Human Resources Officer meets regularly with the Chief Executive Officer and the Senior Leadership Team to align People strategy, plan and initiatives with business strategy and goals. Our People Resources plan ensures that we provide a rewarding employee experience across the Company. We continuously review leading and lagging People metrics.
To further our Diversity, Equity and Inclusion (DE&I) impact, our DE&I Council develops a holistic and actionable DE&I strategy that seeks diversity, nurtures inclusion, amplifies innovation and empowers champions. Our hiring strategy recruits candidates from a broad range of hiring sources that target diverse backgrounds, skills and competencies to fill our open positions with the most qualified candidate. Approximately 27 percent of our global workforce were women in 2023 and 30 percent of our U.S. workforce identified as a ‘U.S. minority’, as defined by the Equal Employment Opportunity Commission. Our Empowering Women Leaders Network aims to continue increasing representation of women at all levels to contribute to the Company’s business success through relationships and partnerships. As part of our DE&I strategy, employees attend an annual DE&I training session to create awareness of the importance of DE&I as part of Albany’s culture. Further, we ensure DE&I training is fully integrated into our continuous learning culture.

Index

Our journey on DE&I continues with the establishment of Employee Resource Groups to champion DE&I and foster a diverse and inclusive environment.
We fully support global human rights and have aligned our policies and procedures with the United Nations Global Compact and the Universal Declaration of Human Rights, among others. In 2023 we issued a standalone Human Rights Policy to further affirm our commitment to human rights throughout our value chain.
Sustainability
Product Stewardship
Our business is centered around driving success for our customers. Our products are designed for performance and consistency, while enabling our customers to improve their environmental footprint through more sustainable and efficient processes and end products.
As described above, our paper machine clothing products enable our paper-making customers to reduce their own environmental footprint by reducing their energy consumption, improving resource efficiency, and helping maintain and improve water quality. Energy is one of the top three cost components in the paper making process. Our machine clothing solutions use innovative technologies to reduce the amount of heat energy required for paper production. We continue to innovate and remain focused on developing and bringing to market proprietary products aimed at improving the energy and resource efficiency needed for our customers’ products and their production processes.
In aerospace, weight savings that drive fuel efficiency are essential for aircraft producers, if the industry is to achieve its goals for sustainable aviation. This fundamental design goal has driven the increased use of lightweight composite structures in an ever-broadening sphere of aerospace applications. We have applied learnings from our 128+ years of experience manufacturing machine clothing to pioneer 3D weaving technologies to manufacture our composite material. The process involves layering and interweaving fibers in a precise, computer-controlled process to create complex, high-strength parts that allows for the production of lightweight and strong composite parts with high-performance properties.
This technology has the ability to produce parts with complex geometries and high-performance properties, such as high strength, stiffness and resistance to impact and fatigue making it well-suited for use in aerospace, defense and industrial applications. These structurally demanding applications have historically been served by heavier, metallic structures, and traditional laminated composites do not possess the required structural characteristics that 3D woven can offer. As such, our proprietary 3D woven technology expands the role that lightweight composites can serve as the next generation of aircraft is designed and built. Our AEC business also develops solutions that champion sustainable energy. Through innovative composite technologies and advanced manufacturing processes, we contribute to the creation of energy-efficient components, reducing the environmental footprint and bolstering the renewable energy sector.
Carbon Emissions Footprint
We are committed to responsible stewardship of the environment, which includes full compliance with environmental regulation everywhere we operate. And we are committed to going beyond regulatory requirements, implementing responsible and intentional strategies to continually minimize our environmental impact.
In 2022, we completed efforts to gather, aggregate, and report comprehensive and comparable information on the energy use and emissions across the 23 Albany facilities in the 11 countries where we have historically operated, in accordance with the Greenhouse Gas ("GHG") Protocol for Scope 1 and Scope 2. In 2023, we partnered with an independent third-party enterprise climate platform to enhance measurement, reporting, and reduction of our carbon emissions. This work sets the foundation for calculating Scope 3 emissions and, importantly, developing a climate transition plan to address both our products and services as well as our company operations and manufacturing footprint.
In 2023, we signed a commitment letter with the Science Based Targets Initiative ("SBTi") that commits us to establishing near-term Science-Based Targets. Once committed to SBTi, we have a maximum of 24 months to set formal emissions reduction targets and goals aligned with the Paris Agreement’s ambition of maintaining global temperature rise to 1.5°C. This commitment has the full support of our Board of Directors and Senior Leadership Team, and we look forward to developing these science-based targets along with a comprehensive emissions

Index

reduction strategy, tracking and reporting progress at least annually, while continuing to accelerate progress on our energy initiatives across our global portfolio.
We continue to focus on the impact of our own operations by evaluating our risks and identifying actionable opportunities to drive meaningful improvement in our energy and GHG emissions intensity, as well as our products’ environmental impact. We are also focused on increased transparency with our first global response to CDP and our first Taskforce on Climate-related Financial Disclosures ("TCFD") Report in 2023.
Water and Waste
As a global company, Albany operates in 14 countries with varying options available for waste and recycling. We are committed to reducing waste, both from our own operations as well as our customers’, and we continue to look for opportunities to reduce waste generated across our operations and our products. As a first step we strive to separate our waste streams across our operations including general waste, hazardous waste, electronic waste, and carbon fiber/raw material waste. Waste streams are collected via appropriate third parties, with the objective of optimizing reuse and minimizing waste to landfill. For example, at one of our facilities we have achieved zero waste to landfill since 2022, primarily through recycling and converting waste to energy sources.
Innovation and partnerships are key to our core business and our sustainability objectives. In our AEC business, we work with a third party specialist carbon fiber recycling company to recycle 3D woven fibers, water jet cut off carbon fibers, and long tow carbon fibers. These materials are recycled and reused in applications such as thermoplastic (which can be recycled) and thermoset products, 3D printing, fiber reinforced concrete, textile yarn, and friction materials.
In our MC business, we work with a third party specialist that collects scrap raw materials and converts it into plastic furniture. As recycling technology advances, there are also increasing opportunities to use recycled raw materials in some of our manufacturing processes. We continue to explore and trial various options and are pleased to have identified several recycled materials that meet our rigorous requirements, and which we will be using from 2024.
Supply Chain Footprint
We recognize the importance of maintaining value and quality throughout our supply chain. We conduct our business ethically, legally, environmentally, and socially responsibly, and we expect the same from our suppliers. Accordingly, we require our global suppliers to respect human rights, employ fair labor practices, and conduct business ethically, as outlined in our Supplier Code of Conduct.
In 2023, we began evaluating climate-related risks and opportunities in our value chain, including engaging with suppliers to understand their carbon footprints and driving efficiency in our global logistics. Our procurement teams have also progressed a number of initiatives to drive efficiency and sustainability in our logistics.
Climate and Sustainability Reporting and Regulation
The past several years have seen an unprecedented increase in interest and focus on sustainability and climate change, with an associated increase in global regulation. Various jurisdictions around the world in which we operate, including the European Union, the U.S., the United Kingdom, Australia, and certain U.S. states, have proposed or adopted new regulations related to sustainability and climate reporting. These and potential future regulations and policies, which include increased mandatory reporting, disclosure and assurance, including potential changes in procurement policies and procedures, could significantly increase our operational and compliance costs. We closely monitor developments in sustainability- and climate-related regulation and their associated impacts on our operations. As described above, we have a comprehensive sustainability program that seeks to manage the risks and opportunities associated with sustainability and climate change. For more information on the risk of sustainability- and climate-related regulation, see Item 1A - Risk Factors.

Index

Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company as of February 26, 2024:
Gunnar Kleveland, 54, President and Chief Executive Officer, joined the Company in 2023. He has served the Company as President and Chief Executive Officer since September 2023. Prior to joining the Company, Mr. Kleveland served as President and Chief Executive Officer of Textron Specialized Vehicles Inc. He also served as the President of TRU Simulation + Training Inc. and Executive Vice President of Integrated Operations for Bell Helicopter Textron Inc. Prior to joining Textron in 2004, Mr. Kleveland was a fighter pilot in the Royal Norwegian Air Force (RNoAF) and finished his 15-year career in the air force as the Chief of Flight Safety.
Robert D. Starr, 56, Executive Vice President and Chief Financial Officer, joined the Company in 2023. Prior to joining the Company, he served for 18 months as Chief Financial Officer of Fairbanks Morse Defense, a privately-held supplier of naval power and propulsion systems. He previously spent 12 years at Kaman Corporation where he served as Chief Financial Officer for 8 years and VP, Treasurer for 4 years. Before joining Kaman, Mr. Starr held increasingly senior treasury roles at large publicly listed companies including Crane Co., Aetna and Fisher Scientific International. Early in his career he worked in investment banking both domestically and internationally across a broad range of industries.
Daniel A. Halftermeyer, 62, President – Machine Clothing, joined the Company in 1987. Mr. Halftermeyer has served the Company as President – Machine Clothing since February 2012. He previously served the Company as President – Paper Machine Clothing and Engineered Fabrics from August 2011 to February 2012, as President – Paper Machine Clothing from January 2010 until August 2011, Group Vice President – Paper Machine Clothing Europe from 2005 to August 2008, Vice President and General Manager – North American Dryer Fabrics from 1997 to March 2005, and Technical Director – Dryer Fabrics from 1993 to 1997. He held various technical and management positions in St. Stephen, South Carolina, and Sélestat, France, from 1987 to 1993.
Greg Harwell, 60, President – Albany Engineered Composites, joined the Company in 2019. Mr. Harwell has served the Company as President – Albany Engineered Composites since November 2019. Prior to joining the Company, he served as President of Aerostructures for Precision Castparts (PCC) managing all aspects of the organization for the Aerostructures division. He also served as Vice President and General Manager in charge of Global Operations Strategy at Alcoa Fastening Systems and Rings, and before November 2014 was responsible for multiple operations within Alcoa Fastening Systems. From June 2019 until he joined Albany International, Mr. Harwell was a consultant to Arlington Capital Partners, providing M&A advisory services.
Alice McCarvill, 59, Executive Vice President – Human Resources and Chief Human Resources Officer, joined the Company in 2018. Ms. McCarvill has served the Company as Executive Vice President – Human Resources and Chief Human Resources Officer since February 2019. She joined the Company in March 2018 as Executive Vice President- Human Resources. Prior to 2018 she was Group VP Human Resources for Arconic Engineered Products and Solutions.
Joseph M. Gaug, 60, Vice President – General Counsel and Secretary, joined the Company in 2004. Mr. Gaug has served the Company as Vice President – General Counsel and Secretary since May 2020. He previously served as Associate General Counsel from 2004 and as Associate General Counsel and Assistant Secretary from 2006 to May 2020. Prior to 2004 he was a principal at McNamee, Lochner, Titus & Williams, PC.
Robert A. Hansen, 66, Senior Vice President and Chief Technology Officer, joined the Company in 1981. Mr. Hansen has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.

John J. Tedone, 59, Vice President – Controller and Chief Accounting Officer, joined the Company in 2023. Prior to joining the Company, Mr. Tedone was the Chief Accounting Officer at Eos Energy Enterprises, Inc., a developer and manufacturer of energy storage solutions, where he oversaw the accounting, SEC reporting, tax, treasury, and risk management functions. Prior to Eos Energy Enterprises, Inc., Mr. Tedone served as Vice President, Finance and Chief Accounting Officer of Lydall, Inc. He previously spent 16 years at Kaman Corporation where he served as the

Index

Vice President, Finance and Chief Accounting Officer from 2007 to 2020. Earlier in his career he held finance and accounting roles of increasing responsibility at Diageo NA, United Technologies Corp., and KPMG.
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
Data security is a top priority at the Company. To protect our Company and customer data, we employ industry best practices and adhere to the Center for Internet Security ("CIS") 20 and National Institute of Standards and Technology ("NIST") SP 800-171 cyber security frameworks. Our Data Security strategy is overseen by the Audit Committee of our Board of Directors, regularly reviewed at the executive level, directed by our Chief Information Officer, and managed by our Enterprise Cyber Security (ECS) team. For information on our approach, see Item 1C, Cybersecurity in this Part I and the Sustainability section of our website at www.albint.com.
Regulatory Matters
Our AEC segment business is heavily regulated. We may contract with U.S. Government agencies and entities, or we are a subcontractor to an OEM who contracts directly with U.S. Government agencies and entities. We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. Government contracts and contracts with foreign governments. The U.S. Government, and other foreign governments, may terminate any government contract at their convenience or for default, if we fail to meet specified performance measurements. If such contracts were to be terminated for convenience, we would generally be entitled to receive payment for work completed and allowable termination and cancellation costs. If the U.S. Government, and other foreign governments, terminate a contract due to our default, generally, we would only be paid for work that has been accepted by our customer and our customer can require us to pay the differential between the original contract price and cost to re-procure the contract items, net of work accepted from the original contract. In addition, we can be held liable for damages resulting from our default and may be responsible to provide transition services to another supplier or the customer.
Available Information
Our principal executive offices are located at 216 Airport Drive, Rochester, New Hampshire 03867. Our telephone number is 603-330-5800 and our website address www.albint.com.
Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K, proxy statements for our annual stockholders' meetings and amendments to those reports are electronically filed with the Securities and Exchange Commission (the “SEC”), and all such reports and amendments to such reports filed subsequent to November 15, 2002, have been and will be made available, free of charge, through our website at www.albint.com as soon as reasonably practicable after such filing. In addition, copies of our Annual Report on Form 10-K will be made available, free of charge, upon written request.
We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

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
We are devoting significant management attention to integrating the business practices and operations of Heimbach. We may experience disruptions to our business and, if integrated ineffectively, it could restrict the realization of the full expected benefits of the acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Heimbach could cause an interruption or loss of momentum in our operations and could adversely affect our business, financial condition and results of operations.
Difficulties in the integration of the acquired business may include rationalizing the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following an acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.
Furthermore, the acquisition of Heimbach may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include difficulty in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; difficulties in the integration of operations and systems, including pricing and marketing strategies; and difficulties in conforming standards, controls, procedures, financial reporting and accounting and other policies, business cultures and compensation structures.
Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations.
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
Heimbach was a privately held company that only closed its books and records annually on December 31st. Interim financial information was limited and reproducing full historical financial records may be difficult. As the Company integrates Heimbach, management could encounter material differences between the accounting policies of the two companies or the financial results of Heimbach for the periods after the fiscal year 2022 audited financial statements, including additional liabilities or other financial information that was not available during due diligence or in the initial period after the closing of the acquisition that, had we known, could have resulted in changes to financial projections, assumptions and estimates used in the fair value of assets acquired and liabilities assumed, assessments used to determine the applicability of certain SEC disclosure requirements or the expected benefit of the transaction.
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

Index

The acquisition may present financial, managerial and operational challenges, including, but not limited to:
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
•Production delays associated with consolidating acquired facilities and manufacturing operations; and
•Potential cybersecurity risks, as acquired systems may not possess the appropriate security measures.
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

The effects of the COVID-19 pandemic and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, financial condition and cash flows are uncertain.
The public health crisis caused by the COVID-19 pandemic and the measures taken by governments, businesses, and the public at large to limit the COVID-19 pandemic's spread has had, and may continue to have, certain negative effects on the markets we serve. These effects included deteriorating general economic conditions in many regions of the world, increased unemployment, decreases in disposable income, decline in consumer confidence, and changes in consumer spending habits. In the U.S. and in several other countries these effects appear to be on the wane. Nevertheless, the evolution of the pandemic, or a new pandemic, governments’ responses to such pandemic(s), and individuals’ behavior in response to pandemic and its effects, in aggregate, continue to impact business conditions in varied and unpredictable ways. Certain adverse impacts specific to the Company include, without limitation:
•During 2023, 2022 and 2021, some employees in various plants contracted the COVID-19 virus, which led to workforce absences of employees that contracted the virus and others that may have been exposed. Highly contagious diseases such as COVID-19 create the risk that we may need to shut down one or more of our facilities for an extended period of time, which could increase our costs and affect our ability to meet commitments to customers. Although we did not shut down any of our plants due to COVID-19 during the height of the pandemic, production at some plants was affected by government shutdown orders in areas adjacent to those plants. There is no guarantee that future government shutdown orders, or our own future shutdowns, should they occur, will not have a more significant impact on our production.
•Behavioral changes that have occurred during and since the pandemic have impacted demand for various products that are made with MC fabrics. The above effects could continue to have an adverse impact on demand for publication paper grades, and perhaps other grades of paper, including without limitation packaging paper grades, as well as on demand for non-woven fabrics and fiber cement products used in the construction industry; such impacts would in turn adversely impact demand for the MC products used to manufacture such paper grades or building products. A decline in revenues would lead to lower gross profit on those products and the possibility of unabsorbed fixed manufacturing costs.
•The AEC segment generates a significant portion of its revenue from commercial aerospace programs, as well as from contracts related to U.S. Department of Defense programs. The COVID-19 pandemic significantly impacted passenger air travel which, in turn, impacted, and may continue to impact, the commercial aerospace programs that provide a source of revenue for the Company. Such programs could be delayed or canceled, which, in addition to a loss of revenue and gross profit, could lead to write-offs for Company investments for those programs. The pandemic has resulted in significant costs for the U.S. government, which could lead to program delays or cancellations, and a corresponding decrease in our revenues.
•Disruptions in supply chains have placed constraints on our ability to source key raw materials and services which could impact our ability to deliver products to customers as scheduled. Additionally, manufacturing or delivery costs could increase.

Index

•While we do not anticipate material impairments on our assets as a result of the COVID-19 pandemic, changes in our expectations for net revenues, earnings potential and cash flows associated with our intangible assets and goodwill that fall below our current projections could result in such assets being impaired.
A number of industry factors have had, and in future periods could have, an adverse impact on net revenues, profitability and cash flow in the Company’s MC and AEC segments.
Significant consolidation and rationalization in the paper industry in recent years have reduced global consumption of paper machine clothing in certain markets and for certain grades. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in the future are likely to have, an adverse effect on paper machine clothing net revenues.
The market for paper machine clothing in recent years has been characterized by continuous pressure to provide more favorable commercial terms, which has continued to place pressure on our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The emergence of Asian competitors exacerbates this risk.
Similar pressures in the markets in which AEC competes along with labor shortages could have an impact on AEC revenues. During 2019, Net revenues under the LEAP contract exceeded $210 million, only to significantly decline in the years that followed due to several factors outside of the Company's control, including the temporary Boeing 737 MAX groundings and the COVID-19 pandemic. Such events drove a reduction in demand for LEAP components and disrupted supply chains for an extended period of time. While these factors have largely subsided, and Net revenues have recovered steadily year over year and now approach 2019 levels, factors like this can recur without notice, on this or on other programs, and cause a detriment to the AEC segment.
Additionally, many of AEC’s customers, as well as the companies supplied by our customers, are under pressure to improve returns on their substantial investments in recent years in new technologies, new programs and new product introductions. This has contributed to a relentless focus on capital investments to reduce costs, resulting in continuous pressure for cost reductions and customer pricing improvement throughout the supply chain. Future consolidation in the aerospace industry could intensify these pressures.
The long-term organic growth prospects of AEC are subject to a number of risks.
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
In addition to dealing with these development and manufacturing execution risks, future AEC growth will likely require increasingly larger amounts of cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. Until AEC is able to consistently generate cash flows sufficient to fund its existing operations and any future investments needed to support its growth, it will remain dependent on the MC segment’s ability to generate cash. A significant decline in MC net revenues, operating income or cash flows could therefore have a material adverse impact on AEC’s growth.

Index

The U.S. Government’s Department of Defense (“DoD”) Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors.
Under the applicable federal regulations for DoD contractors, AEC is required to comply with the agency's current cybersecurity regulations. In addition to these current regulations, AEC will be required to comply with the new CMMC program requirements on future contracts as they are flowed down from our DoD prime customers in the coming years. Given the current and planned future portfolio of U.S. Government-related business and based on the CMMC Proposed Rule released by the DoD in December 2023, AEC expects to be required to comply fully with CMMC Level 2 once the rule is finalized, and eventually CMMC Level 3 for certain programs as those requirements are further defined. This will require a CMMC Third-Party Assessment Organization (C3PAO) assessment for Level 2 certification, as well as a DCMA Defense Industrial Base Cybersecurity Assessment Center (DIBCAC) assessment for any required Level 3 certification. The CMMC compliance requirements are complex, the costs are significant, and the DoD timelines for certifications are aggressive. To the extent that AEC is unable to achieve the required CMMC certifications within the timeframes required by the DoD, AEC may be unable to maintain or grow its business with the DoD and its prime customers.
AEC is subject to significant risks related to the potential manufacture and sale of defective or non-conforming products.
AEC manufactures and sells products that are incorporated into commercial and military aircraft. If AEC were to supply products with manufacturing defects, or products that failed to conform to contractual requirements, we could be required to recall and/or replace them, and could also be subject to substantial contractual damages or warranty claims from our customers. AEC could also be subject to product liability claims if such failures were to cause death, injury or losses to third parties, or damage claims resulting from the grounding of aircraft into which such defective or non-conforming products had been incorporated. We are required to meet, and maintain continuous independent certification, to certain international industry standards including AS/EN9100 quality management system standards and Nadcap Special Processes certifications that are designed to assure rigorous quality standards are maintained throughout the aerospace industry supply chain. Additionally, although we maintain product liability insurance and other insurance at levels we believe to be prudent and consistent with industry practice to help mitigate these risks, these coverages may not be sufficient to fully cover AEC’s exposure for such risks, which could have a material adverse effect on AEC’s results of operations and cash flows.
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
Similarly, in the Company’s AEC segment, a decline in global or regional economic conditions could result in lower orders for aircraft or aircraft engines, or the cancellation of existing orders, which would in turn result in reduced demand for the AEC components utilized on such aircraft or engines. Customer demand for AEC’s lightweight composite aircraft components is driven by market demand for the lighter, more fuel-efficient aircraft engine and other applications into which they are incorporated, such as the CFM International LEAP engine. Fuel costs are a significant part of operating costs for airlines and, in many cases, may constitute a carrier’s single largest operating expense. A sustained drop in oil prices, and related decline in the price of jet fuel, could prompt airlines to defer orders or delivery dates for such newer, more fuel-efficient airframes and aircraft engines, as the urgency to reduce fuel consumption may be lessened. In addition, any economic conditions that led to sustained high interest rates could affect the airline’s ability to finance new aircraft and engine orders.
Weak or unstable economic conditions also increase the risk that one or more of our customers might be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. Furthermore, both the MC and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could also be required to write off amounts that are included in Contract assets or Inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering costs, some of which could be significant depending on the program.

Index

The Company continues to experience increasing labor, raw material, energy, and logistics costs due to supply chain constraints and inflationary pressures.
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
There is a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of machine clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the MC and AEC segments. The risks associated with limited suppliers increased as a result of the COVID-19 pandemic, which has put pressure on the supply chain in general, and on transportation companies that deliver raw materials to us and our products to customers, in particular. While we have been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers under contracts we have with SAFRAN to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality issues relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity. Such issues could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. These disruptions could make it difficult to supply our customers with products on time, which could have a negative impact on our business, financial condition, and results of operations.
The Company also relies on the labor market in many regions of the world to meet our operational requirements, advance our technology and differentiate our products. Low rates of unemployment in key geographic areas in which the Company operates can lead to high rates of turnover and loss of critical talent, which could in turn lead to higher labor costs.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe our brand names and our reputation are important corporate assets that help distinguish our products and services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our reputation is susceptible to material damage by events such as disputes with customers or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery failures, regulatory compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors and other stakeholders that disagree with the way we conduct our business. Similarly, our reputation could be damaged by actions or statements by current or former customers, suppliers, employees, competitors, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers.
Our brand and reputation are also associated with our sustainability strategy, including our public commitments related to climate and the environment and DE&I. Our failure to achieve our commitments could harm our reputation and adversely affect our relationships with customers and suppliers or our talent recruitment and retention efforts. In addition, positions we take or do not take on environmental or social issues may be unpopular with some of our employees, suppliers, customers or potential customers, which may in the future impact our ability to attract or retain employees, suppliers or customers. We also may choose not to conduct business with potential customers or suppliers or discontinue or not expand business with existing customers due to these positions.
There is a risk that negative or inaccurate information about the Company, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing customers reluctant to select us for new opportunities or could negatively impact our relationships with existing customers and suppliers, resulting in a loss of business, and could adversely affect our talent recruitment and retention efforts. Damage to our reputation could also reduce investor confidence in the Company, materially adversely affecting our share price.
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

Index

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
Conditions in the paper industry have required, and could further require, the Company to reorganize its operations, which could result in significant expense and could pose risks to the Company’s operations.
In the recent past, we engaged in significant restructuring that included the closing of manufacturing operations. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on these remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can be quick to attempt to exploit these situations. Although we plan each step of the process carefully, and work to reassure customers who could be affected that their requirements will continue to be met, we could lose customers and associated revenues if we fail to execute properly on any restructuring.
Natural disasters at one or more of our facilities could make it difficult for us to meet our supply obligations to our customers.
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
Significant consolidation of manufacturing operations in our MC segment over the past decade has reduced the number of facilities available to produce our products, and increased utilization significantly at remaining facilities. Not all product lines are produced at, or are capable of being produced at, all facilities. We have certain MC facilities that are located in or near higher risk flood zones in Mexico, China, Italy, Germany, and Switzerland, that may be vulnerable to flood, storm surge or earthquake risks.
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
The Company has been named as defendant in a large number of suits relating to the actual or alleged exposure to "asbestos-containing products." In addition to asbestos-related claims, the Company may be exposed to other liabilities related to cyber incidents and the products and services we provide. AEC is engaged in designing, developing, and manufacturing components for commercial jet aircraft and defense and technology systems and products. We expect this portion of the business to grow in future periods. Although we maintain insurance for the risks associated with our businesses, there can be no assurance that the amount of our insurance coverage will be adequate to cover all claims or liabilities. In addition, there can be no assurance that insurance coverage will continue to be available to us in the future at a cost that is acceptable. Any material liability not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. Also see "The Company is subject to legal proceedings and legal compliance risks".

Index

The Company has significant manufacturing operations outside of the U.S., which could involve many uncertainties.
We currently have manufacturing facilities outside the U.S. In 2023, 43 percent of consolidated Net revenues were generated by our non-U.S. subsidiaries. Operations outside of the U.S. are subject to a number of risks and uncertainties, including: governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.
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
These ongoing conflicts, along with other geopolitical uncertainties such as the current conflict in the Middle East, could have broader adverse impacts on macroeconomic factors that impact our business, cash flows, financial condition and results of operations.
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
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We have a history of making acquisitions and we expect to opportunistically seek to make acquisitions in the future. We are subject to numerous risks as a result of our acquisition strategy, including, but not limited to, the following:
•We may invest time and capital pursuing acquisitions that do not materialize;
•We may incur costs and expenses associated with any unidentified or potential liabilities of the acquired companies;
•We may not achieve anticipated revenue and cost benefits from the acquisitions;

Index

•We may encounter unforeseen difficulties in integrating the acquired operations into our existing operations; and
•Our past or future acquisitions might not ultimately improve our competitive position and business.
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
Risks related to our contracts
AEC is subject to significant financial risk related to potential quality escapes that could cause customer recalls, or production shortfalls that could cause delays in customer deliveries.
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
Long-term supply contracts in our AEC segment pose certain risks.
AEC has a number of long-term contracts with fixed pricing, and is likely to enter into similar contracts in the future. While long-term contracts provide an opportunity to realize steady and reliable revenues for extended periods, they pose a number of risks, such as program cancellations, reductions or delays in orders by AEC’s customers under these contracts, the termination of such contracts or orders, changes in the customers’ requirements that may not entitle AEC to additional compensation or payment, or the occurrence of similar events over which AEC has no or limited control.
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

Index

by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future revenues and segment operating income.
AEC derives a significant portion of its revenue from contracts related to U.S. Government Department of Defense, which are subject to unique risks.
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

See also “The U.S. Government’s Department of Defense Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors.”
The loss of one or more major customers could have a material adverse effect on Net revenues and profitability.
Our customer Safran accounted for approximately 39 percent of Net revenues in the AEC segment in 2023, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, and although this is a cost-plus-fee arrangement, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on AEC’s Net revenues and profitability.
LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo and COMAC 919 aircraft. The LEAP long-term supply agreement contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment Net revenues and profitability.
A substantial portion of AEC’s non-LEAP revenue in the near term, and revenue growth opportunity in the longer term, is dependent upon a small number of customers and programs. Unlike the 3D-woven composite components supplied by ASC, parts supplied for such non-LEAP programs are capable of being made by a number of other suppliers. Such programs include airframe components for the F-35, forward fuselage frames for the Boeing 787, and sponsons, tail-rotor pylons, horizontal stabilizers and struts for the CH-53K helicopter. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future Net revenues and operating income.
Our top ten customers in the MC segment accounted for a significant portion of our Net revenues in 2023. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on MC's Net revenues and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.

Index

Risks related to information technology and cybersecurity

We are dependent on information technology networks, systems and cloud-based services to securely process, transmit and store electronic information and to communicate among our locations around the world and with our employees, customers and suppliers. The failure to prevent attacks on our operational systems and/or infrastructure or our cloud-based providers could result in disruptions to our businesses, loss or disclosure of regulated data, or the loss or disclosure of confidential and proprietary intellectual property or other assets.
As the breadth and complexity of this infrastructure continues to grow, including the increasing reliance on, and use of, mobile technologies and cloud-based services, and as many of our employees continue to work remotely following the coronavirus pandemic, the risk of security incidents and cyberattacks has increased. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. The use of emerging technologies by organized cyber criminals, such as artificial intelligence and quantum computing, has increased the range of security threats faced by the Company. As AEC continues to perform aerospace and defense work, attacks from threat actors could become more persistent, including attacks from highly organized adversaries such as nation state actors, which target the defense industrial base and other critical infrastructure sectors. The improper conduct of our employees or others working on our behalf who have access to export controlled or other sensitive information could also adversely affect our business and reputation.
Our customers, suppliers, and subcontractors experience similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Breaches in our supply chain could compromise our data and adversely affect customer deliverables. We also rely on our supply chain to adequately detect and report cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.

Our information technology systems, processes, sites and cloud-based providers may suffer interruptions or failures which may affect our ability to conduct our business.
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

We face legal, reputational and financial risks from any failure to protect customer and/or Company data from security incidents or cyberattacks.
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
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR, the Cybersecurity Law of the People's Republic of China, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. We are subject to U.S. federal procurement regulations such as the DFARS clause 252.204-7012, based on the NIST 800-171 framework whose goal is protecting controlled unclassified information in non-federal systems and organizations. In 2023, we continued efforts to comply with the forthcoming U.S. Department of Defense Cybersecurity Maturity Model Certification ("CMMC") program, which will impact us in the coming years as it is formalized through the DFARS and those regulations are incorporated into our contracts for government programs.

Index

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
Risks related to our financial matters
Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations.
We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. The effect of currency rate changes on gross profit in the MC segment can be difficult to anticipate because we use a global sourcing and manufacturing model. Under this model, while some non-U.S. Net revenues and associated costs are in the same currency, other non-U.S. Net revenues are denominated in currencies other than the currency in which most costs of such sales are incurred. At the same time, the geographic sources of materials purchased (and the currencies in which these purchases are denominated) can vary depending on market forces, and the Company may also shift production of its products between manufacturing locations, which can result in a change in the currency in which certain costs to produce such products are incurred.
Changes in exchange rates can result in revaluation gains and losses that are reflected in our Consolidated Statements of Income. Revaluation gains and losses occur when our business units hold financial assets or liabilities denominated in a currency other than their functional currency. Operating results can also be affected by the translation of Net revenues and costs from each non-U.S. subsidiary’s functional currency to the U.S. dollar.
Changes in the value of foreign currencies relative to the U.S. dollar could impact the reported level, in U.S. dollars, of Net revenues and operating expenses which are denominated in those currencies.
Changes in currency exchange rates could adversely affect the Company’s business, financial condition or results of operations.
We have a substantial amount of indebtedness. At December 31, 2023, the Company had outstanding long-term debt of $453 million.
At December 31, 2023, our leverage ratio (as defined in our primary borrowing agreement) was 1.25 to 1.00, and we had borrowed $446 million under our $800 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.
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

Index

As of December 31, 2023, we had approximately $354 million of additional borrowing capacity under our $800 million revolving credit facility. The incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.

Significant changes in critical estimates and assumptions related to pension and other postretirement benefit (“OPEB”) costs and liabilities could affect our earnings and pension contributions in future periods.
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
The Company is exposed to the risk of increased expense in health-care related costs.
We are largely self-insured for some employee and business risks, including health care programs in the U.S. Losses under all of these programs are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries and service providers. However, these liabilities are difficult to assess and estimate due to unknown factors, including the severity of an illness and the number of incidents not reported. The accruals are based upon known facts and historical trends, and management believes such accruals to be adequate. The Company also maintains stop-loss insurance policies to protect against catastrophic claims above certain limits. If actual results significantly differ from estimates, our financial condition, results of operations, and cash flows could be materially impacted by losses under these programs, as well as higher stop-loss premiums in future periods.

Unanticipated changes in tax laws or exposure to additional tax liabilities could affect our future profitability.
We are subject to income taxes in both the U.S. and various non-U.S. jurisdictions. Unanticipated changes in foreign and domestic tax laws, regulations, or policies, or their interpretation and application by regulatory bodies, or exposure to additional tax liabilities could affect our future profitability and cash flows. Our domestic and international tax liabilities are dependent upon the distribution of income among these jurisdictions. Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, as well as changes in the overall profitability of the Company, tax legislation, and generally accepted accounting principles.
As of December 31, 2023, we have approximately $130.7 million of net operating loss (“NOL”) carryforwards in various taxing jurisdictions. Our ability to utilize the NOL carryforward could be adversely impacted by several factors, including but not limited to significant changes to tax legislation and lower than expected future earnings of the Company.
We are subject to tax audits by various tax authorities in many jurisdictions. Following the acquisition of Heimbach, the open tax years in these jurisdictions range from approximately 2009 to 2023. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results.
Risks related to our legal and regulatory environment
The Company may fail to adequately protect its proprietary technology, which would allow competitors or others to take advantage of its research and development efforts.

Index

Proprietary trade secrets are a source of competitive advantage in each of our segments. If our trade secrets were to become available to competitors, it could have a negative impact on our competitive strength. We employ measures to maintain the confidential nature of these secrets, including maintaining employment and confidentiality agreements, maintaining clear policies intended to protect such trade secrets, educating our employees about such policies, clearly identifying proprietary information subject to such agreements and policies, and vigorously enforcing such agreements and policies. Despite such measures, our employees, consultants, and third parties to whom such information may be disclosed in the ordinary course of our business may breach their obligations not to reveal such information, and any legal remedies available to us may be insufficient to compensate our damages.
The Company is subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings in multiple jurisdictions where we conduct business. Litigation is an inherently unpredictable process and unanticipated negative outcomes are always possible. An adverse outcome in any period could have an adverse impact on the Company’s operating results for that period.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.
We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anti corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, sustainability and climate initiatives, human capital requirements, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations further increases the difficulty of compliance.
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
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anti corruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. The Company provides, and all employees must participate in, regular training activities with respect to the Company's business ethics standards and expectations. Our employees, subcontractors, suppliers, and agents, any companies we may acquire and their employees, subcontractors, suppliers and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anti corruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
Our global operations are subject to increasing environmental, social and governance regulatory requirements, increasing operational and compliance costs, as well as the risk of noncompliance.
Increasing stakeholder environmental, social and governance expectations, physical and transition risks associated with climate change, emerging sustainability and social regulation, contractual requirements, and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global

Index

supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product designs, result in carbon offset investments or otherwise could negatively impact our business and/or competitive position. Increasing industry performance standards, increasing sustainability disclosure requirements in the U.S. and globally, and requirements on manufacturing and product air pollutant emissions, especially GHG emissions, may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
Changes in laws and regulations could also mandate significant and costly changes to the way we conduct our business, including increasing the cost of compliance, or could impose additional taxes. Such changes may result in contracts being terminated, greater costs to us, or could have a negative impact on our ability to obtain future work from government customers. Changes in sustainability reporting requirements may impact our global operations as we begin collecting information for reports to be published according to new standards. We will face significant challenges in being able to implement separate but overlapping standard-setting initiatives, which may contain inconsistencies. As we devote increasing amounts of resources to sustainability reporting, there remains uncertainty about how to address various sustainability issues, including enforcement in voluntary frameworks. Intensive work will need to be done in short timetables to comply with newly-introduced sustainability standards, with resultant transition costs. Non-compliance could result in various penalties, including liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions. Given the reach of new and proposed regulations in the jurisdictions where we operate, there is the possibility that we may not be able to comply, or may not be able to comply in time. We also may not be able to ensure that relevant companies within our supply chain are compliant with applicable supply chain due diligence acts, which may require us to embark on new due diligence processes with other companies and in some cases parting ways with suppliers.
We closely monitor developments in sustainability- and climate change-related laws, regulations and policies for their potential effect on our business, however, we are currently not able to accurately predict the materiality of any potential costs associated with such developments. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend, and our business could be adversely affected by the outcome.
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
We may not pay cash dividends on our Common Stock.
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
In the future, we may also enter into other credit agreements or other borrowing arrangements or issue debt securities that, in each case, restrict or limit our ability to pay cash dividends on our common stock. In addition, since a significant portion of our cash is generated from operations of our subsidiaries, our ability to pay dividends is in part dependent on the ability of our subsidiaries – some of which are located outside of the U.S. – to make distributions to us. Such distributions will be subject to their operating results, cash requirements and financial condition, as well as our ability to repatriate cash held by non-U.S. subsidiaries. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.
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
As of February 16, 2024, we had 31.2 million shares of Class A Common Stock outstanding. In addition, shares of Class A Common Stock are issuable upon the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY

Risk Management and Strategy
Albany International Corp. views cybersecurity risk management as a cornerstone of our Enterprise Risk Management ("ERM") strategy, and we are committed to protecting our digital assets and sustaining investor confidence. Cybersecurity risks we face include data breaches, operational disruptions, reputational harm, and regulatory fines. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our customers and suppliers, and unauthorized disclosure of sensitive or confidential information, potentially including personal data and proprietary business information. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential Company, employee, customer or supplier data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our or our customer’s business, cause us to lose customers and result in significant financial exposure and legal liability.
These risks are identified, assessed and managed within the broader context of our ERM strategy, ensuring a comprehensive approach to organizational risk. We incorporate cybersecurity risk assessments into our overall enterprise risk assessment process. This integration ensures that cyber risks are evaluated and managed alongside other operational, financial, and strategic risks, offering a holistic view of our risk landscape. Our ERM strategy is overseen by an Enterprise Risk Management Committee, which is made up of representatives from our finance, legal, accounting, internal audit and global information systems functions, our business leaders and members of the Senior Leadership Team. It is led by our Chief Financial Officer and its actions are reported to our Board of Directors on a quarterly basis.

Index
Our Chief Information Officer and Director of Information Security, along with members of their respective teams, are responsible for identifying and managing cybersecurity risk. The Senior Leadership Team, the Board of Directors and the Board’s Audit Committee receive regular updates and engage in regular strategic discussions relating to cybersecurity risk management as part of their overall oversight of risk management.
Our cybersecurity framework leverages internationally recognized standards, including the CIS 20 and the NIST SP 800-171 frameworks, and is required to comply with the Department of Defense CMMC. We have policies and procedures in place designed to maintain compliance with relevant cybersecurity and data privacy laws and regulations in the jurisdictions in which we operate, such as the European Union GDPR and the California Consumer Privacy Act.
Our cybersecurity strategy includes policies, procedures, and technology that proactively safeguard our operations against cybersecurity threats. Internal teams and external experts regularly conduct risk assessments and audits to identify cybersecurity threats, ensure regulatory compliance, and adhere to control process best practices. Continuous monitoring of our networks and systems for threats and vulnerabilities is a key component of our strategy, supported by the analysis of threat intelligence from external sources. This multi-layered approach enables early detection and facilitates prompt response to potential cybersecurity threats. We regularly review and update our cybersecurity strategies, policies and procedures, taking into consideration the latest advancements in cybersecurity practices and changes to the threat landscape.
We have a cybersecurity incident response and crisis management plan in place, which incorporates regular training and simulation exercises, including with senior management, to ensure readiness and efficacy in responding to cybersecurity incidents. Our incident response and crisis management plan coordinates the activities we will take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate reputational damage.
In addition, we provide regular security awareness education and training for all employees and consultants, conduct internal “phishing” testing and training for “clickers,” require mandatory security training for all new hires and publish periodic cybersecurity newsletters to highlight any emerging or urgent security threats. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident.
We engage qualified third-party cybersecurity experts for in-depth cyber risk assessments, penetration tests, and compliance audits, which provide impartial perspective and insight into our cybersecurity posture and we engage consultants for the development and refinement of our cybersecurity strategy and maturity, drawing upon industry best practices and regulatory knowledge. These collaborations also include the refinement of our incident response and crisis management plan and employee training, emphasizing the transfer of knowledge for sustainable in-house capabilities.
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers. We set clear objectives for third-party service providers, and we assess cybersecurity practices and any history of security incidents before engaging any potential service providers. Our contracts explicitly include requirements relating to cybersecurity, including adherence to certain standards, to ensure compliance with our security protocols. Once engaged, we regularly monitor the cybersecurity posture of these providers through surveys and reports, audits, and performance reviews.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. Based on our review of past cybersecurity incidents, we believe that all such incidents were addressed promptly and effectively. In the last fiscal three years, we have not experienced any material information cybersecurity incidents and the expenses we have incurred from any cybersecurity incidents were immaterial. See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for more information on our cybersecurity-related risks.
Governance
Board of Directors
The Board of Directors oversees our risk management processes, including with respect to cybersecurity risk, and the Board considers cybersecurity risk management an enterprise priority. The Board has delegated primary

Index
responsibility for reviewing and discussing with management our strategies, initiatives and policies relating to cybersecurity to the Audit Committee, which regularly reports to the full Board regarding such review and discussions. In addition, in connection with its oversight of cybersecurity risks in relation to financial reporting and internal controls, the Audit Committee plays a crucial role in the Board’s understanding and management of the financial and operational impacts of cybersecurity risks.
As part of their oversight of cybersecurity risk, the Board and Audit Committee regularly review detailed cybersecurity reports, which include analyses of the threat landscape, recent incidents, and the efficacy of our cybersecurity strategy. In addition, the Chief Information Officer provides bi-annual updates to the Audit Committee and annual briefings to the full Board on our cybersecurity posture, strategy, and risk management. These reviews and updates are complemented by ongoing cybersecurity training for board members to enhance their decision-making and oversight effectiveness.
Regular active engagement in strategic discussions by the Board and Audit Committee ensures that cybersecurity considerations are effectively integrated into our overall business strategy and align with Company objectives and demonstrates the Board’s commitment to proactive cybersecurity oversight.
Management
Although the Board oversees our overall risk management, day-to-day management of cybersecurity risk is the responsibility of management. Management’s critical role involves assessing and managing these risks through regular evaluations, deploying advanced security measures, and developing policies. Management integrates these strategies across all our operations, fostering a culture of cybersecurity awareness within the Company. This proactive stance is essential to safeguarding digital assets and ensuring operational resilience against evolving cyber threats.
Quarterly, the Chief Information Officer presents detailed cybersecurity reports to the Enterprise Risk Committee, focusing on strategic initiatives and evolving threats. The Enterprise Risk Committee, meeting quarterly, evaluates cybersecurity within the broader organizational risk context, ensuring consistent assessment and management.
The Chief Financial Officer chairs quarterly Enterprise Risk Management Committee meetings to review and evaluate various risk factors, including cybersecurity. The Chief Financial Officer's expertise in financial risk management, strategic planning, and organizational leadership is instrumental in guiding the committee's discussions and decisions. The Chief Financial Officer ensures that appropriate financial and operational implications of cybersecurity risk are considered and integrated into our Enterprise Risk Management Strategy.
The Chief Information Officer oversees our broader IT strategy, including cybersecurity, and presents quarterly to the Enterprise Risk Management Committee, bi-annually to the Audit Committee, and annually to the Board. The Chief Information Officer's expertise in information technology, cybersecurity, and strategic planning, forged over 24 years, 20 of which has been spent in leadership at global publicly traded companies, is integral to our approach to cybersecurity risk management. This expertise is crucial in aligning our cybersecurity initiatives with business objectives, ensuring that our strategies effectively support the Company's overall goals.
The Director of Information Security, reporting to and collaborating with the Vice President of Information Technology & the Chief Information Officer, manages our Enterprise Cybersecurity team. Day-to-day responsibilities include the implementation of cybersecurity strategies, cybersecurity risk management, and enhancing defenses against evolving threats. Our Director of Information Security has over 30 years of IT experience, 10 of which have been spent leading the Company’s cybersecurity efforts. The Information Security Director plays a key role in shaping our cybersecurity strategy, ensuring alignment with industry standards and integration into our broader IT strategy.
Regular reporting channels between the Director of Information Security, the Chief Information Officer, and the Chief Financial Officer facilitate a cohesive, well-informed approach to managing cybersecurity risks. These reports include detailed analyses of potential threats, incident response readiness, and the effectiveness of existing cybersecurity measures.
Item 2.    PROPERTIES
Our principal manufacturing facilities are located in Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, South Korea, Spain, Sweden, Switzerland, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.1 million square feet, of which 1.2 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States

Index
comprise approximately 5.6 million square feet, of which 4.8 million square feet are owned and 0.8 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2024.
Item 3.    LEGAL PROCEEDINGS
The information set forth above is described in Note 21, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Index

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We have Class A Common Stock with a par value of $0.001. Our Class A Common Stock is principally traded on the New York Stock Exchange under the ticker symbol AIN. According to Broadridge, as of December 31, 2023, there were over 50,000 beneficial owners of our Class A Common Stock, including employees owning shares through our 401(k) defined contribution plan. Dividends are paid on our Class A Common Stock. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2023
Cash dividends per share	$0.25	$0.25	$0.25	$0.26
Class A Common Stock prices:
High	$113.72	$93.28	$96.89	$98.96
Low	$85.28	$84.92	$83.53	$78.48
2022
Cash dividends per share	$0.21	$0.21	$0.21	$0.25
Class A Common Stock prices:
High	$91.25	$87.91	$97.20	$104.34
Low	$80.84	$75.94	$77.50	$81.62

Index

The graph below compares the cumulative 5-Year total return of holders of Albany International Corp.’s common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of nineteen companies included in the customized peer group which are: Astronics Corp, Idex Corp, Barnes Group Inc, Enpro Inc, Tredegar Corp, Ducommun Inc, Curtiss-Wright Corp, Watts Water Technologies Inc, Hexcel Corp, Nordson Corp, Glatfelter Corp, Heico Corp, Esco Technologies Inc, Enerpac Tool Group Corp, Rogers Corp, Trimas Corp, Kadant Inc, National Presto Industries Inc, and Mativ Holdings Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Albany International Corp., the Russell 2000 Index,
and a Peer Group

$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Albany International Corp.
Russell 2000
Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Copyright© 2024 Russell Investment Group. All rights reserved.
Fiscal year ending December 31.

December 31,	2018	2019	2020	2021	2022	2023
Albany International Corp.	100.00	122.79	120.44	146.48	164.88	166.07
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Peer Group	100.00	136.04	145.75	173.93	164.96	190.56
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Restrictions on dividends and other distributions are described in Note 17, Financial Instruments of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Disclosures of securities authorized for issuance under equity compensation plans are included under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Index

In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 1,308,003 shares for a total cost of $109.4M, of which 1,022,717 shares were repurchased in 2022 for $85.1 million and 285,286 shares were repurchased in 2021 for $24.3 million. The Company made no share repurchases during 2023.
Issuer Purchases of Equity Securities during the three months ended December 31, 2023

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
October 1 to October 31, 2023	—	—	—	90,561
November 1 to November 30, 2023	—	—	—	90,561
December 1 to December 31, 2023	—	—	—	90,561
Total	—		—	90,561

Item 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes included under Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
The MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023, incorporated herein by reference.

Business Environment Overview and Trends
Our reportable segments, Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”) draw on the same advanced textiles and materials processing capabilities, and compete on the basis of product-based advantage that is grounded in those core capabilities.
The MC segment is the Company’s long-established core business and primary generator of cash. While it has been negatively impacted by declines in publication grades in the Company’s traditional markets, there has been some offsetting effect due to growth in demand for packaging and tissue grades, as well as the expansion of paper consumption and production in Asia and South America. We believe we are well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets

Index

in which our products are sold are expected to have low levels of growth and we face pricing pressures in all markets. Despite these market pressures on revenue, the MC business retains the potential for maintaining stable earnings in the future. MC has been a significant generator of cash, and we seek to maintain the cash-generating potential of this business by maintaining the low costs that we have achieved through continuous focus on cost-reduction initiatives, and competing vigorously by using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality. On August 31, 2023, we acquired Heimbach, a privately-held manufacturer of paper machine clothing headquartered in Düren, Germany, which provides MC with an increase in scale and complementary technology that further drives MC's differentiated manufacturing sales and service network. See Note 24, Business Combination, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
The AEC segment provides significant longer term growth potential for the Company. Our strategy is to grow by focusing our proprietary 3D-woven technology, as well as our non-3D technology capabilities, on high-value aerospace (both commercial and defense) applications, while at the same time performing successfully on our portfolio of growth programs. AEC (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10 percent noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group ("SAFRAN") and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM International’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net revenues in 2023. AEC, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. AEC’s current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787 aircraft, and vacuum waste tanks for Boeing commercial aircraft. AEC is actively engaged in research to develop new applications in both commercial and defense aircraft engine and airframe markets. In 2023, approximately 39 percent of AEC net revenues were related to U.S. government contracts or programs.
Consolidated Results of Operations
Net Revenues
The following table summarizes our Net revenues by business segment:

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Machine Clothing	$670,768	$609,461	$619,015
Albany Engineered Composites	477,141	425,426	310,225
Total net revenues	$1,147,909	$1,034,887	$929,240
% change	10.9%	11.4%	3.2%
Changes in currency translation rates had the effect of decreasing 2023 Net revenues by $0.8 million, driven by the weaker Renminbi, which was partially offset by the stronger Euro, as compared to 2022. Excluding the effect of changes in currency translation rates, consolidated Net revenues increased 11 percent.
Net revenues in MC increased 10.5 percent, excluding the effect of changes in currency translation rates, compared to 2022, driven by the acquisition of the Heimbach business in August 2023, which contributed Net revenues of $51.2 million. MC net revenues also improved due to better performance in tissue and packaging grades, which was partially offset by lower revenues from engineered fabrics.
AEC's Net revenues increased 11.7 percent, excluding the effect of changes in currency translation rates, primarily due to revenue growth across AEC's portfolio of commercial programs including LEAP, Boeing 787 Frames, GE9X and other commercial programs. Recurring production revenues for defense programs grew year-over-year, however, the defense growth was more than offset by lower non-recurring revenues associated with the start-up of the CH-53K aft transition program.
Backlog
Backlog represents the summation of the value of all firm, open orders from customers at both segments. Backlog in the MC segment was $256 million at December 31, 2023, which included $72 million related to Heimbach, and $172 million at December, 31 2022. Backlog in the AEC segment increased to $494 million at December 31,

Index

2023, compared to $414 million at December 31, 2022. The increase in AEC’s backlog was primarily due to growth on the LEAP and CH-53K programs. All of the backlog in MC and approximately 75 percent of the AEC backlog is expected to be invoiced during the next 12 months.
Gross Profit
The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Machine Clothing	$331,558	$312,285	$322,457
Albany Engineered Composites	92,160	77,497	55,934
Total	$423,718	$389,782	$378,391
% of net revenues	36.9%	37.7%	40.7%
The increase in 2023 Gross profit, as compared to 2022, was principally due to increased Net revenues in both segments and the acquisition of Heimbach. The change in gross profit as a percentage of revenues for each segment is as follows:
•MC gross profit margin decreased from 51.2 percent in 2022 to 49.4 percent in 2023 in MC. This margin decrease was partially driven by increased cost of goods sold at Heimbach, which included the non-recurring amortization of the fair value step-up of acquired inventory of $5.5 million. In addition, gross profit margin decreased as a result of increased input costs, mainly due to the inflationary environment, and lower overhead absorption.
•AEC gross profit margin increased from 18.2 percent in 2022 to 19.3 percent in 2023. Growth in LEAP and other commercial programs contributed to improved overhead absorption, which improved gross profit margins.
Selling, General, and Administrative ("SG&A")
Selling, general and administrative ("SG&A") expenses include segment selling, general and administrative expenses and corporate expenses. The following table summarizes SG&A by business segment:

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Machine Clothing	$107,246	$81,391	$79,570
Albany Engineered Composites	34,597	30,565	26,852
Corporate	73,072	56,757	53,705
Total	$214,915	$168,713	$160,127
% of net revenues	18.7%	16.3%	17.2%

Consolidated SG&A expenses increased 27.4 percent as compared to 2022. SG&A expenses also increased as a percentage of Net Revenues from 16.3 percent in 2022 to 18.7 percent in 2023. The change in SG&A by segment is driven by the following:
•MC SG&A expenses increased $25.9 million as compared to 2022, of which $20.5 million of the increase relates to the acquisition of Heimbach and $4.6 million was due to changes in currency translation rates. Excluding Heimbach and changes in currency translation rates, MC's SG&A increase was modest at $0.8 million driven primarily by higher wages.
•AEC SG&A expenses increased $4.0 million as compared to 2022, of which $1.7 million was due to increased incentive compensation and personnel-related costs and $0.9 was related to investments in business development, including increases in marketing and trade show activities.
•Corporate SG&A expenses increased $16.3 million principally due to non-recurring acquisition-related costs and other non-recurring strategic costs of $4.6 million, $2.7 million of vesting of retirement compensation

Index

costs for the former CEO, $4.3 million in higher employee-related compensation and $3.1 million of IT-related costs.
Technical and Research
Technical and research expenses include technical, product engineering, internally funded research and development expenses.
The following table summarizes technical and research expenses by business segment:

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Machine Clothing	$24,651	$24,588	$26,032
Albany Engineered Composites	15,976	15,353	12,890
Total technical and research expenses	$40,627	$39,941	$38,922
% of net revenues	3.5%	3.9%	4.2%

Consolidated Technical and research expenses increased 1.7 percent as compared to 2022, however, as a percentage of Net revenues, it decreased from 3.9 percent in 2022 to 3.5 percent in 2023. The change in Technical and research expenses by segment is driven by the following:
•MC Technical and research expenses remained largely consistent with the prior year, increasing only marginally.
•AEC Technical and research expenses increased $0.6 million as compared to 2022, due to increases in research material and labor costs.
Restructuring
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, operating income was affected by Restructuring expenses, net, which was insignificant in both the current and prior year, and was related primarily to the winding down of restructuring actions taken in prior periods. For more information on our restructuring charges, see Note 5, Restructuring, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

Operating Income
The following table summarizes operating income/(loss) by business segment:

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Machine Clothing	$199,378	$206,214	$215,654
Albany Engineered Composites	41,587	31,579	16,160
Corporate	(73,071)	(56,771)	(53,803)
Total operating income	$167,894	$181,022	$178,011
% of net revenues	14.6%	17.5%	19.2%
See the Segment Results of Operations section of this Management Discussion and Analysis of Financial Condition and Results of Operations for significant drivers of Operating income/(loss) for each business segment.
Other Earnings Items
The following table summarizes other earnings items that are presented below Operating income:

	(in thousands)
Years ended December 31,	2023	2022	2021
Interest expense, net	$13,601	$14,000	$14,891
Pension settlement expense	—	49,128	—
AMJP grant	—	—	(5,832)
Other (income)/expense, net	(6,163)	(14,086)	3,021
Income tax expense	48,846	35,472	47,163
Net income/(loss) attributable to the noncontrolling interest	490	746	290
Interest Expense/(income), net
Interest expense/(income), net, decreased over the prior year as a result of higher interest earned on Cash and cash equivalents, in addition to lower interest expense on finance leases. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.
Pension settlement expense
During 2022, the Company took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred during 2023. See Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
AMJP grant
During 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. No such award was granted during 2022 or 2023. See Government Grants under Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
Other (income)/expense, net
Other (income)/expense, net included foreign currency related transactions that resulted in gains of $2.9 million during 2023 and gains of $10.0 million during 2022. During 2023, the stronger Mexican Peso primarily drove transaction gains on nonfunctional currency monetary liabilities, while during 2022, the weaker Euro primarily drove transaction gains related to nonfunctional currency monetary assets.
During 2022, the Company recorded a gain of $3.4 million on the sale of IP addresses that the Company had no future critical need to retain. There were no similar gains of this nature during 2023.

Index

Income Taxes

Years ended December 31,	2023	2022	2021

Effective tax rate	30.4%	26.9%	28.4%
The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15 percent intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Although we do not expect these rules to materially increase our global tax costs in 2024, there remains uncertainty as to the final Pillar Two model rules. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On January 17, 2024, the House Ways and Means Committee announced a draft legislation called "The Tax Relief for American Families and Workers Act of 2024". This act would restore 100% bonus depreciation for property placed in service after December 31, 2022 and before January 1, 2026; and retroactively restore the ability to deduct domestic research and experimentation costs that were required to be capitalized beginning in 2022 under Section 174. On January 31, 2024, the United States House of Representatives voted to approve this bill, which will now go to the United States Senate. We will continue to monitor the status of this legislation and assess the potential impact, if passed.
For more information on income tax, see Note 7, Income Taxes, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 58 percent of our consolidated revenues during 2023. A summary of MC's selected financial results is as follows:
Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Net revenues	$670,768	$609,461	$619,015
% change	10.1%	-1.5%	8.0%
Gross profit	331,558	312,285	322,457
% of net revenues	49.4%	51.2%	52.1%
SG&A expenses	107,246	81,391	79,570
Technical and research expenses	24,651	24,588	26,032
Operating income	199,378	206,214	215,654
Net revenues
MC's Net revenues increased 10.1 percent in 2023, driven by the acquisition of the Heimbach business in August, which contributed Net revenues of $51.2 million. Net revenues also increased due to better performance in tissue and packaging grades, which was partially offset by lower revenues in engineered fabrics. Changes in currency translation rates had the effect of decreasing 2023 Net revenues by $2.6 million, driven by the weaker Renminbi, which was partially offset by the stronger Euro, as compared to 2022.
Gross Profit
MC gross profit increased $19.3 million, driven by the additional gross profit from Heimbach's revenues and organic revenue growth. Gross profit margin decreased from 51.2 percent in 2022 to 49.4 percent in 2023. This margin decrease was partially driven by increased cost of goods sold at Heimbach, which included the non-recurring amortization of the fair value step-up of acquired inventory of $5.5 million. In addition, gross profit margin decreased as a result of increased input costs, mainly due to the inflationary environment, and lower overhead absorption.
Operating Income
The decrease in Operating income as compared to 2022 was principally due to Heimbach's operating loss of $6.3 million and increases in SG&A expenses as discussed above.
Albany Engineered Composites Segment
The AEC segment accounted for 42 percent of our consolidated net revenues during 2023. A summary of AEC's selected financial results is as follows:
Review of Operations

	(in thousands, except percentages)
Years ended December 31,	2023	2022	2021
Net revenues	$477,141	$425,426	$310,225
% change	12.2%	37.1%	-5.3%
Gross profit	92,160	77,497	55,934
% of net revenues	19.3%	18.2%	18.0%
SG&A expenses	34,597	30,565	26,852
Technical and research expenses	15,976	15,353	12,890
Operating income/(loss)	41,587	31,579	16,160
Net revenues

Index

AEC's Net revenues increased 12.2 percent primarily due to revenue growth across AEC's portfolio of commercial programs including LEAP, Boeing 787 Frames, GE9x and other commercial programs. These increases amounted to approximately $63.0 million. Recurring production revenues for defense programs grew year-over-year, however, the growth was more than offset by lower non-recurring revenues associated with the start-up of the CH-53K aft transition program. These net decreases amounted to approximately $11.0 million. Excluding the effect of changes in currency translation rates, the increase in Net revenues was 11.7 percent.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for 2023 and 2022. LEAP engines are currently used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft.
In addition, AEC has long-term contracts in which the selling price is fixed. In accounting for these contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost approach. Changes in estimated contract profitability will affect revenue and gross profit when the change occurs, which could have a significant favorable or unfavorable effect on revenue and gross profit in any reporting period. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow.
Gross Profit
Net revenues growth on key programs, as noted above, contributed to improved overhead absorption, driving a Gross profit increase of $14.7 million as compared to 2022. Gross profit margin increased from 18.2 percent in 2022 to 19.3 percent in 2023.
Operating Income/(Loss)
Operating income increased $10.0 million in 2023, principally due to an increase in Gross profit, as described above, partially offset by a $4.0 million increase in SG&A expenses related to incentive compensation, personnel-related costs, and investments in business development activities. The sum of net adjustments to the estimated profitability of long-term contracts decreased AEC operating income by $4.1 million in 2023, compared to an increase in AEC operating income of $0.5 million in 2022.
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

Index

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2023	2022	2021
Net income	$111,610	$96,508	$118,768
Depreciation and amortization	76,733	69,049	74,255
Changes in working capital(a)	(44,214)	(63,478)	16,488
Changes in long-term liabilities, deferred taxes and other credits	(11,829)	(18,629)	(1,532)
Non-cash portion of pension settlement expense	—	42,657	—
Other operating items	15,756	2,107	9,496
Net cash provided by operating activities	148,056	128,214	217,475
Net cash used in investing activities	(217,899)	(96,348)	(53,699)
Net cash used in financing activities	(52,641)	(23,652)	(99,635)
Effect of exchange rate changes on cash flows	4,128	(18,474)	(3,421)
Increase/(decrease) in cash and cash equivalents	(118,356)	(10,260)	60,720
Cash and cash equivalents at beginning of year	291,776	302,036	241,316
Cash and cash equivalents at end of year	$173,420	$291,776	$302,036
_________________________
(a) Includes Accounts receivable, Contract assets, Inventories, Accounts payable and Accrued liabilities.
Net cash provided by operating activities was $148.1 million in 2023, compared to $128.2 million in the same period last year. The increase was driven by higher Net income, improved levels of working capital at MC, and lower cash outflows related to other liabilities. In the previous year, the Company made contributions of approximately $12.6 million to the U.S. Pension plan, in line with the Company's plan to reduce pension obligations over time. No similar payment was made during the current year (see discussion in Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).
We strategically deploy our cash with a focus on investing in our business and new technologies to provide our customers with enhanced capabilities, increase shareholder value, and position ourselves to take advantage of new business opportunities as they arise. Based on such strategy, we have continued to invest in our business and technologies through capital expenditures, research and development, and when appropriate, selective business acquisitions. In the third quarter of 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany, for net cash of $133.5 million, funded using cash on hand. Net cash used in investing activities also included capital expenditures totaling $84.4 million in 2023, compared to $96.3 million in the same period last year, including investments to improve productivity and produce a meaningful impact on energy and resource efficiency.
Net cash used in financing activities during 2023 was $52.6 million compared to $23.7 million in 2022, driven by increased principal payments on debt and increased dividends paid to shareholders during 2023.
Liquidity and Capital Structure
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured credit agreement, $446 million of borrowings were outstanding as of December 31, 2023. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of December 31, 2023, we had cash and cash equivalents of $173.4 million and availability under our Credit Agreement of $354 million, for a total liquidity of approximately $527 million. For more information on the revolving credit agreement, see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

As of December 31, 2023, $133 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The Company has targeted for repatriation $160.8 million of current year and prior year earnings of the Company’s foreign operations. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $154.8 million, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, that is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
Bank debt at the Company's Heimbach subsidiary, of which $32.7 million was assumed in the acquisition, is held by several European financial institutions. Since August 31, 2023 the Company paid down approximately $22 million of this debt ($18.6 million during the fourth quarter of 2023), reducing outstanding debt borrowings at the Company's Heimbach subsidiary to approximately $11 million as of December 31, 2023, of which $4.2 million is classified as Current maturity on long-term debt (see Note 24, Business Combination and Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information).
We have also returned cash to shareholders through dividends and share repurchases. We paid dividends of $31 million and $26 million during 2023 and 2022, respectively. There were no share repurchases in 2023.
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $7 million. There were no material changes in the Company’s off-balance sheet arrangements during 2023.
Other Sources/Uses of Capital
We have contractual commitments to repay debt, make payments under leases, contribute to our pension and postretirement plans, and settle obligations related to agreements to purchase goods and services, income taxes, compensation plans, and as applicable, interest rate swaps. We estimate these contractual commitments amount to approximately $716 million as of December 31, 2023, of which we expect to pay $58 million within the next year. Such commitments are not representative of all our future cash requirements, which will vary based on future needs.

Critical Accounting Policies and Estimates
For the discussion of our accounting policies, see Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the Consolidated Financial Statements. Each of these assumptions is subject to uncertainties and changes in those assumptions or judgments which can affect our results of operations. In addition to the accounting policies stated in Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the financial statement amounts and disclosures are significantly influenced by market factors, judgments and estimates as described below.
Revenue Recognition
Contracts with customers in the MC segment have various terms that can affect the point in time when revenue is recognized. The contractual terms are closely monitored in order to ensure revenue is recognized in the proper period.
Products and services provided under long-term contracts represent a significant portion of net revenues in the AEC segment. AEC’s largest source of revenue is derived from the LEAP contract under a cost-plus-fee agreement. The fee may vary within a narrow range based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred. Under this contract, there is judgment involved in determining applicable contract costs and the amount of revenue to be recognized.

Index

We also have fixed price long-term contracts, for which revenue is generally recognized over time using an input method as the measure of progress. This method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs.
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
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 5.2 percent for 2023.
Based on information provided by actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Income Taxes

Index

We regularly assess the likelihood that deferred tax assets will be realized through the reversal of existing temporary differences and/or future taxable income. To the extent we believe that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established. The amount of a valuation allowance is based upon our best estimate of our ability to realize the deferred tax assets.
Business Combinations
As we enter into business combinations, we perform acquisition accounting requirements including the following:
•Identifying the acquirer,
•Determining the acquisition date,
•Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
•Recognizing and measuring goodwill, as applicable
We complete valuation procedures and record the resulting fair value of the acquired assets and assumed liabilities in accordance with the acquisition method under ASC 805, Business Combinations. The acquisition methodology requires management to make assumptions and apply judgment to determine the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.
In determining the fair value of the tangible assets, including property, plant and equipment, we consider the cost-approach and the market-approach, which estimates the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. In the determination of the fair value of the identified intangible assets, we use cash flow models following the income approach, specifically, a relief from royalty method methodology. Inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price, as applicable. The Heimbach acquisition did not result in any goodwill.
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
Recent Accounting Pronouncements
See Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements for Recent Accounting Pronouncements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Non-GAAP Measures
This Form 10-K contains certain non-GAAP measures that should not be considered in isolation or as a substitute for the related GAAP measures. Such non-GAAP measures include net revenues and percent change in net revenues, excluding the impact of currency translation effects; EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin; Net debt; Net leverage ratio; and Adjusted Diluted earnings per share (or Adjusted EPS). Management believes that these non-GAAP measures provide additional useful information to investors regarding the Company’s operational performance.
Presenting Net revenues and change in Net revenues, after currency effects are excluded, provides management and investors insight into underlying sales trends. Net revenues, or percent changes in net revenues,

Index

excluding currency rate effects, are calculated by converting amounts reported in local currencies into U.S. dollars at the exchange rate of a prior period. These amounts are then compared to the U.S. dollar amount as reported in the current period.
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
The Company defines Adjusted EPS as diluted earnings per share (GAAP), adjusted by the after tax per share amount of costs or benefits not reflective of the Company’s ongoing or expected future operational performance. The income tax effects are calculated using the applicable statutory income tax rate of the jurisdictions where such costs or benefits were incurred or the effective tax rate applicable to total Company results.
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
The following tables show the calculation of consolidated EBITDA and consolidated Adjusted EBITDA:

	(in thousands)
Years ended December 31,	2023	2022	2021
Net income (GAAP)	$111,610	$96,508	$118,768
Interest expense, net	13,601	14,000	14,891
Income tax expense	48,846	35,472	47,163
Depreciation and amortization expense	76,733	69,049	74,255
EBITDA (non-GAAP)	250,790	215,029	255,077
Restructuring expenses, net	282	106	1,331
Foreign currency revaluation (gains)/losses	1,296	(9,829)	(1,442)
CEO transition expenses	2,719	—	—
Inventory step-up impacting Cost of goods sold	5,480	—	—
Dissolution of business relationships in Russia	—	2,275	—
Pension settlement expense	—	49,128	—
IP address sales	—	(3,420)	—
Aviation Manufacturing Jobs Protection (AMJP) grant	—	—	(4,731)
Acquisition/integration costs	5,194	1,057	1,166
Pre-tax (income)/loss attributable to noncontrolling interest	(665)	(817)	(510)
Adjusted EBITDA (non-GAAP)	$265,096	$253,529	$250,891

Index

	(in thousands)
Year ended December 31, 2023	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$199,378	$41,587	$(129,355)	$111,610
Interest expense, net	—	—	13,601	13,601
Income tax expense	—	—	48,846	48,846
Depreciation and amortization expense	23,891	49,030	3,812	76,733
EBITDA (non-GAAP)	223,269	90,617	(63,096)	250,790
Restructuring expenses, net	282	—	—	282
Foreign currency revaluation (gains)/losses (a)	4,117	63	(2,884)	1,296
CEO transition expenses	—	—	2,719	2,719
Inventory step-up impacting Cost of goods sold	5,480	—	—	5,480
Acquisition/integration costs	984	1,081	3,129	5,194
Pre-tax (income) attributable to noncontrolling interest	(24)	(641)	—	(665)
Adjusted EBITDA (non-GAAP)	$234,108	$91,120	$(60,132)	$265,096

	(in thousands)
Year ended December 31, 2022	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$206,214	$31,579	$(141,285)	$96,508
Interest expense, net	—	—	14,000	14,000
Income tax expense	—	—	35,472	35,472
Depreciation and amortization expense	19,483	46,202	3,364	69,049
EBITDA (non-GAAP)	225,697	77,781	(88,449)	215,029
Restructuring expenses, net	92	—	14	106
Foreign currency revaluation (gains)/losses (a)	(520)	672	(9,981)	(9,829)
Dissolution of business relationships in Russia	1,494	—	781	2,275
Pension settlement expense	—	—	49,128	49,128
IP address sales	—	—	(3,420)	(3,420)
Acquisition/integration costs	—	1,057	—	1,057
Pre-tax (income) attributable to noncontrolling interest	—	(817)	—	(817)
Adjusted EBITDA (non-GAAP)	$226,763	$78,693	$(51,927)	$253,529

	(in thousands)
Year ended December 31, 2021	Machine Clothing	Albany Engineered Composites	Corporate expenses and other	Total Company
Net income/(loss) (GAAP)	$215,654	$16,160	$(113,046)	$118,768
Interest expense, net	—	—	14,891	14,891
Income tax expense	—	—	47,163	47,163
Depreciation and amortization expense	20,191	50,402	3,662	74,255
EBITDA (non-GAAP)	235,845	66,562	(47,330)	255,077
Restructuring expenses, net	1,202	32	97	1,331
Foreign currency revaluation (gains)/losses (a)	(307)	50	(1,185)	(1,442)
Former CEO termination costs	—	1,101	(5,832)	(4,731)
Acquisition/integration costs	—	1,166	—	1,166
Pre-tax loss attributable to noncontrolling interest	—	(510)	—	(510)
Adjusted EBITDA (non-GAAP)	$236,740	$68,401	$(54,250)	$250,891

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
The following tables show the diluted earnings per share effect of certain income and expense items:

	(in thousands, except per share amounts)
Year ended December 31, 2023	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$282	$70	$212	$0.01
Foreign currency revaluation (gains)/losses (a)	1,296	416	880	0.03
CEO transition expenses	2,719	—	2,719	0.09
Inventory step-up impacting Cost of goods sold	5,480	1,211	4,269	0.14
Withholding tax related to internal restructuring	—	(3,026)	3,026	0.10
Acquisition/integration costs	5,194	951	4,243	0.14

	(in thousands, except per share amounts)
Year ended December 31, 2022	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$106	$34	$72	$0.01
Foreign currency revaluation (gains)/losses (a)	(9,829)	(2,582)	(7,247)	(0.23)
Dissolution of business relationships in Russia	2,275	305	1,970	0.06
Pension settlement expense	49,128	11,947	37,181	1.20
Tax impact of stranded OCI benefit from Tax Cuts and Job Act (TCJA) for pension liability	—	5,217	(5,217)	(0.17)
IP address sales	(3,420)	(872)	(2,548)	(0.08)
Acquisition/integration costs	1,057	316	741	0.04

	(in thousands, except per share amounts)
Year ended December 31, 2021	Pre tax Amounts	Tax Effect	After tax Effect	Per Share Effect
Restructuring expenses, net	$1,331	$399	$932	$0.02
Foreign currency revaluation (gains)/losses (a)	(1,442)	(323)	(1,119)	(0.04)
AMJP grant	(4,731)	(1,404)	(3,327)	(0.11)
Acquisition/integration costs	1,166	349	817	0.04

Index

The following table contains the calculation of full-year consolidated Adjusted EPS, excluding adjustments:

	Per share amounts
Years ended December 31,	2023	2022	2021
Earnings per share attributable to Company shareholders - Basic (GAAP)	$3.56	$3.06	$3.66
Effect of dilutive stock-based compensation plans	(0.01)	(0.02)	(0.01)
Earnings per share attributable to Company shareholders - Diluted (GAAP)	$3.55	$3.04	$3.65
Adjustments, after tax:
Restructuring expenses, net	0.01	0.01	0.02
Foreign currency revaluation (gains)/losses (a)	0.03	(0.23)	(0.04)
CEO transition expenses	0.09	—	—
Inventory step-up impacting Cost of goods sold	0.14	—	—
Dissolution of business relationships in Russia	—	0.06	—
Pension settlement expense	—	1.20	—
IP address sales	—	(0.08)	—
Tax impact of stranded OCI benefit from TCJA for pension liability (b)	—	(0.17)	—
AMJP grant	—	—	(0.11)
Withholding tax related to internal restructuring	0.10	—
Acquisition/integration costs	0.14	0.04	0.04
Adjusted Diluted earnings per share (non-GAAP)	$4.06	$3.87	$3.56
(a) Foreign currency revaluation (gains)/losses represent unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies on the balance sheet date.
(b) Our Adjusted EPS excluded the benefit from the reclassification of stranded income tax effects caused by the TCJA associated with the U.S. pension plan liability that was eliminated in September 2022, a one-time event that would not recur in the future. Such stranded income tax effect represented a one-time benefit that distorted the effective tax rate for the quarter and year-to-date ended September 30, 2022, and would not be indicative of ongoing or expected future income tax rate at the Company. Management believes excluding pension settlement expense and its income tax impact, including the stranded income tax effects, from its Adjusted EBITDA and Adjusted EPS for the quarter and year-to-date ended September 30, 2022 would provide investors a transparent view and enhanced ability to better assess the Company’s ongoing operational and financial performance.
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
The following table contains the calculation of consolidated net debt:

Index

	(in thousands)
As of December 31,	2023	2022	2021
Current maturities of long-term debt	$4,218	$—	$—
Long-term debt	452,667	439,000	350,000
Total debt	456,885	439,000	350,000
Cash and cash equivalents	173,420	291,776	302,036
Net debt	$283,465	$147,224	$47,964

Consolidated net leverage ratio informs the investors of the Company's financial leverage at the end of the reporting period, providing an indicator of the Company's ability to repay its debt. The Company calculates consolidated net leverage ratio by subtracting Cash and cash equivalents from total debt, and then dividing by trailing twelve months Adjusted EBITDA.
The calculation of the consolidated net leverage ratio is as follows:

Year ended
(in thousands)	December 31, 2023
Net income/(loss) (GAAP)	$111,610
Interest expense, net	13,601
Income tax expense	48,846
Depreciation and amortization expense	76,733
EBITDA (non-GAAP)	250,790
Restructuring expenses, net	282
Foreign currency revaluation (gains)/losses (a)	1,296
CEO transition expenses	2,719
Inventory step-up impacting Cost of goods sold	5,480
Acquisition/integration costs	5,194
Pre-tax (income) attributable to noncontrolling interest	(665)
Adjusted EBITDA (non-GAAP)	$265,096

(in thousands, except for net leverage ratio)	December 31, 2023
Net debt (non-GAAP)	$283,465
Adjusted EBITDA (non-GAAP)	265,096
Net leverage ratio (non-GAAP)	1.07

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $716.5 million. The potential loss in fair value resulting

Index

from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates amounts to $71.7 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $117.3 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities' functional currency. On a net basis, we had $29.4 million of foreign currency assets as of December 31, 2023. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10 percent in currency rates could result in an adjustment to the income statement of approximately $2.9 million. Actual results may differ.
Interest Rate Risk
We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.
On December 31, 2023, we had the following variable rate debt:

(in thousands, except interest rates)
Current maturities of long-term debt:
Foreign bank debt (at an end of period rate ranging from 5.22% to 5.52% in 2023)	$43
Long-term debt:
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 7.08% in 2023, due in 2028	96,000
Foreign bank debt (at an end of period rate ranging from 5.22% to 5.52% in 2023)	49
Total	$96,092
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $1.0 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable rate debt to a specific rate for a period of time. (See Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of estimated total contract costs at completion for Albany Engineered Composites revenue             recognition for certain firm-fixed-price contracts

As discussed in Note 2 to the consolidated financial statements, a portion of the Albany Engineered Composites (AEC) segment revenue is earned under firm-fixed-price orders that are placed under definitive agreements, with revenue recognized over time as costs are incurred. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.

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
February 26, 2024

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Albany International Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Heimbach during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Heimbach’s internal control over financial reporting associated with 14 percent of total consolidated assets (of which 8 percent related to property, plant, and equipment, net, and intangible assets included within the scope of the assessment) and 4 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Heimbach.

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
/s/ KPMG LLP
Albany, New York
February 26, 2024

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(in thousands, except per share amounts)

	2023	2022	2021
Net revenues	$1,147,909	$1,034,887	$929,240
Cost of goods sold	724,191	645,105	550,849
Gross profit	423,718	389,782	378,391
Selling, general and administrative expenses	214,915	168,713	160,127
Technical and research expenses	40,627	39,941	38,922
Restructuring expenses, net	282	106	1,331
Operating income	167,894	181,022	178,011
Interest income	(6,566)	(3,835)	(2,500)
Interest expense	20,167	17,835	17,391
Pension settlement expense	—	49,128	—
Aviation Manufacturing Jobs Protection (AMJP) grant	—	—	(5,832)
Other (income)/expense, net	(6,163)	(14,086)	3,021
Income before income taxes	160,456	131,980	165,931
Income tax expense	48,846	35,472	47,163
Net income	111,610	96,508	118,768
Net income attributable to the noncontrolling interest	490	746	290
Net income attributable to the Company	$111,120	$95,762	$118,478

Earnings per share:
Basic earnings per share attributable to Company shareholders	$3.56	$3.06	$3.66
Diluted earnings per share attributable to Company shareholders	$3.55	$3.04	$3.65

Dividends declared per share	$1.01	$0.88	$0.81

Weighted average shares outstanding:
Basic	31,171	31,339	32,348
Diluted	31,276	31,455	32,463

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2023	2022	2021
Net income	$111,610	$96,508	$118,768
Other comprehensive income, before tax:
Foreign currency translation and other adjustments	18,593	(40,971)	(20,808)
Reclassification of loss on pension settlement	—	42,657	—
Pension/postretirement plan remeasurement	4,302	(2,292)	(2,259)
Amortization of pension and postretirement liability adjustments:
Prior service credit	(4,122)	(4,497)	(4,475)
Net actuarial loss	1,383	3,260	4,625
Payments and amortization related to interest rate swaps included in earnings	(15,062)	468	6,852
Derivative valuation adjustment	3,512	25,396	3,764
Income taxes related to items of other comprehensive income:
Reclassification of loss on pension settlement	—	(16,459)	—
Pension/postretirement plan remeasurement	(673)	(370)	1,463
Amortization of pension and postretirement liability adjustments	904	408	(52)
Payments and amortization related to interest rate swaps included in earnings	3,811	(118)	(1,734)
Derivative valuation adjustment	(889)	(6,425)	(952)
Comprehensive income	123,369	97,565	105,192
Comprehensive income/(loss) attributable to the noncontrolling interest	949	856	(161)
Comprehensive income attributable to the Company	$122,420	$96,709	$105,353

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$173,420	$291,776
Accounts receivable, net	287,781	200,018
Contract assets, net	182,281	148,695
Inventories	169,567	139,050
Income taxes prepaid and receivable	11,043	7,938
Prepaid expenses and other current assets	53,872	50,962
Total current assets	877,964	838,439

Property, plant and equipment, net	601,989	445,658
Intangibles, net	44,646	33,811
Goodwill	180,181	178,217
Deferred income taxes	22,941	15,196
Noncurrent receivables, net	4,392	27,913
Other assets	102,901	103,021
Total assets	$1,835,014	$1,642,255

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$87,104	$69,707
Accrued liabilities	142,988	126,385
Current maturities of long-term debt	4,218	—
Income taxes payable	14,369	15,224
Total current liabilities	248,679	211,316

Long-term debt	452,667	439,000
Other noncurrent liabilities	139,385	108,758
Deferred taxes and other liabilities	26,963	15,638
Total liabilities	867,694	774,712

Commitments and Contingencies (Note 21)

Shareholders’ Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; issued 40,856,910 in 2023 and 40,785,434 in 2022	41	41
Additional paid-in capital	448,218	441,540
Retained earnings	1,010,942	931,318
Accumulated items of other comprehensive income:
Translation adjustments	(124,901)	(146,851)
Pension and postretirement liability adjustments	(17,346)	(15,783)
Derivative valuation adjustment	9,079	17,707
Treasury stock (Class A), at cost; 9,661,845 shares in 2023 and 9,674,542 in 2022	(364,665)	(364,923)
Total Company shareholders’ equity	961,368	863,049
Noncontrolling interest	5,952	4,494
Total shareholders' equity	967,320	867,543
Total liabilities and shareholders’ equity	$1,835,014	$1,642,255
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2023	2022	2021
OPERATING ACTIVITIES
Net income	$111,610	$96,508	$118,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,374	62,480	65,130
Amortization	6,359	6,569	9,125
Change in deferred taxes and other liabilities	(2,046)	(8,496)	12,181
Impairment of property, plant, equipment, and inventory	1,773	1,808	856
Non-cash interest expense	1,404	1,118	875
Non-cash portion of pension settlement expense	—	42,657	—
Compensation and benefits paid or payable in Class A Common Stock	6,936	4,527	3,146
Provision/(recovery) for credit losses from uncollected receivables and contract assets	640	1,408	(1,299)
Foreign currency remeasurement (gain)/loss on intercompany loans	(2,831)	(4,434)	(3,150)
Fair value adjustment on foreign currency options	(139)	(509)	169

Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	(11,038)	(14,301)	(7,734)
Contract assets	(32,156)	(36,434)	25,446
Inventories	15,093	(24,541)	(9,942)
Prepaid expenses and other current assets	1,530	(4,134)	(998)
Income taxes prepaid and receivable	(2,897)	(6,005)	3,944
Accounts payable	(5,672)	8,572	9,492
Accrued liabilities	(10,441)	3,226	(774)
Income taxes payable	(1,988)	183	(477)
Noncurrent receivables	3,723	3,911	4,355
Other noncurrent liabilities	(9,783)	(10,133)	(13,713)
Other, net	7,605	4,234	2,075
Net cash provided by operating activities	148,056	128,214	217,475
INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(133,470)	—	—
Purchases of property, plant and equipment	(83,560)	(93,675)	(52,793)
Purchased software	(869)	(2,673)	(906)
Net cash used in investing activities	(217,899)	(96,348)	(53,699)
FINANCING ACTIVITIES
Proceeds from borrowings	78,040	162,000	8,000
Principal payments on debt	(92,274)	(73,000)	(56,009)
Principal payments on finance lease liabilities	—	(654)	(1,438)
Debt acquisition costs	(4,108)	—	—
Purchase of Treasury shares	—	(84,780)	(23,449)
Taxes paid in lieu of share issuance	(3,136)	(770)	(998)
Proceeds from options exercised	—	17	153
Dividends paid	(31,163)	(26,465)	(25,894)
Net cash used in financing activities	(52,641)	(23,652)	(99,635)
Effect of exchange rate changes on cash and cash equivalents	4,128	(18,474)	(3,421)
Increase/(decrease) in cash and cash equivalents	(118,356)	(10,260)	60,720
Cash and cash equivalents at beginning of period	291,776	302,036	241,316
Cash and cash equivalents at end of period	$173,420	$291,776	$302,036
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
On August 31, 2023, the Company completed the acquisition of Heimbach GmbH ("Heimbach"), a privately-held manufacturer of paper machine clothing and technical textiles, as further described in Note 24, Business Combination, of the Notes to the Consolidated Financial Statements. The financial results of the acquired company are included in the Machine Clothing reportable segment since the date of the acquisition.
The Company owns 90 percent of the common equity of Albany Safran Composites, LLC ("ASC") which is reported within the AEC segment. The Company also owns 85 percent of Arcari, SRL ("Arcari"), a manufacturer of textile and plastic industrial technical products and conveyor belts, which is a subsidiary of Heimbach GmbH, the paper machine clothing manufacturer recently acquired by the Company and reported within the MC segment. Additional information regarding noncontrolling interest is included in Note 10, Noncontrolling Interest, of the Notes to the Consolidated Financial Statements.
A subsidiary within our Machine Clothing segment has held a 50 percent interest as partner in a joint venture (“JV”) that supplies paper machine clothing products to local papermakers in Russia. Our consolidated financial statements included our original investment in the entity, plus our share of undistributed earnings or losses, in the account “Other Assets.” In March 2022, we ceased doing business in Russia, including providing notice to our JV partner of our intent to exit the venture, resulting in the full write-off of the net book value of our investment.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Revenue Recognition
In our MC business segment, we recognize revenue at the point in time when we satisfy our performance obligations related to the manufacture and delivery of products. In our AEC business segment, revenue from most long-term contracts is generally recognized over time using an input method as the measure of progress. The classification of revenue in excess of progress billings on long-term contracts is included in Contract assets, net, which are rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations.
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
Products and services provided under long-term contracts represent a significant portion of Net revenues in the AEC segment. We have a contract with a major customer for which revenue is recognized under a cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (incurred cost to total estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts decreased AEC Operating income by $4.1 million in 2023, and increased AEC Operating income by $0.5 million and $6.2 million in 2022 and 2021, respectively. The unfavorable effects in 2023 related to additional reserves taken on certain contracts and inflationary factors decreasing anticipated margins. The favorable effects in 2022 and 2021 were largely due to changes in customer demand and to a lesser extent, efficiency improvements during the ramp-up of several programs.
Additional accounting policies related to revenue from contracts with customers are set forth in Note 2, Revenue Recognition, of the Notes to the Consolidated Financial Statements.
We limit the concentration of credit risk in receivables by closely monitoring credit and collection policies. We record allowances for sales returns as a deduction in the computation of Net revenues. Such provisions are recorded on the basis of written communication with customers and/or historical experience. Any value added taxes that are imposed on sales transactions are excluded from Net revenues.
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
Selling, General, and Administrative (SG&A) Expenses
Selling, general, and administrative expenses are primarily comprised of wages, incentive compensation, benefits, travel, professional fees, revaluation of trade foreign currency balances, information system costs, and other costs, and are expensed as incurred. Selling expense includes costs related to contract acquisition and provisions for expected credit losses on financial assets measured at amortized cost. General and administrative expenses include corporate expenses of $73.1 million in 2023, $56.8 million in 2022 and $53.7 million in 2021. Corporate expenses include global information system costs of $27.3 million in 2023, $22.7 million in 2022 and $21.2 million in 2021.
Technical and Research Expenses
Technical and research expenses are charged to operations as incurred and consist primarily of compensation, supplies, and professional fees incurred in connection with intellectual property. Total company technical and research expense was $40.6 million in 2023, $39.9 million in 2022, and $38.9 million in 2021.
The AEC segment participates in both company-sponsored, and customer-funded research and development. Some customer-funded research and development may be on a cost-sharing basis and considered to be a collaborative arrangement, in which case both parties are active participants and are exposed to the risks and rewards dependent on the success of the activity. In such cases, amounts charged to the collaborating entity are credited against research and development expense. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net revenues, while expenses are included in Cost of goods sold.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
Restructuring Expense
We may incur expenses related to exiting a line of business or restructuring of our operations or organizational structure, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Restructuring expenses may also include impairment of Property, plant and equipment, as described below under “Property, Plant and Equipment”. Employee termination costs include severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.
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
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. We have not elected to reclassify stranded tax effects from Accumulated items of other comprehensive income (AOCI) to retained earnings.
Earnings Per Share
Basic net income or loss per share is computed using the weighted average number of shares of Class A Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss from continuing operations, the diluted loss per share is equal to the basic earnings per share calculation.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

	Years ended December 31,
(in thousands)	2023	2022	2021
(Gains)/losses included in:
Selling, general, and administrative expenses	$4,181	$(554)	$(263)
Other (income)/expense, net	(2,916)	(9,996)	(1,179)
Total transaction (gains)/losses	$1,265	$(10,550)	$(1,442)
The following table presents foreign currency gains on long-term intercompany loans that were recognized in Other comprehensive income:

(in thousands)	2023	2022	2021
Loss/(gain), before tax, on long-term intercompany loan	$—	$—	$(66)

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
In accordance with ASC 326, Current Expected Credit Losses ("CECL"), the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable, Contract assets and Noncurrent receivables. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.
The Company also has Noncurrent receivables in the AEC segment that represent revenue earned which have extended payment terms.
See additional information set forth in Note 11, Accounts Receivable, of the Notes to the Consolidated Financial Statements.
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
See additional information set forth in Note 12, Contract Assets and Liabilities, of the Notes to the Consolidated Financial Statements.

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
See additional information set forth in Note 2, Revenue Recognition, and Note 13, Inventories, of the Notes to the Consolidated Financial Statements.
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
Operating lease right of use asset ("ROU") assets are included in Other assets in the Consolidated Balance Sheets, while finance lease ROU assets are included in Property, plant, and equipment, net. Lease liabilities for both operating and finance leases are included in Accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets.
See additional information set forth in Note 20, Leases, of the Notes to the Consolidated Financial Statements.
Debt
The Company relies on bank financing as an important source of liquidity for business activities. Outstanding debt is classified as current or long-term based on the maturity of the of the Company's financing arrangements. See additional information set forth in Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements.

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
Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in Property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development were not material in 2023 and 2022.
We review the carrying value of property, plant and equipment and other long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset group may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.
See additional information set forth in Note 14, Property, Plant and Equipment, Net, of the Notes to the Consolidated Financial Statements.
Business Combinations
The total purchase consideration for an acquisition is measured at the fair value of the assets acquired and liabilities assumed as of the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interest is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
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
In the second quarter of 2023, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's MC reporting unit and two AEC reporting units and concluded that each reporting unit’s fair value continued to exceed its carrying value by a significant margin. In addition, there were no amounts at risk due to the estimated excess between the fair and carrying values. Accordingly, no impairment charges were recorded.
Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described above. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. See additional information set forth in Note 15, Goodwill and Other Intangible Assets, of the Notes to the Consolidated Financial Statements.
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
Included in Other assets is $19.3 million in 2023 and $16.2 million in 2022 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also include financial assets of $0.7 million in 2023 and $0.6 million in 2022. See additional information set forth in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements.
Stock-Based Compensation
We have incentive compensation plans that authorize the issuance of stock-based awards for key employees, which are designed to reward short and long-term contributions and provide incentives for recipients to remain with the Company. We issue stock-based awards in the form of restricted stock units and performance stock units that generally vest between one and five years from the grant date and can be settled in cash or shares. Expenses associated with these awards are recognized over each respective vesting period. Liability based awards are settled in cash, while equity-based awards are settled in stock. See additional information for stock-based compensation plans in Note 22, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements.
Derivatives
From time to time, we use derivatives to mitigate potentially large adverse effects from changes in currency exchange rates and interest rates. We monitor our exposure to these risks and evaluate, on an ongoing basis, the risk of potentially large adverse effects versus the costs associated with hedging such risks.
We may use interest rate swaps in the management of interest rate exposures and foreign currency derivatives to manage foreign currency exposure related to assets and liabilities (including net investments in subsidiaries located

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
outside the U.S.) denominated in foreign currencies. When we enter into a derivative contract, we make a determination whether the transaction is deemed to be a hedge for accounting purposes. For those contracts deemed to be a hedge, we formally document the relationship between the derivative instrument and the risk being hedged. In this documentation, we specifically identify the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluate whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, we do not use hedge accounting for the derivative.
All derivative contracts are recorded at fair value, as a net asset or a net liability on the Consolidated Balance Sheets. The changes in fair values of derivative contracts are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of the hedged transaction. Gains and losses on derivative contracts reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. For transactions that are designated as an effective hedge, we perform an evaluation of the effectiveness of the hedge on the date of inception and on an ongoing basis. The related gains and losses of derivative instruments, including those designated in hedge accounting relationships, are included as operating activities in the Consolidated Statements of Cash Flows.
For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the U.S., changes in the fair value of derivatives are reported in other comprehensive income as part of Translation adjustments.
The Company does not engage in derivative instruments for speculative or trading purposes. See Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements for additional information.
Pension, Postretirement, and Other Benefit Plans
As described in Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements, we have pension and postretirement benefit plans covering substantially all employees.
The pension plans are generally trusteed or insured, and accrued amounts are funded as required in accordance with governing laws and regulations. The annual expense and liabilities recognized for defined benefit pension plans and postretirement benefit plans are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. We consider current market conditions, including changes in interest rates, in determining these assumptions. Discount rate assumptions are based on the population of plan participants and a mixture of high-quality fixed-income investments with durations that match expected future payments. The assumption for expected return on plan assets is based on historical and expected returns on various categories of plan assets.
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
During the third quarter of 2021, the Company was awarded an Aviation Manufacturing Jobs Protection Program ("AMJP") grant of $5.8 million, under the American Rescue Plan of the U.S. Department of Transportation. The AMJP grant is an income related grant, the purpose of which is to provide payroll assistance to eligible U.S. aircraft manufacturing/repair businesses who were impacted due to the COVID-19 pandemic downturn during 2020. In order to receive the grant, AEC was required to make several commitments, including a commitment that the Company would not involuntarily furlough or lay-off employees within this segment during the period the grant was intended to cover. All conditions were met and the Company recognized $5.8 million in its Consolidated Statements of Income for the year ended December 31, 2021. The Company received $2.9 million in cash during 2021 and the remainder

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
during 2022 and reflected cash received as an operating activity within the Consolidated Statements of Cash Flows over the periods cash was received.
Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
In our AEC segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. A significant portion of AEC revenue is earned under short duration, firm-fixed-price orders that are placed under a master agreement containing general terms and conditions applicable to all orders placed under the master agreement. We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination we consider factors such as whether two or more contracts were negotiated and executed at or near the same time or were negotiated with an overall profit objective. If combined, we treat the combined contracts as a single contract for revenue recognition purposes. We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.
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
Revenue is recognized over time for substantially all of our contracts in AEC as most of our contracts have provisions that are deemed to transfer control to the customer over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs to produce the contract deliverables. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When any adjustments of estimated contract revenue or costs are required, any changes from prior estimates are included in revenues or earnings in the period in which the change occurs.
In other AEC contracts, revenue is recognized at a point in time because the products are offered to multiple customers, or we do not have an enforceable right to payment until the product is shipped or delivered to the location specified by the customer in the contract.
AEC’s largest source of revenue is derived from the LEAP contract (see Note 10, Noncontrolling Interest, of the Notes to the Consolidated Financial Statements) under a cost-plus-fee agreement. The fee may vary within a narrow range based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred. Under this contract, there is judgment involved in determining applicable contract costs and expected margin, and therefore, in determining the amount of revenue to be recognized.
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
The following table presents disaggregated revenue for each product group by timing of revenue recognition:

	For the year ended December 31, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$666,990	$3,778	$670,768
Albany Engineered Composites
ASC	—	184,184	184,184
Other AEC	20,546	272,411	292,957
Total Albany Engineered Composites	20,546	456,595	477,141
Total net revenues	$687,536	$460,373	$1,147,909

	For the year ended December 31, 2022
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$605,863	$3,598	$609,461
Albany Engineered Composites
ASC	—	165,775	165,775
Other AEC	19,167	240,484	259,651
Total Albany Engineered Composites	19,167	406,259	425,426
Total net revenues	$625,030	$409,857	$1,034,887

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)

	For the year ended December 31, 2021
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$615,556	$3,459	$619,015
Albany Engineered Composites
ASC	—	109,803	109,803
Other AEC	15,972	184,450	200,422
Total Albany Engineered Composites	15,972	294,253	310,225
Total net revenues	$631,528	$297,712	$929,240

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Years ended December 31,
(in thousands)	2023	2022	2021
Americas PMC	$349,544	$321,170	$317,907
Eurasia PMC	250,048	207,115	219,506
Engineered Fabrics	71,176	81,176	81,602
Total Machine Clothing net revenues	$670,768	$609,461	$619,015
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are short duration firm-fixed-price orders representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.2 billion as of December 31, 2023, $553 million as of December 31, 2022, and $278 million as of December 31, 2021, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2023 we expect to recognize as revenue approximately $179 million during 2024, $178 million during 2025, $156 million during 2026, and the remainder thereafter.

3. Reportable Segments and Geographic Data
The Company is organized based on the nature of its products and is composed of two reportable segments each overseen by a Segment President. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments. As of December 31, 2023, the operating segments were Machine Clothing (“MC”), and Albany Engineered Composites ("AEC”).
The accounting policies of the segments are the same as those described in Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements. Corporate expenses include wages and benefits for corporate headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit, and other activities. These costs are not allocated to the reportable segments because the decision-making for these functions lies outside of the segments.
Machine Clothing:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The MC segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, pulp, nonwovens, fiber cement and several other industrial applications. We sell our MC products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels for MC are substantially the same in each region of the world in which we operate.
We design, manufacture, and market paper machine clothing (used in the manufacturing of paper, paperboard, tissue and towel) for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure.
Albany Engineered Composites:
The AEC segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group ("Safran"), owns a 10 percent noncontrolling interest, AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract.
The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircrafts. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 16 percent of the Company’s consolidated Net revenues in 2023. In 2023, SAFRAN leased manufacturing space from AEC for the GE9X program. Rent paid by SAFRAN under this lease amounted to $1.0 million in 2023 and $0.9 million in 2022. AEC sales to SAFRAN were $187.6 million in 2023, $169.3 million in 2022, and $111.6 million in 2021. The total of Accounts receivable, Contract assets and Noncurrent receivable due from SAFRAN amounted to $93.8 million and $80.8 million as of December 31, 2023 and 2022, respectively.
Other significant programs by AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for Boeing commercial programs, and specialty components for the Rolls Royce lift fan on the F-35. In 2023, approximately 39 percent of AEC net revenues were related to U.S. government contracts or programs.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Years ended December 31,
(in thousands)	2023	2022	2021
Net revenues
Machine Clothing	$670,768	$609,461	$619,015
Albany Engineered Composites	477,141	425,426	310,225
Consolidated total	$1,147,909	$1,034,887	$929,240
Depreciation and amortization
Machine Clothing	23,891	19,483	20,191
Albany Engineered Composites	49,030	46,202	50,402
Corporate	3,812	3,364	3,662
Consolidated total	$76,733	$69,049	$74,255
Operating income/(loss)
Machine Clothing	199,378	206,214	215,654
Albany Engineered Composites	41,587	31,579	16,160
Corporate	(73,071)	(56,771)	(53,803)
Operating income	$167,894	$181,022	$178,011
Reconciling items:
Interest income	(6,566)	(3,835)	(2,500)
Interest expense	20,167	17,835	17,391
Pension settlement expense	—	49,128	—
AMJP grant	—	—	(5,832)
Other (income)/expense, net	(6,163)	(14,086)	3,021
Income before income taxes	$160,456	$131,980	$165,931
Results for the year ended December 31, 2023 include the newly acquired Heimbach for the period of ownership, which began September 1, 2023. Heimbach contributed Net revenues of $51.2 million and reduced Operating income by $6.3 million, which included depreciation expense on Property, plant, and equipment, net of $4.0 million, and amortization expense on Intangibles, net of $0.3 million.
In the third quarter of 2022, we took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million, which were included as Corporate expenses and other. This led to a reduction of unfunded pension liabilities of $6.2 million.
A subsidiary within our MC segment has been a partner in a JV that supplies paper machine clothing products to local papermakers in Russia. In March 2022, we decided to cease doing business in Russia, including giving notice to our JV partner of our intent to exit the venture. As a result, in 2022, we recognized $1.5 million expense in the consolidated statement of operations, representing reserves against the risk of uncollectible customer receivables and obsolescence of certain inventory destined for Russian customers. We also wrote down the net book value of our investment in the aforementioned JV to reflect our intent to exit such venture, resulting in $0.8 million impairment loss during the first quarter of 2022.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The table below presents restructuring costs by reportable segment (also see Note 5, Restructuring, of the Notes to the Consolidated Financial Statements):

	Years ended December 31,
(in thousands)	2023	2022	2021
Restructuring expenses, net
Machine Clothing	$282	$92	$1,202
Albany Engineered Composites	—	—	32
Corporate expenses	—	14	97
Total restructuring expenses, net	$282	$106	$1,331
In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, net, Contract assets, net, Noncurrent receivables, net, Property, plant and equipment, net, Intangibles, net and Goodwill.
The following table presents assets and capital expenditures by reportable segment:

	As of December 31,
(in thousands)	2023	2022	2021
Segment assets
Machine Clothing	$669,907	$455,390	$459,182
Albany Engineered Composites	800,931	717,972	652,702
Reconciling items:
Cash	173,420	291,776	302,036
Income taxes prepaid, receivable and deferred	33,984	23,134	28,334
Prepaid and Other assets	156,772	153,983	113,810
Total assets	$1,835,014	$1,642,255	$1,556,064

Capital expenditures and purchased software
Machine Clothing	$25,258	$20,093	$20,177
Albany Engineered Composites	56,786	73,614	31,012
Corporate expenses	2,385	2,641	2,510
Total capital expenditures and purchased software	$84,429	$96,348	$53,699
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The following table shows data by geographic area. Net revenues are based on the location of the operation recording the final sale to the customer. Net revenues recorded by our entity in Switzerland are derived from products sold throughout Europe and Asia, and are invoiced in various currencies.

	Years ended December 31,
(in thousands)	2023	2022	2021
Net revenues
United States	$649,500	$586,779	$497,231
Switzerland	115,207	119,069	128,698
France	77,573	76,826	68,929
Brazil	69,527	66,175	62,925
China	65,135	63,914	67,098
Mexico	58,874	58,519	37,547
Germany	32,239	4,461	5,308
Other countries	79,854	59,144	61,504
Total Net revenues	$1,147,909	$1,034,887	$929,240

Property, plant and equipment, net
United States	$303,578	$278,500	$258,453
China	57,070	33,432	41,039
Germany	52,934	9,562	9,652
Mexico	46,759	42,320	40,699
France	31,069	31,382	33,802
United Kingdom	18,306	9,699	10,156
Canada	15,318	14,264	14,139
Spain	14,804	—	—
Other countries	62,151	26,499	28,477
Total Property, plant and equipment, net	$601,989	$445,658	$436,417

4. Pension, Postretirement, and Other Benefit Plans
Voluntary Savings Plan
The Company maintains a voluntary savings plan covering substantially all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50 percent and 100 percent of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $7.3 million in 2023, $6.6 million in 2022, and $6.2 million in 2021.
The plan allows for discretionary matching contributions. The Company uses such discretion to provide profit sharing contributions to eligible plan participants. Such contributions are based on Company performance and vary from year to year and contributions are generally made in the first quarter following the Company’s fiscal year-end. The Company’s profit-sharing plan covers substantially all employees in the United States. After the close of each year, the Board of Directors reviews and approves the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $4.9 million in 2023, $4.6 million in 2022, and $4.8 million in 2021.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
Pension and Postretirement Plans
The Company has defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees. The eligibility, benefit formulas, and contribution requirements for plans vary by location.

As of December 31, 2023, U.S. benefit obligations exist through the U.S. Supplemental Executive Retirement Plan (“SERP”), a frozen unfunded pension plan, and the U.S. postretirement welfare plan ("PRW"), which provides various medical, dental, and life insurance benefits. The U.S. Pension Plus Plan, a qualified defined benefit pension plan was terminated in 2021 and settled during 2022, leading to charges totaling $49.1 million.
Outside the U.S., the Company sponsors defined benefit pension plans covering certain employees, including employees at our newly acquired Heimbach GmbH, and certain postretirement life insurance benefits to retired employees in Canada.
Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2023 and 2022, except where indicated below.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The following table sets forth the plan benefit obligations:

	As of December 31, 2023		As of December 31, 2022
(in thousands, except percentages)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$83,730	$35,658	$230,790	$44,884
Service cost	1,478	60	1,371	114
Interest cost	5,151	1,874	4,917	1,221
Plan participants' contributions	281	—	132	—
Actuarial (gain)/loss	6,317	(6,131)	(46,995)	(6,658)
Benefits paid	(6,388)	(2,795)	(7,946)	(3,234)
Acquisitions	64,947	—	—	—
Settlements and curtailments	—	—	(90,568)	—
Plan amendments and other	(1,985)		(25)	(605)
Foreign currency changes	4,792	18	(7,946)	(64)
Benefit obligation, end of year	$158,323	$28,684	$83,730	$35,658
Accumulated benefit obligation	$151,001	$—	$78,153	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	5.15%	5.21%	5.49%	5.55%
Discount rate — non-U.S. plans	4.05%	4.70%	5.15%	5.20%
Cash balance interest crediting rate - Switzerland pension plan	1.30%	—	2.15%	—
Compensation increase — U.S. plan	N/A	N/A	N/A	N/A
Compensation increase — non-U.S. plans	2.89%	2.75%	3.08%	2.75%
During 2023, pension benefit obligations increased by $74.6 million, largely related to the acquisition of Heimbach GmbH, which resulted in an increase of $64.9 million, in addition to net actuarial losses, which resulted in an increase of $6.3 million. Other postretirement benefit obligations decreased by $7.0 million in 2023, primarily driven by net actuarial gains and payments made by the Company to participants of the plan.
During 2022, pension benefit obligations decreased by $147 million, $91.6 million of which was related to the U.S. Pension Plus plan settlement and $47.0 million of which was driven by net actuarial gains, principally resulting from higher discount rates, in addition to employer contributions of $7.9 million. Other postretirement benefit obligations decreased by $9.2 million in 2022, primarily driven by net actuarial gains and payments made by the Company to participants of the plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)

The following sets forth information about plan assets:

	As of December 31, 2023		As of December 31, 2022
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$74,929	$—	$225,327	$—
Actual return on plan assets, net of expenses	6,285	—	(57,868)	—
Employer contributions	3,629	2,795	15,071	3,234
Plan participants' contributions	281	—	132	—
Benefits paid	(6,388)	(2,795)	(7,946)	(3,234)
Acquisitions	30,941	—	—	—
Settlements	—	—	(90,568)	—
Other	(832)	—	—	—
Foreign currency changes	3,843	—	(9,219)	—
Fair value of plan assets, end of year	$112,688	$—	$74,929	$—
The funded status of the plans was as follows:

	As of December 31, 2023		As of December 31, 2022
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$112,688	$—	$74,929	$—
Benefit obligation	158,323	28,684	83,730	35,658
Funded status	$(45,635)	$(28,684)	$(8,801)	$(35,658)
Accrued benefit cost, end of year	$(45,635)	$(28,684)	$(8,801)	$(35,658)
Amounts recognized in the consolidated balance sheets consist of the following:
Noncurrent asset	$19,296	$—	$16,234	$—
Current liability	(5,500)	(2,808)	(1,974)	(3,660)
Noncurrent liability	(59,431)	(25,876)	(23,061)	(31,998)
Net amount recognized	$(45,635)	$(28,684)	$(8,801)	$(35,658)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$22,512	$1,991	$17,915	$8,958
Prior service cost/(credit)	(132)	(484)	(134)	(4,574)
Net amount recognized	$22,380	$1,507	$17,781	$4,384

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The composition of the net pension plan funded status as of December 31, 2023 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$—	$19,296	$19,296
Pension plans without pension assets	(3,799)	(61,132)	(64,931)
Total	$(3,799)	$(41,836)	$(45,635)
The underfunded balance in the U.S. relates to the Supplemental Executive Retirement Plan.
The composition of the net periodic benefit plan cost for the years ended December 31, 2023, 2022, and 2021, was as follows:

	Pension plans			Other postretirement benefits
(in thousands, except percentages)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$1,478	$1,371	$2,192	$60	$114	$132
Interest cost	5,151	4,917	5,467	1,874	1,221	1,103
Expected return on assets	(4,347)	(5,979)	(6,564)	—	—	—
Amortization of prior service cost/(credit)	(32)	(8)	13	(4,090)	(4,488)	(4,488)
Amortization of net actuarial loss	555	1,377	2,365	828	1,883	2,260
Settlement	—	49,128	—	—	—	—
Curtailment (gain)/loss	—	—	—	—	—	—
Net periodic benefit cost	$2,805	$50,806	$3,473	$(1,328)	$(1,270)	$(993)

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	5.49%	2.63%	2.65%	5.55%	2.83%	2.38%
Discount rate — non-U.S. plans	5.15%	2.41%	1.91%	5.20%	3.05%	2.75%
Cash balance interest crediting rate - Switzerland pension plan	2.15%	0.25%	0.05%	—	—	—
Expected return on plan assets — U.S. plan	N/A	3.07%	2.74%	N/A	N/A	N/A
Expected return on plan assets — non-U.S. plans	5.21%	3.31%	2.89%	N/A	N/A	N/A
Rate of compensation increase — U.S. plan	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase — non-U.S. plans	3.08%	2.70%	2.71%	2.75%	2.75%	2.75%

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2023, 2022, and 2021, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2023	2022	2021	2023	2022	2021
Settlements/curtailments	$—	$(49,128)	$—	$—	$—	$—
Asset/liability loss/(gain)	4,365	16,828	1,927	(6,131)	(6,658)	(995)
Amortization of actuarial (loss)	(554)	(1,377)	(2,365)	(828)	(1,883)	(2,260)
Amortization of prior service cost/(credit)	32	8	(13)	4,090	3,884	4,488
Other	—	—	—	—	—	—
Currency impact	757	(944)	(612)	(8)	15	2
Cost/(benefit) in Other comprehensive income	$4,600	$(34,613)	$(1,063)	$(2,877)	$(4,642)	$1,235
Investment Strategy
Our investment strategy for pension assets differs for the various countries in which we have defined benefit pension plans. Some of our defined benefit plans do not require funded trusts and, in those arrangements, the Company funds the plans on a “pay as you go” basis. The largest of the funded defined benefit plans are in Canada and the United Kingdom.
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
Fair-Value Measurements
The following tables present plan assets as of December 31, 2023, and 2022, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements. Certain investments that are measured at fair value using net asset value ("NAV") as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2023 and 2022, there were no investments expected to be sold at a value materially different than NAV.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2023
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$4,159	$—	$4,159
Debt securities	—	56,838	—	56,838
Insurance contracts	—	—	3,478	3,478
Real Estate	—	—	3,451	3,451
Hedge Funds	—	—	668	668
Cash and short-term investments	5,740	—	—	5,740
Total investments in the fair value hierarchy	$5,740	$60,997	$7,597	74,334
Investments at net asset value:
Common Stocks and equity funds				12,608
Fixed income funds				25,746
Limited partnerships				—
Total plan assets				$112,688

	Assets at Fair Value as of December 31, 2022
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	—	37,234	—	37,234
Insurance contracts	—	—	2,418	2,418
Real Estate	—	—	—	—
Hedge Funds	—	—	—	—
Cash and short-term investments	548	—	—	548
Total investments in the fair value hierarchy	$548	$37,234	$2,418	40,200
Investments at net asset value:
Common Stocks and equity funds				13,069
Fixed income funds				21,660
Limited partnerships				—
Total plan assets				$74,929

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2023 and 2022:

(in thousands)	December 31, 2022	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2023
Insurance contracts -
total level 3 assets	$2,418	$—	$18	$5,161	$—	$7,597

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)

(in thousands)	December 31, 2021	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2022
Insurance contracts -
total level 3 assets	$3,861	$—	$20	$(1,463)	$—	$2,418

The asset allocation for the Company’s U.S. and non-U.S. pension plans for 2023 and 2022, and the target allocation, by asset category, are as follows:

	United States Plan			Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date		Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2023	2022		2023	2022
Equity securities	N/A	N/A	N/A	14%	13%	15%
Debt securities	N/A	N/A	N/A	71%	73%	76%
Real estate	N/A	N/A	N/A	3%	3%	1%
Other(1)	N/A	N/A	N/A	12%	11%	8%
	—%	—%	—%	100%	100%	100%
(1)Other includes hedged equity and absolute return strategies, as well as private equity. The Company has procedures to closely monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.
The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.
At the end of 2023 and 2022, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2023	2022
Projected benefit obligation	$81,972	$28,458
Fair value of plan assets	17,041	3,422

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2023	2022
Accumulated benefit obligation	$77,688	$25,941
Fair value of plan assets	17,041	3,422

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$6,335	$2,808
Expected benefit payments
2024	10,716	2,808
2025	10,972	2,714
2026	10,938	2,626
2027	10,089	2,538
2028	10,333	2,448
2029 to 2033	50,314	10,873

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring
Restructuring activities have decreased in the last two years. Restructuring expense, net during this period has been related primarily to the winding down of restructuring actions taken in years previous. The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net”:

Year ended December 31, 2023 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$282	$282	$—
Albany Engineered Composites	—	—	—
Corporate	—	—	—
Total restructuring expense	$282	$282	$—

Year ended December 31, 2022 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$92	$92	$—
Albany Engineered Composites	—	—	—
Corporate	14	14	—
Total restructuring expense	$106	$106	$—

Year ended December 31, 2021 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$1,202	$1,202	$—
Albany Engineered Composites	32	32	—
Corporate	97	97	—
Total restructuring expense	$1,331	$1,331	$—

As of December 31, 2023, there is no remaining balance in Accrued liabilities for restructuring. The table below presents the changes in restructuring liabilities for 2023 and 2022:

(in thousands)	December 31, 2022	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2023
Total termination and other costs	$—	$282	$(285)	$3	$—

(in thousands)	December 31, 2021	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2022
Total termination and other costs	$1,045	$106	$(1,079)	$(72)	$—

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

6. Other (income)/expense, net
The components of Other expense/(income), net, are:

	Years ended December 31,
(in thousands)	2023	2022	2021
Currency transactions	$(2,916)	$(9,996)	$(1,179)
Sale of IP addresses	—	(3,420)	—
Bank fees and amortization of debt issuance costs	180	313	373
Components of net periodic pension and postretirement cost other than service	(61)	(1,077)	156
Other	(3,366)	94	3,671
Total other (income)/expense, net	$(6,163)	$(14,086)	$3,021
Other (income)/expense, net included foreign currency related transactions that resulted in gains of $2.9 million during 2023 and gains of $10.0 million during 2022. During 2023, the stronger Mexican Peso primarily drove transaction gains on nonfunctional currency monetary liabilities, while during 2022, the weaker Euro primarily drove transaction gains related to nonfunctional currency monetary assets.
During 2022, the Company recorded a gain of $3.4 million on the sale of IP addresses that the Company had no future critical need to retain. There were no similar gains of this nature during 2023.
7. Income Taxes
Provision for income taxes consisted of the following:

	Years ended December 31,
(in thousands)	2023	2022	2021
Income before income taxes:
U.S.	$68,872	$20,422	$63,708
Non-U.S.	91,584	111,558	102,223
	$160,456	$131,980	$165,931
Income tax expense/(benefit)
Current:
Federal	$17,005	$9,781	$3,348
State	2,030	5,126	2,663
Non-U.S.	34,110	28,605	29,319
	$53,145	$43,512	$35,330
Deferred:
Federal	$(1,700)	$(9,592)	$9,911
State	863	(1,866)	(24)
Non-U.S.	(3,462)	3,418	1,946
	$(4,299)	$(8,040)	$11,833
Total income tax expense	$48,846	$35,472	$47,163

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	2.5	1.8
Non-U.S. local income taxes	1.4	3.8	2.5
U.S. permanent adjustments	0.8	1.4	1.1
Foreign permanent adjustments	0.7	(2.1)	0.3
Foreign rate differential	2.0	3.1	1.2
Net U.S. tax on non-U.S. earnings and foreign withholdings	5.1	3.5	2.1
Provision for/(resolution) of tax audits and contingencies, net	0.3	0.3	0.1
U.S. Pension Settlement - Release of Residual Tax Effect	—	(4.0)	—
Change in valuation allowances	(1.2)	(0.6)	0.6
Impact of amended tax returns	—	(0.1)	(1.3)
Return to provision	(1.2)	(1.1)	(1.4)
Other adjustments	(0.4)	(0.8)	0.4
Effective income tax rate	30.4%	26.9%	28.4%

In 2022, the Company recorded a net tax benefit of $5.2 million for the release of the residual tax effects that were stranded within other comprehensive income related to the U.S. pension settlement. The residual tax effects were created as a result of the remeasurement of deferred tax assets and liabilities originally established in other comprehensive income in accordance with the Tax Cuts and Jobs Act lowering the U.S. corporate tax rate from 35 percent to 21 percent as of December 31, 2017. No similar charges were incurred during 2023.
The Company has operations which constitute a taxable presence in 22 countries outside of the United States. The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2009-2023. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (34 percent tax rate), China (25 percent tax rate), and Mexico (30 percent tax rate). The foreign rate differential of these jurisdictions was partially offset by Switzerland (15.2 percent tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences. Cash payments for taxes amounted to $54.5 million in 2023, $50.0 million in 2022, and $32.5 million in 2021.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

For the year ended December 31	U.S.		Non-U.S.
(in thousands)	2023	2022	2023	2022
Deferred tax assets:
Accounts receivable, net	$528	$436	$1,489	$1,300
Inventories	1,608	1,807	1,429	1,111
Incentive compensation	5,843	4,619	1,162	1,333
Property, plant, equipment and intangibles, net	—	—	—	1,892
Pension, post retirement benefits - non-current	6,939	9,141	4,899	—
Tax loss carryforwards	110	239	29,811	14,201
Tax credit carryforwards	3,167	2,635	19	—
Leases	8,685	7,597	2,463	611
Reserves	877	721	—	—
Deferred revenue	244	761	—	—
Other	—	47	1,050	1,707
Deferred tax assets before valuation allowance	28,001	28,003	42,322	22,155
Less: valuation allowance	(118)	(8)	(9,730)	(9,778)
Total deferred tax assets	$27,883	$27,995	$32,592	$12,377
Deferred tax liabilities:
Unrepatriated foreign earnings	$4,270	$5,827	$—	$—
Property, plant, equipment and intangibles, net	8,433	3,084	19,000	—
Basis difference in partner capital	1,719	2,161	—	—
Basis difference in investment	4,192	4,173	—	—
Derivatives	3,009	5,941	109	—
Leases	8,091	11,609	2,331	515
Deferred revenue	—	—	9,843	6,440
Other	117	—	—	515
Total deferred tax liabilities	29,831	32,795	31,283	7,470
Net deferred tax (liability)/asset	$(1,948)	$(4,800)	$1,309	$4,907
Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income. In 2023, the Company recorded immaterial movements in its valuation allowance, which are included in Schedule II in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

As of December 31, 2023, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

(in thousands)	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
Jurisdiction
U.S. Federal	2025 - 2040	$—	$2,626
U.S. State	2027 - 2042	1,889	541
Non-U.S.	2025 - 2033	12,983	—
Non-U.S.	Indefinite	115,787	—
Balance at end of year		$130,659	$3,167
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $160.8 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $3.6 million and U.S. income taxes of $0.6 million which have already been recorded.
The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $154.8 million, and are intended to remain indefinitely invested in foreign operations.
No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2023. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical due to the complexities of the hypothetical calculation.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits. If recognized, the $2.7 million would impact the effective tax rate as of December 31, 2023 as follows:

(in thousands)	2023	2022	2021
Unrecognized tax benefits balance at January 1,	$792	$1,459	$5,491
Increase in gross amounts of tax positions related to prior years	2,373	399	278
Decrease in gross amounts of tax positions related to prior years	—	(929)	(4,236)
Increase in gross amounts of tax positions related to current years	196	37	—
Decrease due to lapse in statute of limitations	(656)	—	(39)
Currency translation	36	(174)	(35)
Unrecognized tax benefits balance at December 31,	$2,741	$792	$1,459
Of the $2.7 million total unrecognized tax benefits balance as of December 31, 2023, $1.3 million is related to unrecognized tax benefits acquired in the Heimbach acquisition.
The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized $0.5 million, $0.1 million and $0.1 million interest and penalties related to the unrecognized tax benefits noted above, for the years 2023, 2022 and 2021, respectively. It is reasonably possible that within the next 12 months, unrecognized tax benefits related to international tax matters may decrease by up to $0.7 million based on current estimates.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Years ended December 31,
(in thousands, except market price and earnings per share)	2023	2022	2021
Net income attributable to the Company	$111,120	$95,762	$118,478
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,171	31,339	32,348
Effect of dilutive stock-based compensation plans:
Stock options	—	—	2
Long-term incentive plans	105	116	113
Weighted average number of shares used in calculating diluted net income per share	31,276	31,455	32,463
Net income per share:
Basic	$3.56	$3.06	$3.66
Diluted	$3.55	$3.04	$3.65
Shares outstanding, net of treasury shares, were 31.2 million as of December 31, 2023, 31.1 million as of December 31, 2022, and 32.1 million as of December 31, 2021.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI from January 1, 2021 to December 31, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2021	$(83,203)	$(39,661)	$(9,544)	$(132,408)
Other comprehensive income/(loss) before reclassifications	(22,677)	1,869	2,812	(17,996)
Pension/postretirement plan remeasurement, net of tax	—	(796)	—	(796)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	5,118	5,118
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	98	—	98
Net current period other comprehensive income	(22,677)	1,171	7,930	(13,576)
December 31, 2021	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications	(40,971)	—	18,971	(22,000)
Pension settlement expense, net of tax	—	26,198	—	26,198
Pension/postretirement plan remeasurement, net of tax	—	(2,663)	—	(2,663)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	350	350
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	(828)	—	(828)
Net current period other comprehensive income	(40,971)	22,707	19,321	1,057
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications	21,950	(3,357)	2,623	21,216
Pension/postretirement plan remeasurement, net of tax	—	3,629	—	3,629
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(11,251)	(11,251)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	(1,835)	—	(1,835)
Net current period other comprehensive income	21,950	(1,563)	(8,628)	11,759
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI) — (continued)
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2023, 2022, and 2021.

(in thousands)	2023	2022	2021
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
(Income)/Expense related to interest rate swaps included in Income before taxes(a)	$(15,062)	$468	$6,852
Income tax effect	3,811	(118)	(1,734)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(11,251)	$350	$5,118
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$—	$42,657	$—
Amortization of prior service credit	(4,122)	(4,497)	(4,475)
Amortization of net actuarial loss	1,383	3,260	4,625
Total pretax amount reclassified(b)	(2,739)	41,420	150
Income tax effect	904	(16,051)	(52)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(1,835)	$25,369	$98
________________________
(a)Reported as Interest expense, net in our Consolidated Statements of Income, are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 17, Financial Instruments, and Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements).
(b)Reported as Other (income)/expense, net in our Consolidated Statements of Income, the accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements).

10. Noncontrolling Interest
Effective October 31, 2013, SAFRAN S.A. ("SAFRAN") acquired a 10 percent equity interest in a new Albany subsidiary, Albany Safran Composites, LLC ("ASC"). Under the terms of the transaction agreements, ASC will be the exclusive supplier to SAFRAN of advanced 3D-woven composite parts in accordance with agreed upon scope parameters defined between both companies, for use in aircraft and rocket engines, thrust reversers and nacelles, and aircraft landing and braking systems (the “SAFRAN Applications”). AEC may develop and supply parts other than advanced 3D-woven composite parts for all aerospace applications, as well as advanced 3D-woven composite parts for any aerospace applications that are not SAFRAN Applications (such as airframe applications) and any non-aerospace applications.
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
The Company also owns 85 percent of Arcari, SRL ("Arcari"), a manufacturer of textile and plastic industrial technical products and conveyor belts, which is a subsidiary of Heimbach GmbH, the paper machine clothing

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
10. Noncontrolling Interest — (continued)
manufacturer recently acquired by the Company and reported within the MC segment. On August 31, 2023, the date of the Heimbach acquisition, the fair value of the noncontrolling interest in Arcari was $0.5 million. Net income/(loss) attributable to Arcari's noncontrolling interest was less than $0.1 million during 2023.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest:
(in thousands, except percentages)	2023	2022
Net income/(loss) of Albany Safran Composites (ASC)	$6,036	$8,720
Less: Return attributable to the Company's preferred holding	1,300	1,262
Net income/(loss) of ASC available for common ownership	$4,736	$7,458
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$474	$746

Noncontrolling interest, beginning of year	$4,494	$3,638
Net income/(loss) attributable to noncontrolling interest	474	746
Changes in other comprehensive income attributable to noncontrolling interest	455	110
ASC noncontrolling interest, end of year	$5,423	$4,494

Arcari Noncontrolling Interest:
(in thousands, except percentages)	2023	2022
Initial equity related to Noncontrolling interest in Arcari	509	—
Net income attributable to noncontrolling interest	16	—
Changes in other comprehensive income attributable to noncontrolling interest	4	—
Arcari noncontrolling interest, end of year	$529	$—

Total noncontrolling interest, end of year	$5,952	$4,494

11. Accounts Receivable
As of December 31, 2023 and 2022, Accounts receivable consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Trade and other accounts receivable	$272,351	$179,676
Bank promissory notes	20,690	23,439
Allowance for expected credit losses	(5,260)	(3,097)
Accounts receivable, net	$287,781	$200,018
The Company had Noncurrent receivables in the AEC segment that represented revenue earned, for which the customer had extended payment terms beyond one year. In 2023, the payment terms were amended and a portion of the Noncurrent receivables are now included in Trade and other accounts receivable. The remaining Noncurrent receivables is expected to be collected in the first quarter of 2025. As of December 31, 2023 and December 31, 2022, Noncurrent receivables were as follows:

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
11. Accounts Receivable— (continued)

(in thousands)	December 31, 2023	December 31, 2022
Noncurrent receivables	$4,414	$28,053
Allowance for expected credit losses	(22)	(140)
Noncurrent receivables, net	$4,392	$27,913
Effective January 1, 2020, the Company adopted the provisions of ASC 326, Current Expected Credit Losses ("CECL"). This accounting update replaced the incurred loss impairment methodology under previous GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under this standard, the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable, Contract assets and Noncurrent receivables. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.
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
The following tables present the (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2022	(Charge)/ benefit	Currency translation	Other	December 31, 2023
Specific customer reserves	$(2,076)	$(424)	$(74)	$90	$(2,484)
Incremental expected credit losses	(1,021)	(187)	(40)	(1,528)	(2,776)
Accounts receivable expected credit losses	$(3,097)	$(611)	$(114)	$(1,438)	$(5,260)

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
11. Accounts Receivable— (continued)

(in thousands)	December 31, 2021	(Charge)/ benefit	Currency translation	Other	December 31, 2022
Specific customer reserves	$(1,392)	$(1,331)	$50	$597	$(2,076)
Incremental expected credit losses	(953)	(93)	25	—	(1,021)
Accounts receivable expected credit losses	$(2,345)	$(1,424)	$75	$597	$(3,097)

The following tables present the (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

(in thousands)	December 31, 2022	(Charge)/ benefit	Currency translation	Other	December 31, 2023
Noncurrent receivables expected credit losses	$(140)	$123	$(5)	$—	$(22)

(in thousands)	December 31, 2021	(Charge)/ benefit	Currency translation	Other	December 31, 2022
Noncurrent receivables expected credit losses	$(200)	$62	$(2)	$—	$(140)

12. Contract Assets and Liabilities
Contract assets and Contract liabilities (included in Accrued liabilities) are reported in the Consolidated Balance Sheets in a net position, on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities are summarized as follows:

(in thousands)	December 31, 2023	December 31, 2022
Contract assets	$183,189	$149,443
Allowance for expected credit losses	(908)	(748)
Contract assets, net	$182,281	$148,695

Contract liabilities	$7,127	$15,176
Contract assets increased $33.6 million during the year ended December 31, 2023. The increase was primarily due to an increase in unbilled revenue related to the satisfaction of performance obligations, notably for the Sikorsky CH-53K program, in excess of the amounts billed. Other than the allowance for expected credit losses, there were no other provisions for losses related to our Contract assets during the years ended December 31, 2023 and 2022.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
12. Contract Assets and Liabilities — (continued)
The following tables present the (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2022	(Charge)/ benefit	Currency translation	Other	December 31, 2023
Contract assets expected credit losses	$(748)	$(152)	$(8)	$—	$(908)

(in thousands)	December 31, 2021	(Charge)/ benefit	Currency translation	Other	December 31, 2022
Contract assets expected credit losses	$(703)	$(45)	$—	$—	$(748)
Contract liabilities decreased $8.0 million during the year ended December 31, 2023, primarily due to revenue recognition from satisfied performance obligations exceeding the amounts invoiced to customers for contracts that were in a contract liability position. Revenue recognized for the years ended December 31, 2023 and 2022 that was included in the Contract liability balance at the beginning of the year was $15.2 million and $5.7 million, respectively.
13. Inventories
As of December 31, 2023 and 2022, inventories consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$79,611	$74,631
Work in process	67,743	50,516
Finished goods	22,213	13,903
Total inventories	$169,567	$139,050
On August 31, 2023, the Company completed the acquisition of Heimbach. Included in the fair value of assets acquired was $41.9 million of inventories. See Note 24, Business Combination, of the Notes to the Consolidated Financial Statements for additional information.
14. Property, Plant and Equipment, net
The table below sets forth the components of property, plant and equipment as of December 31, 2023 and 2022:

(in thousands)	2023	2022	Estimated useful life
Land and land improvements	$29,654	$14,059	25 years for improvements
Buildings	302,086	247,136	15 to 40 years
Machinery and equipment	1,207,504	1,053,700	5 to 15 years
Furniture and fixtures	11,409	8,158	5 years
Computer and other equipment	24,120	21,570	3 to 10 years
Software	69,191	66,794	5 to 8 years
Capital expenditures in progress	90,759	92,620
Property, plant and equipment, gross	1,734,723	1,504,037
Accumulated depreciation and amortization	(1,132,734)	(1,058,379)
Property, plant and equipment, net	$601,989	$445,658

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
14. Property, Plant and Equipment, net — (continued)
On August 31, 2023, the Company completed the acquisition of Heimbach. Included in the fair value of assets acquired was $125.1 million of property, plant and equipment. See Note 24, Business Combination, of the Notes to the Consolidated Financial Statements for additional information.
Depreciation expense was $70.4 million in 2023, $62.5 million in 2022, and $65.1 million in 2021. Software amortization is recorded in Selling, general, and administrative expense and was $1.9 million in 2023, $1.7 million in 2022, and $1.9 million in 2021.
Capital expenditures, including purchased software, were $84.4 million in 2023, $96.3 million in 2022, and $53.7 million in 2021. Unamortized software cost was $6.6 million, $5.9 million, and $3.9 million in each of the years ended December 31, 2023, 2022, and 2021, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $22.4 million in 2023, $20.7 million in 2022, and $19.3 million in 2021.
15. Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, however, these assets are tested for impairment at least annually at the reporting unit level, using either a qualitative or quantitative approach. Impairment is the condition that exists when the carrying amount of a reporting unit, including goodwill, exceeds its fair value.
In the second quarter of 2023, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's Machine Clothing reporting unit and two Engineered Composites reporting units and concluded that each reporting unit’s fair value continued to exceed its carrying value. In addition, there were no amounts at risk due to the estimated excess between the fair and carrying values. Accordingly, no impairment charges were recorded.
In the third quarter of 2023, the Company acquired all the outstanding shares of Heimbach. The preliminary fair values of the identifiable intangible assets obtained totaled $14.9 million and consisted of the Heimbach trade name and developed technology. The fair value of the trade name was $6.0 million and is considered an indefinite-lived asset because of Heimbach's rich brand heritage and customer service to the paper machine clothing industry. The fair value of the developed technology was $8.9 million and includes intellectual property-related technologies as well as know-how developed by Heimbach; and is being amortized over its economic period of benefit, which is 9 years. See Note 24, Business Combination, of the Notes to the Consolidated Financial Statements, for additional information.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
We amortize certain patents, trademarks and names, customer contracts, relationships and technology assets that have finite-lives. The changes in intangible assets and goodwill from December 31, 2021 to December 31, 2023, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2022	Acquisition	Amortization	Currency Translation	Balance at December 31, 2023
Finite-lived intangible assets:
AEC Trademarks and trade names	6-15	$34	$—	$(12)	$—	$22
AEC Technology	10-15	3,884	—	(567)	109	3,426
AEC Intellectual property	15	994	—	(83)	—	911
AEC Customer relationships	8-15	28,899	—	(3,480)	66	25,485
Heimbach Developed technology	9	—	8,918	(310)	124	8,732
Total Finite-Lived intangible assets, net		$33,811	$8,918	$(4,452)	$299	$38,576
Indefinite-lived intangible assets:
Heimbach Trade name		$—	$5,982	$—	$88	$6,070
MC Goodwill		65,441	—	—	1,432	66,873
AEC Goodwill		112,776	—	—	532	113,308
Total Indefinite-lived intangible assets		$178,217	$5,982	$—	$2,052	$186,251

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2021	Other Changes	Amortization	Currency Translation	Balance at December 31, 2022
Finite-lived intangible assets:
AEC Trademarks and trade names	6-15	$45	$—	$(11)	$—	$34
AEC Technology	10-15	4,712	—	(554)	(274)	3,884
AEC Intellectual property	15	1,077	—	(83)	—	994
AEC Customer contracts	6	720	—	(720)	—	—
AEC Customer relationships	8-15	32,527	—	(3,474)	(154)	28,899
Total Finite-Lived intangible assets, net		$39,081	$—	$(4,842)	$(428)	$33,811
Indefinite-lived intangible assets:
MC Goodwill		$68,329	$—	$—	$(2,888)	$65,441
AEC Goodwill		113,795	—	—	(1,019)	112,776
Total Indefinite-lived intangible assets		$182,124	$—	$—	$(3,907)	$178,217
As of December 31, 2023, the gross carrying amount and accumulated amortization of Finite-lived intangible assets was $87.1 million and $48.5 million, respectively.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
Amortization expense related to Finite-lived intangible assets was reported in the Consolidated Statement of Income as follows: $0.4 million in Cost of goods sold and $4.1 million in Selling, general and administrative expenses in 2023; $0.8 million in Cost of goods sold and $4.0 million in Selling, general and administrative expenses in 2022; and $3.0 million in Cost of goods sold and $4.2 million in Selling, general and administrative expenses in 2021.
Estimated amortization expense of intangibles for the years ending December 31, 2024 through 2028, is as follows:

Year	Annual amortization (in thousands)
2024	$5,200
2025	5,200
2026	5,200
2027	5,100
2028	5,100

16. Accrued Liabilities
Accrued liabilities as of December 31, 2023 and 2022 consist of the following:

(in thousands)	2023	2022
Salaries, wages and benefits	$72,373	$57,867
Contract liabilities	7,127	15,176
Returns and allowances	10,232	9,084
Dividends	8,111	7,778
Pension and postretirement	9,356	6,683
Operating and finance lease liabilities	7,335	5,929
Other tax	10,171	10,274
Contract loss reserve	2,721	2,359
Freight	1,979	1,966
Professional fees	3,912	3,439
Other	9,671	5,830
Total accrued liabilities	$142,988	$126,385

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

17. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the acquisition of Heimbach. The following table represents our outstanding debt as of December 31, 2023 and 2022:

(in thousands, except interest rates)	2023	2022
Borrowings under the Amended Credit Agreement(1)	$446,000	$439,000
Foreign bank debt	10,885	—
Total bank debt	456,885	439,000
Less: Current maturities of long-term debt	4,218	—
Long-term debt	$452,667	$439,000
(1) The credit facility matures in August 2028. At the end of the December 31, 2023 and December 31, 2022, the interest rate in effect was 3.49 percent and 3.16 percent, respectively, including the effect of interest rate hedging transactions, as described below.

Principal payments on long-term debt are due in amounts of $3.4 million in 2025, $1.3 million in 2026, $1.2 million in 2027, $446.4 million in 2028 and $0.4 million in 2029 and beyond. Cash payments of interest amounted to $18.7 million in 2023, $16.0 million in 2022 and $14.9 million in 2021.
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
On June 23, 2023, we entered into the first Amendment to the Prior Agreement to replace the LIBOR-based reference interest rate option with a reference interest rate option based on the Term Secured Overnight Financing Rate ("Term SOFR") plus an applicable credit spread adjustment (subject to a minimum floor of 0.0%). The Amendment did not make any other material changes to the terms and conditions of the Prior Agreement, including the representations and warranties, events of default, and affirmative and negative covenants. These amendments are also reflected in the Amended Credit Agreement.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

As of December 31, 2023, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR plus the spread, which was 1.625%.
As of December 31, 2023, there was $446 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $354 million, based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary terms including affirmative covenants, negative covenants and events of default. Under the Amended Credit Agreement, we are required to maintain a leverage ratio (as defined in the Amended Credit Agreement) of not greater than 3.75 to 1.00, or 4.25 to 1.00 after a significant acquisition. We are also required to maintain a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of greater than 3.00 to 1.00.
As of December 31, 2023, our leverage ratio was 1.25 to 1.00 (as defined in the Amended Credit Agreement) and our interest coverage ratio was 14.13 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, we will be restricted in paying dividends to a maximum amount of $40 million in a calendar year. As of December 31, 2023, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness, drawn under the Prior Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we paid the fixed rate of 0.838% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in Accounting Standards Codification (“ASC”) 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark. As a result of the amendments, we pay a fixed blended rate of 0.7683% (plus a credit spread adjustment as defined in the Swap Agreements) through October 27, 2024 on $350 million of borrowings under the Amended Credit Agreement and the counterparties pay a floating rate based on the one-month term SOFR at each monthly calculation date, which on December 18, 2023 was 5.36%. The effective date of the amended Swap agreements was July 17, 2023. As of December 18, 2023, the all-in-rate on the $350 million of debt was 2.51%.
On October 17, 2022 our interest rate swap agreements that were in effect from December 18, 2017 terminated. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before the addition of the spread) on $350 million of indebtedness drawn under the Prior Agreement at the rate of 2.11% during the period. Under the terms of those transactions, we paid the fixed rate of 2.11% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. The all-in-rate on the $350 million of debt was 3.735% at the time the swap agreements terminated.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.
Indebtedness under the Amended Credit Agreement is ranked equally in right of payment to all unsecured debt.
Assumed Foreign Bank Debt
With the August 31, 2023 acquisition of Heimbach, the Company assumed bank debt in the amount of $32.7 million, held by several European financial institutions with interest rates ranging from 0.98 percent to 5.52 percent and maturity dates ranging from September 25, 2023 to June 30, 2031. Certain bank agreements allowed for

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

the repayment of the debt upon demand by certain financial institutions in the event of a change in control. As a result, $18.6 million of the debt was repaid in the fourth quarter of 2023. At December 31, 2023, the balance of Heimbach's debt was $10.9 million, of which $4.2 million was classified as Current maturities on long-term debt.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
We had no Level 3 financial assets or liabilities at December 31, 2023, or at December 31, 2022, other than certain pension assets (see Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements).
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2023		December 31, 2022
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value
Assets:
Cash equivalents	$27,157	$—	$6,533	$—
Foreign currency option contracts		$1,725		—
Foreign currency forward contracts		199		—
Other Assets:
Common stock of unaffiliated foreign public company (a)	682	—	602	—
Interest rate swaps	—	12,214	—	23,605
_____________________
(a)Original cost basis $0.5 million
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets in the Consolidated Balance Sheets. Unrealized gains and losses on the

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets.
On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in ASC 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark (see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements for additional information). As of December 31, 2023, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $(15.0) million in 2023, $0.5 million in 2022 and $7.1 million in 2021. Additionally, non-cash interest expense (income) related to the remaining amortization of swap buyouts was $(0.3) million in 2021.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

(in thousands)	2023	2022	2021
Derivatives not designated as hedging
instruments:
Foreign currency options (gains)/losses	$(351)	$(509)	$169

19. Other Noncurrent Liabilities
As of December 31, 2023 and 2022, Other noncurrent liabilities consisted of the following:

(in thousands)	2023	2022
Operating leases	$50,637	$50,190
Postretirement benefits other than pensions	25,876	31,998
Pension liabilities	59,431	23,061
Incentive and deferred compensation	1,957	1,395
Other	1,484	2,114
Total other noncurrent liabilities	$139,385	$108,758
On August 31, 2023, the Company completed the acquisition of Heimbach. Included in the fair value of liabilities assumed was $35.3 million of pension liabilities, net, of which $33.6 million was recorded to Other noncurrent

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
liabilities, and the remainder was recorded to Accrued liabilities in our Consolidated Balance Sheets. See Note 24, Business Combination, of the Notes to the Consolidated Financial Statements for additional information.

20. Leases
We are generally the lessee in our lease transactions. Lessees are required to recognize a lease liability and a right of use ("ROU") asset for leases with terms greater than 12 months, in accordance with the practical expedient that is available for ongoing accounting.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

The components of lease expense were as follows:

	For the years ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Finance lease:
Amortization of right-of-use asset	$—	$416	$997
Interest on lease liabilities	—	529	1,353
Operating lease:
Fixed lease cost	9,591	6,036	5,283
Variable lease cost	108	438	(259)
Short-term lease cost	2,060	1,025	1,037
Total lease expense	$11,759	$8,444	$8,411

Supplemental cash flow information related to leases was as follows:

	For the years ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$10,105	$6,612	$5,233
Operating cash outflows from finance leases	—	529	1,353
Financing cash outflows from finance leases	—	654	1,438
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,114	$38,559	$2,189
Finance leases	—	—	—
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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating leases
Right of use assets included in Other assets	$50,825	$48,475
Lease liabilities included in
Accrued liabilities	$7,335	$5,929
Other noncurrent liabilities	50,637	50,190
Total operating lease liabilities	$57,972	$56,119

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

Additional information for leases existing at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	10 years	11 years
Weighted average discount rate
Operating leases	5.4%	5.3%

Maturities of lease liabilities as of December 31, 2023 were as follows:

(in thousands)	Operating leases
Year ending December 31,
2024	$10,627
2025	9,505
2026	8,466
2027	7,691
2028	5,423
Thereafter	32,990
Total lease payments	74,702
Less imputed interest	(16,730)
Total	$57,972

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
We were defending 3,606 claims as of December 31, 2023.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2021	3,615	32	26	3,609	$93
2022	3,609	43	32	3,598	125
2023	3,598	19	27	3,606	74
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2023 we had resolved, by means of settlement or dismissal, 38,043 claims. The total cost of resolving all claims was $10.7 million. Of this amount, almost 100 percent was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
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
22. Stock-Based Compensation

We have cash-based and stock-based incentive compensation plans that can be awarded for key employees, which are designed to reward short and long-term contributions and used as retention incentives for key senior management. We grant stock-based awards in the form of restricted stock units that are generally settled with the issuance of Class A shares. We grant performance phantom stock units that are treated as liability-based awards and are generally settled in cash. The vesting periods generally range between one and five years from the grant date. Expenses associated with these awards are recognized over each respective vesting period.

Performance and Retention Awards

The Albany International 2017 and 2023 Long-term Incentive Plans provide senior executive members of management with incentive compensation based on achieving certain performance or service measures. Awards can be settled in cash or shares of Class A Common Stock. If the settlement is in the form of Class A Common Stock, participants may elect to receive shares net of applicable income taxes.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Stock-Based Compensation — (continued)

Annual Performance Period Awards

Annual cash-based incentives were granted to executives as annual performance period ("APP") awards. Cash payments of $3.9 million in 2023, $4.5 million in 2022 and $3.1 million in 2021 were made as a result of the performance in the preceding year. In addition, due to the vesting of certain compensation costs for the former CEO who retired during 2023, an additional $0.9 million in cash payments were made.

Multi-Year Performance Plan Awards

Long-term performance incentives were granted to executives as multi-year performance plan ("MPP") awards in each of 2021, 2022 and 2023. Each of these awards vests three years after the grant date, and the extent of payout is dependent upon the achievement of certain performance metrics during the three-year performance period, as defined by the Compensation Committee of the Board of Directors. Settlement of the awards are scheduled to occur no later than 90 days after the end of the performance period. If a participant terminates employment prior to the award becoming fully vested, the participant forfeits a portion of the MPP award. The grant date share price is determined when the awards are approved by the Compensation Committee of the Board of Directors each year and that price is used to measure the cost for the share-based portion of an award. MPP awards are generally settled in shares. Expense associated with these awards is recognized over the vesting period. In connection with these awards, we recognized expense of $5.1 million in 2023, $3.9 million in 2022 and $3.7 million in 2021. The net impact to earnings for the respective years was $4.3 million, $2.7 million, and $2.6 million. Based on current estimates of achievement of certain performance metrics, we anticipate recognizing $1.6 million of expense in 2024 and $0.5 million of expense in 2025.

Restricted Stock Unit Awards

Long-term restricted stock unit awards (“RSU”) were granted to executives and vest annually and settle in shares no later than 90 days after the vesting period ends. The grant date share price is the date when the award is approved by the Compensation Committee of the Board of Directors and is used to measure the cost of the award. We recognized $4.2 million of expense in 2023 associated with these RSU’s which included $1.7 million as a result of accelerated vesting for the former CEO who retired during 2023. The net impact to earnings was $3.5 million. Expense recognized for RSU’s was $1.5 million in 2022 and $0.6 million in 2021, and the net impact to earnings during these respective years was $1.0 million and $0.4 million. Based on RSU’s outstanding at December 31, 2023, we expect to record approximately $1.8 million of expense in 2024 and $1.5 million of expense in 2025.

In addition, during 2023, RSU awards with performance conditions were issued as special retention incentives to certain executives. The 2023 expense for these awards was $0.9 million, for which the net impact to earnings was $0.8 million. Based on awards outstanding at December 31, 2023, we expect to record approximately $2.1 million of expense in 2024.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Stock-Based Compensation — (continued)

As of December 31, 2023, there were 1,631,328 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

(in thousands, except number of shares and weighted average grant date value per share)	Number of shares	Weighted average grant date value per share	Year-end intrinsic value
Shares potentially payable at January 1, 2021	97,840	$71.95	$7,040
Forfeitures	—
Payments	(31,722)	$66.25
Shares accrued based on 2021 performance	41,512	$78.06
Shares potentially payable at December 31, 2021	107,630	$75.99	$8,179
Forfeitures	—
Payments	(35,897)	$84.27
Shares accrued based on 2022 performance	64,208	$86.00
Shares potentially payable at December 31, 2022	135,941	$79.11	$10,754
Forfeitures	(9,035)	$92.02
Payments	(112,279)	$86.35
Shares accrued based on 2023 performance	124,181	$92.52
Shares potentially payable at December 31, 2023	138,808	$84.41	$11,717

Performance Phantom Stock
Long-term cash retention incentives with a performance component were granted to members of management as Phantom Stock Plan ("PSP") awards. Awards under this plan vest over a 3 to 5 year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $7.8 million in 2023, $8.6 million in 2022, and $6.6 million in 2021. The net impact to earnings for the respective years was $5.5 million, $6.0 million, and $4.6 million. Based on awards outstanding at December 31, 2023, we expect to record approximately $12.3 million of compensation cost from 2024 to 2026. The weighted average period for recognition of that cost is approximately 2 years.

Non-employee Director stock compensation
The Company’s independent Directors are paid an annual retainer, of which a certain amount is required to be paid in shares. The total number of shares paid to each independent Director is determined by the share closing price on the day of the Annual Meeting at which the election of Directors occurs. This resulted in compensation expense of $1.1 million in 2023, $1.1 million in 2022, and $0.8 million in 2021 that was distributed in the form of shares.

23. Shareholders’ Equity
We currently have one class of Common Stock, Class A Common Stock, with a par value of $0.001. Each share is entitled to one vote on all matters submitted to shareholders, and will receive dividends as approved by the Board of Directors.
The Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

opportunities and capital structure. As of December 31, 2023, the Company has repurchased in total 1,308,003 shares for a total cost of $109.4 million. Of this, 1,022,717 shares were purchased in 2022 for $85.1 million and 285,286 shares were purchased in 2021 for $24.4 million. We are currently authorized to repurchase shares up to $90.6 million.
Activity in Shareholders’ equity for 2021, 2022, and 2023 is presented below:

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2021	39,115	$39	1,618	$2	$433,696	$770,746	$(132,408)	8,391	$(256,009)	$3,799	$819,865
Net income	—	—	—	—	—	118,478	—	—	—	290	118,768
Compensation and benefits paid or payable in shares	20	—	—	—	2,441	—	—	—	—	—	2,441
Options exercised	7	—	—	—	153	—	—	—	—	—	153
Shares issued to Directors'	—	—	—	—	706	—	—	(11)	241	—	947
Purchase of Treasury shares (a)	—	—	—	—	—	—	—	285	(24,375)	—	(24,375)
Dividends declared
Class A Common Stock, $0.81 per share	—	—	—	—	—	(25,520)	—	—	—	—	(25,520)
Class B Common Stock, $0.81 per share	—	—	—	—	—	(647)	—	—	—	—	(647)
Conversion of Class B shares to Class A shares (b)	1,618	2	(1,618)	(2)	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	—	—	(22,677)	—	—	(451)	(23,128)
Pension and postretirement liability adjustments	—	—	—	—	—	—	1,171	—	—	—	1,171
Derivative valuation adjustment	—	—	—	—	—	—	7,930	—	—	—	7,930
December 31, 2021	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2022	40,760	$41	—	$—	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	—	—	95,762	—	—	—	746	96,508
Compensation and benefits paid or payable in shares	24	—	—	—	3,727	—	—	—	—	—	3,727
Options exercised	1	—	—	—	17	—	—	—	—	—	17
Shares issued to Directors'	—	—	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (c)	—	—	—	—	—	—	—	1,023	(85,065)	—	(85,065)
Dividends declared
Class A Common Stock, $0.81 per share	—	—	—	—	—	(27,501)	—	—	—	—	(27,501)
Cumulative translation adjustments	—	—	—	—	—	—	(40,971)	—	—	110	(40,861)
Pension and postretirement liability adjustments	—	—	—	—	—	—	(3,491)	—	—	—	(3,491)
Settlement of certain pension liabilities	—	—	—	—	—	—	26,198				26,198
Derivative valuation adjustment	—	—	—	—	—	—	19,321	—	—	—	19,321
December 31, 2022	40,785	$41	—	$—	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543

(in thousands)	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount				Shares	Amount
January 1, 2023	40,785	$41	—	$—	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	—	—	111,120	—	—	—	490	111,610
Compensation and benefits paid or payable in shares	71	—	—	—	5,851	—	—	—	—	—	5,851
Shares issued to Directors'	—	—	—	—	827	—	—	(13)	258	—	1,085
Dividends declared
Class A Common Stock, $1.01 per share	—	—	—	—	—	(31,496)	—	—	—	—	(31,496)
Initial equity related to Noncontrolling interest in Arcari	—	—	—	—	—	—	—	—	—	509	509
Cumulative translation adjustments	—	—	—	—	—	—	21,950	—	—	459	22,409
Pension and postretirement liability adjustments	—	—	—	—	—	—	(1,563)	—	—	—	(1,563)
Derivative valuation adjustment	—	—	—	—	—	—	(8,628)	—	—	—	(8,628)
December 31, 2023	40,856	$41	—	$—	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

(a)On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2021, the Company repurchased 285,286 shares totaling $24.4 million.
(b)Class B Stock had a par value of $0.001, was entitled to 10 votes on all matters submitted to shareholders, and received dividends as approved by the Board of Directors. In 2021, Standish Family Holdings, LLC executed a secondary offering of Albany shares. As a result of the offerings, 1.6 million shares of Class B Common Stock previously owned by Standish Family Holdings, LLC were converted to Class A Common Stock and then sold to third parties. Costs associated with the offering were charged directly to Standish Family Holdings, LLC. Since December 31, 2022, there were no Class B Common Stock outstanding nor will any Class B shares be issued.
(c)In 2022, as part of the Share Repurchase program, the Company repurchased 1,022,717 shares totaling $85.1 million.

24. Business Combination
On August 31, 2023, the Company acquired all of the outstanding shares of Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. Heimbach is a global supplier of paper machine clothing for the production of all grades of paper and cardboard on all machine types as well as high-tech textile products used in a variety of sectors, such as the food processing, chemicals, construction materials and automotive industries. Heimbach is now a division under the MC segment. The Paper Machine Clothing ("PMC") industry has attractive dynamics and the acquisition of Heimbach provides increased scale and complementary technology that further drives the MC segment's differentiated manufacturing, sales and service network. The acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations.
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
The assets acquired and the liabilities assumed were recorded based on their preliminary fair values at the date of acquisition as follows:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
24. Business Combination — (continued)

(in thousands)	August 31, 2023
Assets acquired:
Cash and cash equivalents	$12,347
Accounts receivable	51,569
Inventories	41,864
Property, plant and equipment	125,117
Other intangible assets	14,901
Other current assets	7,745
Other noncurrent assets	$6,703
Total assets acquired	$260,246

Liabilities assumed:
Assumed debt	$32,700
Accounts payable	8,243
Accrued liabilities	27,674
Other noncurrent liabilities	35,910
Income taxes payable	288
Deferred tax liabilities	10,856
Total liabilities assumed	$115,671

Net assets acquired	$144,575
Noncontrolling interest	$(509)
Total consideration	$144,066

For the period ended December 31, 2023, the Company incurred acquisition related costs of $4.1 million. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Income.
The purchase price allocation for the acquisition was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. During the fourth quarter of 2023, the Company identified immaterial measurement period adjustments primarily related to fair value estimates. The measurement period adjustments resulted from the refinement of inputs used to calculate the fair value of trade receivables, inventory, equipment, developed technologies, and accrued expenses based on facts and circumstances that existed as of the Acquisition Date. The Company is still completing the valuations of certain pension liabilities, which is expected to be completed during the first six months of 2024.
The fair values of property, plant and equipment of $125.1 million were determined using the cost-approach because the cost-approach was considered appropriate for the valuation analysis, and because sufficient information was available for this use. Since August 31, 2023, the Company recorded $4.0 million of depreciation expense.
The fair values of the identifiable intangible assets totaling $14.9 million, consisting of the Heimbach trade name and developed technology, was determined using the income approach, specifically, a relief from royalty method. The fair value of the trade name was $6.0 million and is considered an indefinite-lived asset because of Heimbach's rich brand heritage and customer service to the paper machine clothing industry dating back to 1811. The fair value of the developed technology was $8.9 million and includes intellectual property-related technologies as well as know-how developed by Heimbach and is being amortized over its economic period of benefit, which is 9 years. This

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
24. Business Combination — (continued)
amortization period represents the estimated useful life of the asset. Since August 31, 2023, the Company recorded $0.3 million of intangible amortization expense.
The fair values of assets acquired included $3.4 million of operating lease right-of-use assets, as well as $3.4 million of operating lease liabilities assumed, of which $1.2 million was considered current and recorded to Accrued liabilities in our Consolidated Balance Sheets.
Debt assumed included $32.7 million aggregate outstanding amount of bank debt with several European financial institutions with interest rates ranging from 0.98 percent to 5.52 percent and maturity dates ranging from September 25, 2023 to June 30, 2031. Bank agreements allowed for the repayment of the debt upon demand by certain financial institutions in the event of a change in control. Some of the assumed bank debt may become due upon notification by those financial institutions before the maturity date of the bank agreements. During the fourth quarter of 2023, we repaid $18.6 million of the debt assumed. At December 31, 2023, the balance of the foreign debt was $10.9 million, of which $4.2 million was classified as Current maturities on long-term debt.
The preliminary fair value of the liabilities assumed include $35.3 million of pension liabilities for various defined benefit plans.
Heimbach's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on August 31, 2023. Heimbach contributed $51.2 million of revenue and a $6.3 million operating loss for the period ended December 31, 2023.
Pro Forma Information (Unaudited)
The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2023 and 2022 which assumes the acquisition of Heimbach occurred on January 1, 2022. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of Heimbach been effective January 1, 2022, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical results of the Company and Heimbach adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisition.

	Years ended December 31,
(in thousands)	2023	2022
Net revenues	$1,265,379	$1,206,420
Net income attributable to the Company	$109,710	$91,583
These pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired property, plant and equipment and the adoption of U.S. accounting standards. Material pro forma adjustments directly attributable to the acquisition of Heimbach for the year ended December 31, 2022 primarily include an increase in cost of goods sold of $5.5 million related to the step-up of acquired inventory. The pro forma information for the year ended December 31, 2023 includes an increase in selling, general and administrative costs of $4.1 million for acquisition-related costs.

25. Subsequent Events
We evaluated subsequent events through the issuance date of these financial statements in Form 10-K. No material subsequent events were identified that require disclosure.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2023. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.
The scope of management's assessment of the effectiveness of internal control over financial reporting excludes the operations of Heimbach, which the Company acquired through a business combination during the year ended December 31, 2023. The acquired business represented 14 percent of total consolidated assets (of which 8 percent related to property, plant, and equipment, net, and intangible assets included within the scope of the assessment) and 4 percent of total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2023. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.

Index

Changes in Internal Control over Financial Reporting
Management of the Company has evaluated the changes in the Company's internal controls over financial reporting during 2023. Except for the Heimbach acquisition, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Gunnar Kleveland	/s/ Robert D. Starr	/s/ John J. Tedone
Gunnar Kleveland	Robert D. Starr	John J. Tedone
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer	Vice President - Controller and Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Item 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our Board of Directors or Executive Officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Index

PART III
The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2024 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders.
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a)Directors. The information set out in the section captioned “Election of Directors”, will be filed within the Proxy Statement.
b)Executive Officers. Information about the officers of the Company is included in Item 1, Business, in Part I of this Annual Report on Form 10-K.
c)Significant Employees. Same as Executive Officers in b) above.
d)Nature of any family relationship between any director, executive officer, person nominated or chosen to become a director or executive officer. The information is included in the section captioned “Certain Business Relationships and Related Person Transactions”, filed within in the Proxy Statement.
e)Business experience, during the past five years, of each director, executive officer, person nominated or chosen to become director or executive officer, and significant employees. Information about the Company's Executive Officers is included in Item 1, Business, in Part I of this Annual Report on Form 10-K and the information about the Company's Directors is included in the section captioned “Election of Directors” in the Proxy Statement.
f)Involvement in certain legal proceedings by any director, person nominated to become a director or executive officer. The information, if any, is included in the section captioned “Election of Directors”, filed within the Proxy Statement.
g)Certain promoters and control persons. None.
h)Audit Committee Financial Expert. The information is included in the section captioned “Corporate Governance”, filed within the Proxy Statement.
i)Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, directors, and officers, including the Chief Executive Officer, Chief Financial Officer and Vice President- Controller and Chief Accounting Officer. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com), within the investor materials section. A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., 216 Airport Drive, Rochester, New Hampshire 03867. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the sections of the Company’s 2024 Proxy Statement captioned “Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Index

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	—	1,631,328	(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—		—	—
Total	—	(1)	—	1,631,328	(2),(3),(4)
_______________________
(1)Does not include 33,051, 40,806, and 119,736 shares that may be issued pursuant to 2021, 2022 and 2023, respectively, performance incentive awards granted to certain executive officers pursuant to the 2017 Incentive Plan. Such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions.
(2)Reflects the number of shares that may be issued pursuant to future awards under the 2017 Incentive Plan and the 2023 Incentive Plan. Additional shares of Class A Common Stock are available for issuance under the 2017 Incentive Plan (see footnote 3 below). No additional shares are available under any of the stock option plans pursuant to which outstanding options were granted.
(3)631,328 shares available for future issuance under the 2017 Incentive Plan. The 2017 Incentive Plan does not permit the Board of Directors to increase the number of shares that may be issued under the Plan without shareholder consent. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan are counted as used to the extent they awards are actually earned and settled in shares, including shares withheld to satisfy tax requirement. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. The Plan awards (including those set forth in column (c) above) would be 631,328.
(4)1,000,000 shares available for future issuance under the 2023 Incentive Plan. The 2017 Incentive Plan does not permit the Board of Directors to increase the number of shares that may be issued under the Plan without shareholder consent. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan are counted as used to the extent the awards are actually earned and settled in shares, including shares withheld to satisfy tax requirement. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued. No awards have yet been granted pursuant to the 2023 Incentive Plan. The Plan awards (including those set forth in column (c) above) would be 1,000,000.
(5)The Company’s independent Directors are paid an annual retainer in the aggregate dollar amount of $220,000 for service as a member of the Company’s Board of Directors (excluding additional fees for committee memberships), of which $135,000 is required to be paid in shares of Class A Common Stock. The total number of shares to be paid to each independent Director each year shall be determined by the

Index

closing price of a share of such stock on the day of the Annual Meeting at which the election of Directors for such year occurs ("the Valuation Price"), as such Valuation Price is reported for such day in the Wall Street Journal, rounded down to the nearest whole number. Independent Directors are expected to hold shares with a value of $660,000 or three times the value of the annual retainer. Independent Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. Beginning in 2024, the shares paid to independent Directors are paid from the pool of shares available pursuant to the 2023 Incentive Plan.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the section captioned "Director Independence" and “Election of Directors” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Albany, NY, Auditor Firm ID: 185.
The information required by this item is included in Item 2, "Ratification of Independent Auditors" in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Index

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    FINANCIAL STATEMENTS

Page Number in Form 10-K
See Item 8 of this Form 10-K setting forth the Report of the Independent Registered Public Accounting Firm (PCAOB ID 185) and our Consolidated Financial Statements.	52

(a)(2)    FINANCIAL STATEMENT SCHEDULES
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (a)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2023	$3,984	$640	$1,566	$6,190
2022	3,248	1,408	(672)	3,984
2021	5,140	(1,299)	(593)	3,248
Allowance for sales returns
Year ended December 31:
2023	$9,070	$5,499	$(4,337)	$10,232
2022	9,552	6,130	(6,612)	9,070
2021	9,668	6,022	(6,138)	9,552
Valuation allowance deferred tax assets
Year ended December 31:
2023	$9,786	$(1,381)	$1,443	$9,848
2022	10,659	$(839)	$(34)	9,786
2021	10,270	949	(560)	10,659
__________________________
(a) Amounts acquired, sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		05/18/23
3 (b)	Bylaws of Company		8-K		02/23/11
4.1	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.		8-K		08/05/21
4 (a)	Article IV of Certificate of Incorporation of Company		8-K		05/18/23
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		09/30/87
Credit Agreements
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
			8-K		06/23/23
10(k)(xx)
$800 million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 16, 2023.
			8-K		08/16/23
10(k)(xx)
$700 Million Five-Year Revolving Credit Facility Agreement among Albany International Corp., the other Borrowers named therein, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 27, 2020
			8-K		10/29/20
Restricted Stock Units
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		05/13/08
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	08/09/11
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		09/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	05/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019		10-K	12/31/19	02/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement		10-K	12/31/19	02/28/20
10(l)(xv)	Form of 2021 Restricted Stock Unit Award Agreement		8-K		02/25/21
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		01/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
Executive Compensation
10(m)(ix)	2011 Incentive Plan		8-K		06/01/11
10(m)(xvii)	Form of 2011 Annual Performance Bonus Agreement		8-K		03/29/11
10(m)(xviii)	Form of 2011 Multi-Year Performance Bonus Agreement		8-K		03/29/11

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(m)(xix)	Form of 2021 Multi-year Performance Bonus Agreement		8-K		02/25/21
10(m)(xx)	Form of Special Incentive Award Agreement		8-K		06/14/23
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		01/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		01/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		03/29/17
10(n)(v)	Form of Retention Bonus Agreement, dated January 21, 2020, between the Company and Stephen M. Nolan		8-K		01/23/20
10(n)(vi)	Form of 2021 Annual Performance Bonus Agreement		8-K		02/25/21
10(n)(vii)	2023 Long Term Incentive Plan		Def 14A		03/30/23
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		03/28/18
10(p)	Code of Ethics		10-K	12/31/03	03/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		01/13/05
10(t)	Form of Indemnification Agreement		8-K		04/12/06
10(u)(vii)	Employment agreement, dated January 21, 2020, between the Company and A. William Higgins		10-K	12/31/19	02/28/20
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	02/26/14
10.3	Employment agreement, dated September 1, 2023, between the Company and Gunnar Kleveland		8-K		08/21/23
10.4	Form of Special Incentive Award Agreement		8-K		08/21/23
11	Statement of Computation of Earnings per share (provided in Note 8 to the Consolidated Financial Statements)	X	10-K	12/31/23	02/26/24
21	Subsidiaries of Company	X	10-K	12/31/23	02/26/24
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/23	02/26/24
24	Powers of Attorney	X	10-K	12/31/23	02/26/24
31(a)	Certification of Gunnar Kleveland required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/23	02/26/24
31(b)	Certification of Robert D. Starr required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/23	02/26/24
32(a)	Certification of Gunnar Kleveland and Robert D. Starr required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/23	02/26/24
97	Incentive Compensation Recovery Policy	X	10-K	12/31/23	02/26/24

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021	X	10-K	12/31/23	2/26/24
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	X	10-K	12/31/23	2/26/24
101(iii)	Consolidated Balance Sheets as of December 31, 2023 and 2022	X	10-K	12/31/23	2/26/24
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	X	10-K	12/31/23	2/26/24
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/23	2/26/24
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2024.

ALBANY INTERNATIONAL CORP.

By	/s/ Robert D. Starr
Robert D. Starr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 26, 2024
Gunnar Kleveland	(Principal Executive Officer)

/s/ Robert D. Starr	Executive Vice President and Chief Financial Officer	February 26, 2024
Robert D. Starr	(Principal Financial Officer)

*	Vice President - Controller and Chief Accounting Officer	February 26, 2024
John J. Tedone	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 26, 2024
Erland E. Kailbourne

*	Director	February 26, 2024
Katharine L. Plourde

*	Director	February 26, 2024
Mark J. Murphy

*	Director	February 26, 2024
John R. Scannell

*	Director	February 26, 2024
Kenneth W. Krueger

*	Director	February 26, 2024
J. Michael McQuade

*	Director	February 26, 2024
Christina M. Alvord

*	Director	February 26, 2024
Russell E. Toney

*	Director	February 26, 2024
A. William Higgins

*By /s/ Robert D. Starr
Robert D. Starr
Attorney-in-fact

Index

CORPORATE INFORMATION
Investor Relations
The Company's Investor Relations Department may be contacted at:
Investor Relations Department
Albany International Corp.
216 Airport Drive
Rochester, NH 03867
Telephone: (603) 330-5800
Fax: (603) 994-3974
E-mail: investor.relations@albint.com
Transfer Agent and Registrar
Computershare
PO box 43078
Providence, RI 02940-3078
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
Notice of Annual Meeting

We will again hold our Annual Meeting virtually this year. The Annual Meeting of the Company’s shareholders will be held virtually on Friday, May 10, 2024 at 9:00 a.m. EDT. Access details for the virtual meeting will be published in the Company’s 2024 Proxy filed with the Securities and Exchange Commission.
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

Index

Trademarks and Trade Names
AEROCLEAN, AEROPOINT, AEROPULSE, AIRSTRUT, ATROBELT, ATROBOND, ATROCROSS, ATROFORTE, ATROJET, ATROLINK, ATROMAXX, ATRONET, ATROPLAN, ATROSPEED, ATROTOP, CARBON-24, DEXWIN, DURAFIX, DURASPIRAL, DYNATEX, FIBRETEX, FILAWIN, HYDROCROSS, HYDROMAX, INLINE, K-COR, KRAFTEX, KRAFTLINE, NOVALACE, PACKLINE, PACKTEX, PRIMOBOND, PRIMOCROSS, PRIMOFLEX, PRIMOPLAN, PRIMOSELECT, PRINTLINE, PROLUX, PROVANTAGE, SEAMPLANE, SECOGLAZE, SECOLINK, SECOPLAN, SOFTLINE, SPIRALRUN, SPIRALTOP, SPRING, SUPRASTAT, TOPSTAT, TRANSBELT, TWINCONE, VENTABELT, WEBDOC, WEBMOVER, and X-COR are all trade names of Albany International Corp.

Directors and Officers

Directors
Erland E. Kailbourne, Chairman	Gunnar Kleveland
Retired – Chairman and Chief Executive Officer,	President and Chief Executive Officer
Fleet National Bank (New York Region)

Katharine L. Plourde[1,3]	Kenneth W. Krueger[1,3]
Former Principal and Analyst,	Former Interim President and Chief Executive Officer
Donaldson, Lufkin & Jenrette, Inc.	Manitowoc Company Inc.

Mark J. Murphy[1,3]	John R. Scannell[2]
Chief Financial Officer,	Retired Chief Executive Officer,
Micron Technology	Moog Inc.

J. Michael McQuade[2,3]	Christina M. Alvord[1,2]
Strategic Advisor to the President,	Former President, Central Division,
Carnegie Mellon University	Vulcan Materials Company

Russell E. Toney[1,2]	A. William Higgins
President,	Retired Chief Executive Officer
Nortek Air Solutions	Albany International Corp.

[1] Member, Audit Committee [2] Member, Compensation Committee [3] Member, Governance Committee

Officers
Gunnar Kleveland	Robert D. Starr
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Daniel A. Halftermeyer	Greg Harwell
President – Machine Clothing	President – Albany Engineered Composites

Alice McCarvill	Robert A. Hansen
Executive Vice President - Human Resources	Senior Vice President and Chief Technology Officer
and Chief Human Resources Officer

John J. Tedone	Joseph M. Gaug
Vice President – Controller and Chief Accounting Officer	Vice President – General Counsel and Secretary