Form 10-Q
period 2024-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2024-04-29
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

216 Airport Drive, Rochester, New Hampshire

(Address of principal executive offices)

14-0462060

(IRS Employer Identification No.)

03867

(Zip Code)

603-330-5800

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.2 million shares of Class A Common Stock outstanding as of April 15, 2024.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$313,330	$269,096
Cost of goods sold	204,644	169,778

Gross profit	108,686	99,318
Selling, general, and administrative expenses	54,835	48,479
Technical and research expenses	12,665	10,277
Restructuring expenses, net	2,209	20

Operating income	38,977	40,542
Interest expense/(income), net	3,319	3,290
Other (income)/expense, net	(2,982)	(455)

Income before income taxes	38,640	37,707
Income taxes	11,271	10,621

Net income	27,369	27,086
Net income attributable to the noncontrolling interest	78	197
Net income attributable to the Company	$27,291	$26,889

Earnings per share attributable to Company shareholders - Basic	$0.87	$0.86

Earnings per share attributable to Company shareholders - Diluted	$0.87	$0.86

Shares of the Company used in computing earnings per share:
Basic	31,209	31,131

Diluted	31,291	31,217

Dividends declared per Class A share	$0.26	$0.25
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$27,369	$27,086

Other comprehensive income/(loss), before tax:
Foreign currency translation	(11,831)	13,440
Amortization of pension liability adjustments:
Prior service credit	(38)	(1,031)
Net actuarial loss	178	346
Payments and amortization related to interest rate swaps included in earnings	(4,038)	(3,223)
Derivative valuation adjustment	1,194	(662)

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	11	315
Amortization of net actuarial loss	(54)	(105)
Payments and amortization related to interest rate swaps included in earnings	1,022	815
Derivative valuation adjustment	(302)	168
Comprehensive income	13,511	37,149
Comprehensive income attributable to the noncontrolling interest	124	435
Comprehensive income attributable to the Company	$13,387	$36,714
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$125,412	$173,420
Accounts receivable, net	305,495	287,781
Contract assets, net	179,223	182,281
Inventories	166,025	169,567
Income taxes prepaid and receivable	11,686	11,043
Prepaid expenses and other current assets	57,331	53,872
Total current assets	845,172	877,964

Property, plant and equipment, net	589,970	601,989
Intangibles, net	42,839	44,646
Goodwill	178,704	180,181
Deferred income taxes	24,153	22,941
Noncurrent receivables, net	—	4,392
Other assets	117,342	102,901
Total assets	$1,798,180	$1,835,014

Liabilities and Shareholders' Equity
Accounts payable	$80,778	$87,104
Accrued liabilities	118,181	142,988
Current maturities of long-term debt	4,445	4,218
Income taxes payable	8,586	14,369
Total current liabilities	211,990	248,679

Long-term debt	434,689	452,667
Other noncurrent liabilities	151,121	139,385
Deferred taxes and other liabilities	26,815	26,963
Total liabilities	824,615	867,694

Commitments and Contingencies (Note 16)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 40,898,219 issued in 2024 and 40,856,910 in 2023	41	41
Additional paid in capital	449,028	448,218
Retained earnings	1,030,111	1,010,942
Accumulated items of other comprehensive income:
Translation adjustments	(137,017)	(124,901)
Pension and postretirement liability adjustments	(16,964)	(17,346)
Derivative valuation adjustment	6,955	9,079
Treasury stock (Class A), at cost; 9,661,845 shares in 2024 and 2023	(364,665)	(364,665)
Total shareholders' equity	967,489	961,368
Noncontrolling interest	6,076	5,952
Total equity	973,565	967,320
Total liabilities and shareholders' equity	$1,798,180	$1,835,014
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$27,369	$27,086
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	20,556	15,864
Amortization	1,748	1,503
Change in deferred taxes and other liabilities	(675)	(887)
Impairment of property, plant and equipment	49	100
Non-cash interest expense	256	280
Compensation and benefits paid or payable in Class A Common Stock	810	378
Provision for credit losses from uncollected receivables and contract assets	365	309
Foreign currency remeasurement (gain) on intercompany loans	(792)	(1,732)
Fair value adjustment on foreign currency options	280	58

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(17,061)	(13,702)
Contract assets	2,982	(4,403)
Inventories	1,917	(12,360)
Prepaid expenses and other current assets	(6,525)	(2,191)
Income taxes prepaid and receivable	(721)	(693)
Accounts payable	7,730	5,214
Accrued liabilities	(22,739)	(23,137)
Income taxes payable	(5,466)	(10,996)
Noncurrent receivables	(178)	867
Other noncurrent liabilities	506	7
Other, net	(814)	2,042
Net cash provided by/(used in) operating activities	9,597	(16,393)

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,859)	(16,275)
Purchased software	(21)	—
Net cash used in investing activities	(26,880)	(16,275)

Cash flows from financing activities:
Proceeds from borrowings	43,237	58,000
Principal payments on debt	(60,750)	(6,000)
Taxes paid in lieu of share issuance	(2,446)	(3,136)
Dividends paid	(8,110)	(7,778)
Net cash (used in)/provided by financing activities	(28,069)	41,086

Effect of exchange rate changes on cash and cash equivalents	(2,656)	4,064

(Decrease)/increase in cash and cash equivalents	(48,008)	12,482
Cash and cash equivalents at beginning of period	173,420	291,776
Cash and cash equivalents at end of period	$125,412	$304,258
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying consolidated financial information reflects all adjustments necessary for a fair presentation of Albany International Corp.'s ("Albany", the "Registrant", the "Company", "we", "us", or "our") financial position, results of operations and cash flows for the interim periods presented, but do not require all disclosures required by the accounting principles generally accepted in the United States ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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

2. Reportable Segments and Revenue Recognition
The Company is organized based on the nature of its products and is composed of two reportable segments, Machine Clothing ("MC") and Albany Engineered Composites ("AEC"), each overseen by a Segment President. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decisions Maker ("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

Machine Clothing:

Index
The Machine Clothing (“MC”) segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel products, nonwovens, fiber cement and for several other industrial applications. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. We manufacture belts for each section of the paper machine and for every grade of paper. We sell our MC products directly to customer end-users in countries across the globe. MC's products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate.
On August 31, 2023, the Company completed the acquisition of Heimbach GmbH (“Heimbach”), a privately-held manufacturer of paper machine clothing and technical textiles. The financial results of the acquired company are included in the Machine Clothing reportable segment.
Albany Engineered Composites:
The Albany Engineered Composites (“AEC”) segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, the SAFRAN Group (“SAFRAN”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract, where revenue is determined by a cost-plus-fee agreement. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) accounted for approximately 16 percent of the Company's consolidated Net revenues in 2023.
AEC net sales to SAFRAN were $50.1 million and $45.3 million in the first three months of 2024 and 2023, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $89.6 million and $93.8 million as of March 31, 2024 and December 31, 2023, respectively.
Other significant programs for AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing commercial programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. For the year ended December 31, 2023, approximately 39 percent of AEC revenues were related to U.S. government contracts or programs.
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended March 31,
(in thousands)	2024	2023
Net revenues
Machine Clothing	$185,217	$153,222
Albany Engineered Composites	128,113	115,874
Consolidated revenues	$313,330	$269,096
Operating income/(loss)
Machine Clothing	$48,110	$48,964
Albany Engineered Composites	9,188	9,418
Corporate expenses	(18,321)	(17,840)
Consolidated Operating income	$38,977	$40,542
Reconciling items:
Interest income	(1,123)	(1,102)
Interest expense	4,442	4,392
Other (income)/expense, net	(2,982)	(455)
Income before income taxes	$38,640	$37,707
First quarter results include Heimbach, which was acquired August 31, 2023. Heimbach contributed $37.9 million of net revenues and $(2.9) million of operating loss for the three months ended March 31, 2024.
Corporate expenses include global information system costs of $8.3 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.
Revenue Recognition:

Index
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts decreased operating income by $0.9 million during the first three months of 2024, compared to a decrease of $0.7 million in the same period last year.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended March 31, 2024:

	Three months ended March 31, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$184,235	$982	$185,217

Albany Engineered Composites:
ASC	—	49,739	49,739
Other AEC	5,757	72,617	78,374
Total Albany Engineered Composites	5,757	122,356	128,113

Total revenues	$189,992	$123,338	$313,330
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended March 31, 2023:

	Three months ended March 31, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$152,278	$944	$153,222

Albany Engineered Composites:
ASC	—	44,532	44,532
Other AEC	5,793	65,549	71,342
Total Albany Engineered Composites	5,793	110,081	115,874

Total revenues	$158,071	$111,025	$269,096

Index
The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2024	2023
Americas PMC	$83,501	$83,378
Eurasia PMC	76,190	51,737
Engineered Fabrics	25,526	18,107
Total Machine Clothing Net revenues	$185,217	$153,222
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $752 million and $821 million as of March 31, 2024 and 2023, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2024, we expect to recognize as revenue approximately $127 million during 2024, $168 million during 2025, $143 million during 2026, and the remainder thereafter.

3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the three months ended March 31, 2024 and 2023, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost/(income):
Service cost	$497	$281	$12	$15
Interest cost	1,532	1,063	354	468
Expected return on assets	(1,358)	(971)	—	—
Amortization of prior service cost/(income)	(7)	(8)	(31)	(1,023)
Amortization of net actuarial loss	187	139	(9)	207
Net periodic benefit cost/(credit)	$851	$504	$326	$(333)
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no such events in the first three months of 2024 or 2023.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Restructuring
Restructuring costs in the first quarter of 2024 were related to reductions in workforce at various AEC locations, while restructuring charges for the first quarter of 2023 were not significant. There were no charges related to the impairment of assets for the periods presented.

Index
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended March 31,
(in thousands)	2024	2023
Machine Clothing	$21	$20
Albany Engineered Composites	2,188	—
Total	$2,209	$20
The table below presents the year-to-date changes in restructuring liabilities for 2024 and 2023, all of which are related to termination and other costs:

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2024
Total termination and other costs	$—	$2,209	$(221)	$(1)	$1,987

(in thousands)	December 31, 2022	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2023
Total termination and other costs	$—	$20	$(20)	$—	$—

5. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended March 31,
(in thousands)	2024	2023
Currency transaction (gains)/losses	$(1,292)	$60
Bank fees and amortization of debt issuance costs	43	59
Components of net periodic pension and postretirement cost other than service cost	668	(125)
Other	(2,401)	(449)
Total other (income)/expense, net	$(2,982)	$(455)
Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $1.3 million in the first three months of 2024, as compared to losses of $0.1 million in the same period last year. The stronger Mexican Peso and weaker Euro during the three months ended March 31, 2024 led to a net gain on foreign currency related transactions, as compared to the same period last year. Other (income)/expense, net, also included gains on changes in fair value of derivative instruments, gains on sales of fixed assets, and rental income.

6. Income Taxes
The Company's effective income tax rate for the three months ended March 31, 2024 and 2023, is as follows:

	Three months ended March 31,
	2024	2023
Effective income tax rate	29.2%	28.2%
Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.

Index
Our 2024 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 29.2% and 28.2% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 included a $2.4 million benefit related to the true-up for prior year estimated taxes treated as a discrete tax benefit and an additional increase of $1.2 million in the valuation allowance treated as a discrete tax expense. The rate for the first quarter of 2024 was higher than the first quarter of 2023 mainly due to an unfavorable change in the jurisdictional mix of pre-tax earnings forecasted for 2024.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits related to federal tax matters under audit may decrease by up to $0.8 million based on current estimates.

7. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except market price and earnings per share)	2024	2023
Net income attributable to the Company	$27,291	$26,889

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,209	31,131
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	82	86

Weighted average number of shares used in calculating diluted net income per share	31,291	31,217

Net income attributable to the Company per share:
Basic	$0.87	$0.86
Diluted	$0.87	$0.86

8. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2023 to March 31, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Other comprehensive income/(loss) before reclassifications, net of tax	(12,116)	285	892	(10,939)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(3,016)	(3,016)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	97	—	97
Net current period other comprehensive income	(12,116)	382	(2,124)	(13,858)
March 31, 2024	$(137,017)	$(16,964)	$6,955	$(147,026)

Index
The table below presents changes in the components of AOCI for the period from December 31, 2022 to March 31, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications, net of tax	13,881	(441)	(494)	12,946
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(2,408)	(2,408)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(475)	—	(475)
Net current period other comprehensive income	13,881	(916)	(2,902)	10,063
March 31, 2023	$(132,970)	$(16,699)	$14,805	$(134,864)
The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Other (income)/expense, net related to interest rate swaps included in Income before taxes	$(4,038)	$(3,223)
Income tax effect	1,022	815
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(3,016)	$(2,408)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	$(38)	$(1,031)
Amortization of net actuarial loss	178	346
Total pre-tax amount reclassified (a)	140	(685)
Income tax effect	(43)	210
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$97	$(475)

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3. Pensions and Other Postretirement Benefit Plans).

9. Noncontrolling Interests
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in Albany Safran Composites, LLC ("ASC").
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately held manufacturer of paper machine clothing with headquarters in Düren, Germany. In July 2021, Heimbach acquired 85% of Arcari, SRL (“Arcari”). Arcari is a manufacturer of textile and plastic industrial technical products and conveyor belts. On the date of the acquisition, the fair value of the noncontrolling interest in Arcari was $0.5 million. For the three months ended March 31, 2024, the net income/(loss) attributable to Arcari’s noncontrolling interest was less than $0.1 million and the noncontrolling interest balance at March 31, 2024 was $0.5 million.

Index
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Three months ended March 31,
(in thousands, except percentages)	2024	2023
Net income of Albany Safran Composites (ASC)	$1,014	$2,282
Less: Return attributable to the Company's preferred holding	308	308
Net income of ASC available for common ownership	$706	$1,974
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$71	$197

Noncontrolling interest, beginning of year	$5,423	$4,494
Net income attributable to noncontrolling interest	71	197
Changes in other comprehensive income attributable to the noncontrolling interest	57	238
ASC Noncontrolling interest, end of interim period	$5,551	$4,929

Arcari Noncontrolling interest, end of interim period	$525	$—

Total Noncontrolling interest, end of interim period	$6,076	$4,929

10. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2024 and December 31, 2023, Accounts receivable consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Trade and other accounts receivable	$287,862	$272,351
Bank promissory notes	22,699	20,690
Allowance for expected credit losses	(5,066)	(5,260)
Accounts receivable, net	$305,495	$287,781
The Company had Noncurrent receivables in the AEC segment that represent revenue earned, which had extended payment terms. In 2023, the payment terms were amended and the Noncurrent receivables are now included in Trade and other accounts receivable. As of March 31, 2024 and December 31, 2023, Noncurrent receivables consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Noncurrent receivables	$—	$4,414
Allowance for expected credit losses	—	(22)
Noncurrent receivables, net	$—	$4,392

11. Contract Assets and Liabilities
Contract assets include unbilled amounts typically resulting from revenues under contracts when the over time method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to Accounts receivable, net when the entitlement to pay becomes unconditional and the customer is invoiced. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are included in Accrued liabilities in the Consolidated Balance Sheets.
Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period.

Index
As of March 31, 2024 and December 31, 2023, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Contract assets	$180,122	$183,189
Allowance for expected credit losses	(899)	(908)
Contract assets, net	$179,223	$182,281

Contract liabilities	$6,034	$7,127
Contract assets, net decreased $3.1 million during the three months ended March 31, 2024. The decrease was primarily due to a decrease in unbilled revenue primarily related to commercial and defense programs, partially offset by an increase in unbilled revenue on space programs. There were no impairment losses related to our Contract assets during the three months ended March 31, 2024 and March 31, 2023.
Contract liabilities decreased $1.1 million during the three months ended March 31, 2024, primarily due to revenue recognized from satisfied performance obligations exceeding customer advance payments for commercial and defense programs. Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the Contract liability balance at the beginning of the year was $3.5 million and $6.7 million, respectively.

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
As of March 31, 2024 and December 31, 2023, Inventories consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$77,391	$79,611
Work in process	63,764	67,743
Finished goods	24,870	22,213
Total inventories	$166,025	$169,567

Index

13. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(189)	$19
AEC Technology	10-15	6,033	(2,824)	3,209
AEC Intellectual property	15	1,250	(360)	890
AEC Customer relationships	8-15	69,290	(44,721)	24,569
Heimbach Developed technology	9	8,789	(572)	8,217
Total Finite-lived intangible assets		$85,570	$(48,666)	$36,904

Indefinite-lived intangible assets:
Heimbach Trade name		$5,935	$—	$5,935
MC Goodwill		65,785	—	65,785
AEC Goodwill		112,919	—	112,919
Total Indefinite-lived intangible assets:		$184,639	$—	$184,639

	December 31, 2023
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(186)	$22
AEC Technology	10-15	6,161	(2,735)	3,426
AEC Intellectual property	15	1,250	(339)	911
AEC Customer relationships	8-15	69,360	(43,875)	25,485
Heimbach Developed technology	9	9,042	(310)	8,732
Total Finite-lived assets		$86,021	$(47,445)	$38,576

Indefinite-lived intangible assets:
Heimbach Trade name		$6,070	$—	$6,070
MC Goodwill		66,873	—	66,873
AEC Goodwill		113,308	—	113,308
Total Indefinite-lived intangible assets:		$186,251	$—	$186,251

Index
The changes in intangible assets, net and goodwill from December 31, 2023 to March 31, 2024, were as follows:

(in thousands)	December 31, 2023	Other Changes	Amortization	Currency Translation	March 31, 2024
Finite-lived intangible assets:
AEC Trademarks and trade names	$22	$—	$(3)	$—	$19
AEC Technology	3,426	—	(142)	(75)	3,209
AEC Intellectual property	911	—	(21)	—	890
AEC Customer relationships	25,485	—	(870)	(46)	24,569
Heimbach Developed technology	8,732	—	(262)	(253)	8,217
Total Finite-lived intangible assets	$38,576	$—	$(1,298)	$(374)	$36,904

Indefinite-lived intangible assets:
Heimbach Trade name	$6,070	$—	$—	$(135)	$5,935
MC Goodwill	66,873	—	—	(1,088)	65,785
AEC Goodwill	113,308	—	—	(389)	112,919
Total Indefinite-lived assets:	$186,251	$—	$—	$(1,612)	$184,639

14. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the acquisition of Heimbach.
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	March 31, 2024	December 31, 2023
Borrowings under the Amended Credit Agreement(1)	$429,000	$446,000
Foreign bank debt	10,134	10,885
Total bank debt	439,134	456,885
Less: Current maturities of long-term debt	4,445	4,218
Long-term debt	$434,689	$452,667
(1) the credit facility matures in August 2028. At the end of March 31, 2024 and December 31, 2023, the interest rate in effect was 3.34% and 3.49%, respectively, including the effect of interest rate hedging transactions, as described below.

Amended Credit Agreement
On August 16, 2023, we entered into a $800 million unsecured committed Five-Year Revolving Credit Facility Agreement (the “Amended Credit Agreement”). The applicable interest rate for borrowings under the Amended Credit Agreement is based on Term SOFR plus a spread, which is based on our leverage ratio (as defined in the Amended Credit Agreement) at the time of a borrowing as follows:

Leverage Ratio	Commitment Fee	ABR Spread	Term Benchmark/ Daily Simple SOFR Spread
<1.00:1.00	0.275%	0.500%	1.500%
≥ 1.00:1.00 and < 2.00:1.00	0.300%	0.625%	1.625%
≥ 2.00:1.00 and < 3.00:1.00	0.325%	0.750%	1.750%
≥ 3.00:1.00	0.350%	1.000%	2.000%
As of March 31, 2024, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR plus the spread, which was 1.625%.
As of March 31, 2024, there was $429 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $371 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).

Index
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
As of March 31, 2024, our leverage ratio was 1.17 to 1.00 (as defined in the Amended Credit Agreement) and our interest coverage ratio was 14.38 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, then we are restricted in paying dividends to a maximum amount of $40 million in a calendar year. As of March 31, 2024, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
The borrowings are guaranteed by certain of the Company’s subsidiaries, including all significant U.S. subsidiaries (subject to certain exceptions), as defined in the Amended Credit Agreement. Our ability to borrow additional amounts under the Amended Credit Agreement is conditional upon the absence of any defaults, as well as the absence of any material adverse change (as defined in the Amended Credit Agreement).
Interest Rate Swaps
In 2021, we entered into interest rate swap agreements for the period of October 17, 2022 through October 27, 2024. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness. We amended the swap agreements on June 29, 2023 replacing the LIBOR (in preparation for the cessation of LIBOR) with SOFR and adjusting the spread.
We pay a fixed blended rate of 0.8828% through October 27, 2024 on $350 million and the counterparties pay a floating rate based on the one-month term SOFR at each monthly calculation date, which on March 18, 2024 was 5.33%. As of March 31, 2024, the all-in rate on the $350M of debt was 2.51%. Upon the expiration of the interest rate swap on October 27, 2024, our interest cost will increase significantly. Beginning in October 2024, our interest cost will be calculated using a floating rate based on the one-month term SOFR.
The interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15, Fair-Value Measurements. No cash collateral was received or pledged in relation to the swap agreements.
Foreign Bank Debt
On August 31, 2023, the Company acquired Heimbach. The Company assumed Heimbach’s bank debt in the amount of $32.7 million. The bank debt is held by several European financial institutions, with maturity dates ranging from June 30, 2024 to June 30, 2031. At March 31, 2024 and December 31, 2023, the foreign debt was $10.1 million and $10.9 million, respectively, of which $4.4 million and $4.2 million, respectively, was classified as Current maturities on long-term debt.

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
We had no Level 3 financial assets or liabilities at March 31, 2024 or at December 31, 2023, other than certain pension assets as indicated in our December 31, 2023 Annual Report on Form 10-K.

Index
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2024		December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$19,892	$—	$27,157	$—
Foreign currency option contracts	—	1,533	—	1,725
Foreign currency forward contracts	—	269	—	199
Other Assets:
Common stock of unaffiliated foreign public company (a)	759	—	682	—
Interest rate swaps	—	9,404	—	12,214
Liabilities
Foreign currency forward contracts	—	(160)	—	—
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(4.0) million for the three months ended March 31, 2024, and $(3.2) million for the three months ended March 31, 2023.
We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Foreign currency instruments are entered into periodically and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(118)	$16

Index

16. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,613 claims as of March 31, 2024.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2023	3,598	19	27	3,606	$74
For the period ended March 31, 2024	3,606	4	11	3,613	$9
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2024, we had resolved, by means of settlement or dismissal, 38,045 claims at a total cost of $10.7 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,676 claims as of March 31, 2024, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

17. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2023 to March 31, 2024:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	27,291	—	—	—	78	27,369
Compensation and benefits paid or payable in shares	42	—	810	—	—	—	—	—	810
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,122)	—	—	—	—	(8,122)
Cumulative translation adjustments	—	—	—	—	(12,116)	—	—	46	(12,070)
Pension and postretirement liability adjustments	—	—	—	—	382	—	—	—	382
Derivative valuation adjustment	—	—	—	—	(2,124)	—	—	—	(2,124)
March 31, 2024	40,898	$41	$449,028	$1,030,111	$(147,026)	9,662	$(364,665)	$6,076	$973,565

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2022 to March 31, 2023:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2022	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	26,889	—	—	—	197	27,086
Compensation and benefits paid or payable in shares	58	—	378	—	—	—	—	—	378
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,792)	—	—	—	—	(7,792)
Cumulative translation adjustments	—	—	—	—	13,881	—	—	238	14,119
Pension and postretirement liability adjustments	—	—	—	—	(916)	—	—	—	(916)
Derivative valuation adjustment	—	—	—	—	(2,902)	—	—	—	(2,902)
March 31, 2023	40,842	$41	$441,917	$950,415	$(134,864)	9,675	$(364,923)	$4,929	$897,515

18. Business Combination
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. For the three months ended March 31, 2024, there were no material adjustments to the assets acquired and liabilities assumed.

19. Subsequent Events
On April 19, 2024, we announced a plan to discontinue manufacturing at our Chungju, South Korea operation, and to transfer production to other international manufacturing facilities owned by the Company. This action will enable the Company to align forming fabric capacity with the local market demand and the needs of customers. The company remains committed to the local papermaking industry and will continue to provide customers with strong expertise in Product Application, Sales and Marketing Service through the current Sales, Service & Application teams located in South Korea. The Company estimates the cash outflows associated with this restructuring to be approximately $6 million, which will include employee-related costs, asset write-offs, and equipment transfer costs.

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
There are a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from the forward-looking statements, including, but not limited to:
•Conditions in the industries in which our Machine Clothing and Albany Engineered Composites segments compete, along with the general risks associated with macroeconomic conditions, including higher interest rates, inflationary pressures, or the effects of another pandemic, for an extended period of time;

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

•In the Albany Engineered Composites segment, longer-than-expected timeframe for the aerospace industry to utilize existing inventories, unanticipated reductions in demand, delays, technical difficulties, and cancellations in aerospace programs that are expected to generate revenue and drive long-term growth;

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

•Failure to adequately integrate Heimbach into our business systems and processes within the expected timeframe or, failure to or delayed realization of anticipated benefits of the acquisition could adversely impact the Company’s business, financial condition and results of operations; and

•Other risks and uncertainties detailed in this report and other periodic reports.
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
Business Environment Overview and Trends
Please refer to the Business Environment Overview and Trends in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.albint.com.

Consolidated Results of Operations
Net revenues
The following table summarizes our Net revenues by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2024	2023	% Change
Machine Clothing	$185,217	$153,222	20.9%
Albany Engineered Composites	128,113	115,874	10.6%
Total	$313,330	$269,096	16.4%
The following tables provide a comparison of 2024 Net revenues, excluding currency translation effects, to 2023 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q1 2024	(Decrease)/ increase due to changes in currency translation rates	Q1 2024 revenues on same basis as Q1 2023 currency translation rates	Net revenues as reported, Q1 2023	% Change compared to Q1 2023, excluding currency rate effects
Machine Clothing	$185,217	$(598)	$185,815	$153,222	21.3%
Albany Engineered Composites	128,113	221	127,892	115,874	10.4%
Total	$313,330	$(377)	$313,707	$269,096	16.6%

Net revenues increased 16.4% compared to the same period in 2023, driven by $37.9 million of Net revenues from the Heimbach acquisition and higher Net revenues in AEC, partially offset by lower organic Net revenues at MC.
MC's Net revenues increased 20.9% compared to the first quarter of 2023, driven by Heimbach Net revenues of $37.9 million. This was partially offset by $5.3 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication globally, and in all grades in Europe. This decrease was partially offset with increases in revenues in North America. Changes in currency translation rates had the effect of decreasing Net revenues $0.6 million.
AEC's Net revenues increased 10.6%, primarily driven by growth on commercial and space programs, partially offset by lower revenues on defense programs. Changes in currency translation rates had the effect of increasing Net revenues $0.2 million.
Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2024	2023
Machine Clothing	$84,655	$77,855
Albany Engineered Composites	24,031	21,463
Total	$108,686	$99,318
% of Net revenues	34.7%	36.9%
The increase in 2024 Gross profit, as compared to the same period last year, was driven by higher sales in both segments. Gross profit as a percentage of revenues was as follows:
•MC's gross profit margin decreased from 50.8% in 2023 to 45.7% in 2024. This margin decrease was primarily attributable to lower gross margin at Heimbach. Excluding Heimbach, MC's gross profit margin increased to 52.1% in 2024.
•AEC's gross profit margin remained largely in line with the prior year, increasing from 18.5% in 2023 to 18.8% in 2024, driven by a favorable shift in program revenue mix. Changes in the estimated profitability of long-term contracts decreased operating income by $0.9 million in 2024, as compared to a decrease of $0.7 million during the same period last year.

Selling, General, and Administrative ("SG&A")
The following table summarizes SG&A expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2024	2023
Machine Clothing	$29,004	$23,073
Albany Engineered Composites	7,510	7,566
Corporate expenses	18,321	17,840
Total	$54,835	$48,479
% of Net revenues	17.5%	18.0%
Consolidated SG&A expenses increased 13.1% as compared to 2023, however, as a percentage of Net revenues it decreased from 18.0% in 2023 to 17.5% in 2024.
•MC SG&A expenses increased $5.9 million as compared to 2023, of which $9.2 million of the increase related to Heimbach. Excluding Heimbach, MC's SG&A decreased $3.3 million, driven primarily by changes in currency translation rates, which reduced expenses by $2.8 million, as well as lower consulting fees and incentive compensation costs.
•In AEC, SG&A expenses remained largely in line with the prior year.
•Corporate SG&A expenses increased $0.5 million, principally due to acquisition and integration related expenses.
Technical and Research
The following table summarizes technical and research expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2024	2023
Machine Clothing	$7,520	$5,798
Albany Engineered Composites	5,145	4,479
Total	$12,665	$10,277
% of Net revenues	4.0%	3.8%
Consolidated Technical and research expenses increased 23.2% as compared to 2023, and as a percentage of Net revenues increased from 3.8% in 2023 to 4.0% in 2024.
•MC Technical and research expenses increased $1.7 million as compared to 2023, of which $1.6 million was due to the addition of Heimbach.
•AEC Technical and research expenses increased $0.7 million as compared to 2023, due to increases in research material and labor costs.
Restructuring Expense, net
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by restructuring expense, net, of $2.2 million in the three months ended March 31, 2024, compared to an insignificant amount in in the same period of 2023.
The following table summarizes restructuring expenses by business segment:

	Three months ended March 31,
(in thousands)	2024	2023
Machine Clothing	$21	$20
Albany Engineered Composites	2,188	—
Consolidated total	$2,209	$20
% of Net revenues	0.7%	0.0%

Restructuring costs in the first quarter of 2024 were primarily related to reductions in workforce at various AEC locations, while restructuring charges for the first quarter of 2023 were not significant. There were no charges related to the impairment of assets for the periods presented.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands)	2024	2023
Machine Clothing	$48,110	$48,964
Albany Engineered Composites	9,188	9,418
Corporate expenses	(18,321)	(17,840)
Total	$38,977	$40,542
% of Net revenues	12.4%	15.1%
Changes in operating income were primarily attributable to the drivers noted above.
Other Earnings Items

	Three months ended March 31,
(in thousands)	2024	2023
Interest expense, net	$3,319	$3,290
Other (income)/expense, net	(2,982)	(455)
Income tax expense	11,271	10,621
Net income attributable to the noncontrolling interest	78	197
Interest Expense/(Income), net
Interest expense/(income), net, was largely in line with the prior year. See the Working Capital, Liquidity and Capital Structure section for further discussion of borrowings and interest rates.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in income of $1.3 million in the three months ended March 31, 2024, as compared to losses of $0.1 million in the same period last year. Other (income)/expense, net, also included gains on changes in fair value of derivative instruments, gains on sales of fixed assets, and rental income.
Effective Income Tax Rate

	Three months ended March 31,
	2024	2023
Effective income tax rate	29.2%	28.2%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the first quarter of 2024 was 29.2%, higher compared to 28.2% for the same period in 2023, mainly due to an unfavorable change in the jurisdictional mix of earnings forecasted for 2024. For more information, see Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements.

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
On January 17, 2024, the House Ways and Means Committee announced a draft legislation called "The Tax Relief for American Families and Workers Act of 2024". This act would restore 100% bonus depreciation for property placed in service after December 31, 2022 and before January 1, 2026; and retroactively restore the ability to deduct domestic research and experimentation costs that were required to be capitalized beginning in 2022 under Section 174. On January 31, 2024, the United States House of Representatives voted to approve this bill, which is now with the United States Senate. We will continue to monitor the status of this legislation and assess the potential impact, if passed.

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 59% of our consolidated revenues during the first three months of 2024. A summary of selected financial results for MC is as follows:
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2024	2023
Net revenues	$185,217	$153,222
Gross profit	84,655	77,855
% of Net revenues	45.7%	50.8%
SG&A expenses	29,004	23,073
Technical and research expenses	7,520	5,798
Operating income	48,110	48,964
Net Revenues
Net revenues increased by 20.9%, driven by Heimbach Net revenues of $37.9 million. This was partially offset by $5.3 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication globally, and in all grades in Europe. This decrease was partially offset with increases in North America. Changes in currency translation rates had the effect of decreasing Net revenues $0.6 million.
Gross Profit
Gross profit increased by $6.8 million as compared to the prior year, driven by the higher sales noted above; however, gross profit margin decreased from 50.8% in 2023 to 45.7% in 2024. This margin decrease was primarily driven by lower gross margins at Heimbach. Excluding Heimbach, MC's gross profit margins increased to 52.1% in 2024 as a result of higher revenues in North America.
Operating Income
Operating income decreased year-over-year, due to higher SG&A and Technical and research expenses from the Heimbach acquisition in addition to Heimbach's lower gross profit margins. The addition of Heimbach increased SG&A expenses by $9.2 million and increased Technical and research expenses by $1.6 million. Excluding Heimbach, SG&A decreased $3.3 million, driven primarily by changes in currency translation rates, which reduced expenses $2.8 million, as well as lower consulting fees and incentive compensation costs.

Albany Engineered Composites ("AEC") Segment
The AEC segment accounted for 41% of our consolidated revenues during the first three months of 2024. A summary of selected financial results for AEC is as follows:
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2024	2023
Net revenues	$128,113	$115,874
Gross profit	24,031	21,463
% of Net revenues	18.8%	18.5%
SG&A expenses	7,510	7,566
Technical and research expenses	5,145	4,479
Operating income	9,188	9,418
Net Revenues
For the three months ended March 31, 2024, Net revenues increased 10.6% as compared to the prior year, driven by growth on commercial and space programs of approximately $17.0 million, partially offset by lower revenues on defense programs. Changes in currency translation rates had the effect of increasing Net revenues $0.2 million.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for the first three months of 2024 and 2023.
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
Gross Profit
For the three months ended March 31, 2024, Gross profit increased $2.6 million as compared to the same period last year, and gross profit margin remained largely in line with the prior year, increasing from 18.5% in 2023 to 18.8% in 2024. The increase in profit margin was driven primarily by a favorable shift in program revenue mix to commercial programs.
Operating Income
For the three months ended March 31, 2024, Operating income decreased $0.2 million, principally due to a $0.7 million increase in Technical and research expenses, as well as restructuring expenses of $2.2 million, as described above.
Changes in the estimated profitability of long-term contracts decreased operating income by $0.9 million in 2024, as compared to a decrease of $0.7 million during the same period last year.

Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$27,369	$27,086
Depreciation and amortization	22,304	17,367
Changes in working capital (a)	(27,171)	(48,388)
Changes in other noncurrent liabilities and deferred taxes	(169)	(880)
Other operating items	(12,736)	(11,578)
Net cash provided by operating activities	9,597	(16,393)
Net cash used in investing activities	(26,880)	(16,275)
Net cash used in financing activities	(28,069)	41,086
Effect of exchange rate changes on cash and cash equivalents	(2,656)	4,064
Decrease in cash and cash equivalents	(48,008)	12,482
Cash and cash equivalents at beginning of year	173,420	291,776
Cash and cash equivalents at end of period	$125,412	$304,258
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Net cash provided by operating activities was $9.6 million in 2024, compared to net cash used in activities of $16.4 million in the same period last year. The increase was driven by improved levels of working capital at both segments and lower tax payments during the current period.
Net cash used in investing activities primarily include capital expenditures totaling $26.9 million and $16.3 million for the first three months of 2024 and 2023, respectively, including investments in new aerospace programs and to improve productivity in our MC segment.
Net cash used in financing activities during 2024 was $28.1 million as compared to net cash provided by financing activities of $41.1 million in 2023. The change was primarily due to lower borrowings that were more than offset by a significant increase in principal payments on debt during the current period.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured committed Amended Credit Agreement, $429.0 million of borrowings were outstanding as of March 31, 2024. In addition, we have borrowings outstanding at our newly acquired Heimbach subsidiary of $10.1 million, of which $4.4 million was considered current.
As of March 31, 2024, we had cash and cash equivalents of $125.4 million and available borrowings under our Amended Credit Agreement of $371.0 million, for a total liquidity of approximately $496.4 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months. For more information on credit agreements, see Note 14. Financial Instruments in the Notes to Consolidated Financial Statements.
As of March 31, 2024, $109.0 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $155.0 million, as of March 31, 2024 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the first three months of 2024, we paid $8.1 million in dividends and had no share repurchases.

Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $12 million. There were no material changes in the Company’s off-balance sheet arrangements during 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $718.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $71.9 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $154.9 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $55.6 million of foreign currency assets as of March 31, 2024. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $5.6 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On March 31, 2024, we had the following variable rate debt:

(in thousands, except interest rates)
Current Maturities of Long-Term Debt
Foreign Bank Debt	$40
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 7.05% in 2024, due in 2028	$79,000
Foreign Bank Debt	39
Total	$79,079
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $0.8 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. Our current interest rate swap agreements expire in October 2024, which will result in a significant increase in our interest cost, which will be calculated using a floating rate based on the one-month term SOFR at that time, which was 5.33% as of March 31, 2024. (See Note 14. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference).

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth above under Note 16. Commitments and Contingencies in Item 1, Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the first quarter of 2024.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10(n)(viii)	Form of 2024 Annual Performance Bonus Award Agreement
10(m)(xxi)	Form of 2024 Multi-Year Performance Bonus Agreement
10(l)(xvi)	Form of 2024 Restricted Stock Unit Award Agreement
10(l)(xvii)	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 29, 2024	By	/s/ Robert D. Starr
Robert D. Starr Executive Vice President and Chief Financial Officer (Principal Financial Officer)