Form 10-Q
period 2024-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2024-08-06
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.2 million shares of Class A Common Stock outstanding as of July 15, 2024.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$331,994	$274,123	$645,324	$543,219
Cost of goods sold	219,611	171,419	424,255	341,197

Gross profit	112,383	102,704	221,069	202,022
Selling, general, and administrative expenses	55,515	46,760	110,350	95,239
Technical and research expenses	11,860	10,318	24,525	20,595
Restructuring expenses, net	2,103	125	4,312	145

Operating income	42,905	45,501	81,882	86,043
Interest expense/(income), net	2,950	3,106	6,269	6,396
Other (income)/expense, net	5,657	(4,511)	2,675	(4,966)

Income before income taxes	34,298	46,906	72,938	84,613
Income tax expense	9,578	20,080	20,849	30,701

Net income	24,720	26,826	52,089	53,912
Net income attributable to the noncontrolling interest	96	154	174	351
Net income attributable to the Company	$24,624	$26,672	$51,915	$53,561

Earnings per share attributable to Company shareholders - Basic	$0.79	$0.86	$1.66	$1.72

Earnings per share attributable to Company shareholders - Diluted	$0.79	$0.85	$1.66	$1.71

Shares of the Company used in computing earnings per share:
Basic	31,242	31,174	31,225	31,152

Diluted	31,342	31,269	31,316	31,243

Dividends declared per Class A share	$0.26	$0.25	$0.52	$0.50
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$24,720	$26,826	$52,089	$53,912

Other comprehensive income/(loss), before tax:
Foreign currency translation	(17,137)	(2,818)	(28,968)	10,622
Amortization of pension liability adjustments:
Prior service credit	(38)	(1,030)	(76)	(2,061)
Net actuarial loss	176	347	354	693
Payments and amortization related to interest rate swaps included in earnings	(4,180)	(3,678)	(8,218)	(6,901)
Derivative valuation adjustment	439	4,199	1,633	3,537

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	11	316	22	631
Amortization of net actuarial loss	(53)	(107)	(107)	(212)
Payments and amortization related to interest rate swaps included in earnings	1,001	931	2,023	1,746
Derivative valuation adjustment	(100)	(1,063)	(402)	(895)
Comprehensive income	4,839	23,923	18,350	61,072
Comprehensive income attributable to the noncontrolling interest	(270)	333	(146)	768
Comprehensive income attributable to the Company	$5,109	$23,590	$18,496	$60,304
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$116,439	$173,420
Accounts receivable, net	280,008	287,781
Contract assets, net	189,242	182,281
Inventories	161,626	169,567
Income taxes prepaid and receivable	9,993	11,043
Prepaid expenses and other current assets	49,143	53,872
Total current assets	806,451	877,964

Property, plant and equipment, net	582,167	601,989
Intangibles, net	41,505	44,646
Goodwill	178,236	180,181
Deferred income taxes	27,203	22,941
Noncurrent receivables, net	—	4,392
Other assets	116,259	102,901
Total assets	$1,751,821	$1,835,014

Liabilities and Shareholders' Equity
Accounts payable	$84,628	$87,104
Accrued liabilities	129,511	142,988
Current maturities of long-term debt	2,732	4,218
Income taxes payable	7,765	14,369
Total current liabilities	224,636	248,679

Long-term debt	374,325	452,667
Other noncurrent liabilities	151,892	139,385
Deferred taxes and other liabilities	27,620	26,963
Total liabilities	778,473	867,694

Commitments and Contingencies (Note 16)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 40,908,380 issued in 2024 and 40,856,910 in 2023	41	41
Additional paid in capital	452,461	448,218
Retained earnings	1,046,612	1,010,942
Accumulated items of other comprehensive income:
Translation adjustments	(154,304)	(124,901)
Pension and postretirement liability adjustments	(16,718)	(17,346)
Derivative valuation adjustment	4,115	9,079
Treasury stock (Class A), at cost; 9,661,845 shares in 2024 and 2023	(364,665)	(364,665)
Total shareholders' equity	967,542	961,368
Noncontrolling interest	5,806	5,952
Total equity	973,348	967,320
Total liabilities and shareholders' equity	$1,751,821	$1,835,014
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$52,089	$53,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,247	32,299
Amortization	3,446	3,018
Change in deferred taxes and other liabilities	(2,391)	1,787
Impairment of property, plant and equipment	120	532
Non-cash interest expense	513	565
Compensation and benefits paid or payable in Class A Common Stock	4,243	2,274
Provision/(recovery) for credit losses from uncollected receivables and contract assets	(174)	493
Foreign currency remeasurement gain on intercompany loans	(2,580)	(3,198)
Fair value adjustment on foreign currency contracts	3,109	(123)
Gain on sale of assets	(512)	—

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	4,929	(40,131)
Contract assets	(8,435)	4,606
Inventories	3,062	(9,174)
Prepaid expenses and other current assets	(2,454)	(2,700)
Income taxes prepaid and receivable	873	(381)
Accounts payable	17,679	(5,255)
Accrued liabilities	(15,367)	(21,570)
Income taxes payable	(5,599)	(4,943)
Noncurrent receivables	(379)	1,705
Other noncurrent liabilities	(924)	(1,922)
Other, net	494	2,881
Net cash provided by operating activities	92,989	14,675

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,616)	(34,899)
Purchased software	(40)	(72)
Proceeds received from sale of assets	1,029	—
Net cash used in investing activities	(45,627)	(34,971)

Cash flows from financing activities:
Proceeds from borrowings	43,282	61,000
Principal payments on debt	(122,828)	(13,000)
Taxes paid in lieu of share issuance	(2,446)	(3,136)
Dividends paid	(16,233)	(15,570)
Net cash (used in)/provided by financing activities	(98,225)	29,294

Effect of exchange rate changes on cash and cash equivalents	(6,118)	142

(Decrease)/increase in cash and cash equivalents	(56,981)	9,140
Cash and cash equivalents at beginning of period	173,420	291,776
Cash and cash equivalents at end of period	$116,439	$300,916
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying consolidated financial information reflects all adjustments necessary for a fair presentation of Albany International Corp.'s ("Albany", the "Registrant", the "Company", "we", "us", or "our") financial position, results of operations and cash flows for the interim periods presented, but does not include all disclosures required by the accounting principles generally accepted in the United States ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
In March 2024, the FASB issued Accounting Standards Update No. 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" (ASU 2024-01), which clarifies how an entity determines whether profits interest or similar awards should be considered within the scope of ASC 718 as a share-based payment arrangement or under ASC 710 or other ASC topics in a manner similar to a cash bonus or profit-sharing arrangement. The guidance is effective for annual periods beginning after December 15, 2024, and interim periods beginning within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-01 should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Index
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
Albany Engineered Composites:
The Albany Engineered Composites segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, the SAFRAN Group (“SAFRAN”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract, where revenue is determined by a cost-plus-fee agreement. The LEAP engine is used on the Airbus A320neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) accounted for approximately 16 percent of the Company's consolidated Net revenues in 2023.
AEC net sales to SAFRAN were $101.3 million and $93.5 million in the first six months of 2024 and 2023, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $85.8 million and $93.8 million as of June 30, 2024 and December 31, 2023, respectively.
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
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net revenues
Machine Clothing	$193,578	$159,217	$378,795	$312,439
Albany Engineered Composites	138,416	114,906	266,529	230,780
Consolidated revenues	$331,994	$274,123	$645,324	$543,219
Operating income/(loss)
Machine Clothing	$53,685	$53,726	$101,795	$102,690
Albany Engineered Composites	9,434	8,668	18,622	18,086
Corporate expenses	(20,214)	(16,893)	(38,535)	(34,733)
Consolidated Operating income	$42,905	$45,501	$81,882	$86,043
Reconciling items:
Interest income	(959)	(1,838)	(2,082)	(2,944)
Interest expense	3,909	4,944	8,351	9,340
Other (income)/expense, net	5,657	(4,511)	2,675	(4,966)
Income before income taxes	$34,298	$46,906	$72,938	$84,613

Index
Second quarter 2024 results include Heimbach, which was acquired August 31, 2023. Heimbach contributed $39.8 million and $77.7 million of net revenues and $0.5 million and $(2.4) million of operating income/(loss) for the three and six months ended June 30, 2024, respectively.
Corporate expenses include global information system costs of $8.1 million and $6.8 million for the three months ended June 30, 2024 and 2023, respectively, and $16.4 million and $13.0 million for the six months ended June 30, 2024 and 2023, respectively.
Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. Changes in the estimated profitability of long-term contracts decreased operating income by $5.0 million for the second quarter of 2024 and decreased operating income $7.6 million for the first half of 2024. Adjustments in the estimated profitability of long-term contracts decreased operating incomes by $1.9 million and decreased operating income by $4.0 million for the second quarter and first half of 2023, respectively.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2024:

	Three months ended June 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$192,596	$982	$193,578

Albany Engineered Composites:
ASC	—	50,292	50,292
Other AEC	6,008	82,116	88,124
Total Albany Engineered Composites	6,008	132,408	138,416

Total revenues	$198,604	$133,390	$331,994

The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2023:

	Three months ended June 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$158,273	$944	$159,217

Albany Engineered Composites:
ASC	—	47,417	47,417
Other AEC	3,511	63,978	67,489
Total Albany Engineered Composites	3,511	111,395	114,906

Total revenues	$161,784	$112,339	$274,123

Index

The following table disaggregates revenue for each product group by timing of revenue recognition for the six months ended June 30, 2024:

	Six months ended June 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$376,831	$1,964	$378,795

Albany Engineered Composites:
ASC	—	100,031	100,031
Other AEC	11,766	154,732	166,498
Total Albany Engineered Composites	11,766	254,763	266,529

Total revenues	$388,597	$256,727	$645,324

The following table disaggregates revenue for each product group by timing of revenue recognition for the six months ended June 30, 2023:

	Six months ended June 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$310,551	$1,888	$312,439

Albany Engineered Composites:
ASC	—	91,949	91,949
Other AEC	9,304	129,527	138,831
Total Albany Engineered Composites	9,304	221,476	230,780

Total revenues	$319,855	$223,364	$543,219

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Americas PMC	$88,533	$94,154	$172,034	$177,532
Eurasia PMC	78,519	48,541	154,709	100,278
Engineered Fabrics	26,526	16,522	52,052	34,629
Total Machine Clothing Net revenues	$193,578	$159,217	$378,795	$312,439

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.1 billion and $792 million as of June 30, 2024 and 2023, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2024, we expect to recognize as revenue approximately $86 million during 2024, $191 million during 2025, $155 million during 2026, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the six months ended June 30, 2024 and 2023, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost/(income):
Service cost	$986	$565	$23	$30
Interest cost	3,043	2,141	709	937
Expected return on assets	(2,698)	(1,955)	—	—
Amortization of prior service cost/(income)	(14)	(16)	(62)	(2,045)
Amortization of net actuarial loss	372	279	(18)	414
Net periodic benefit cost/(credit)	$1,689	$1,014	$652	$(664)
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no material curtailments or settlements during the first six months of 2024 or 2023.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Restructuring

Restructuring costs at MC in the second quarter of 2024 were related primarily to actions taken to cease operations at the Company's MC forming fabric manufacturing facility in Chungju, South Korea. This led to a $1.0 million charge to Restructuring expenses, net related to workforce reductions and a $0.5 million charge recorded to Cost of goods sold for the write-off of inventory. We expect to incur additional restructuring expenses related to this action throughout the remainder of the year.

At AEC, restructuring activities were related to reductions in workforce at various AEC locations. Restructuring charges for the second quarter of 2023 were not significant.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Machine Clothing	$1,066	$125	$1,087	$145
Albany Engineered Composites	922	—	3,110	—
Corporate expenses	115	—	115	—
Total	$2,103	$125	$4,312	$145

Index
The following tables summarizes charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Six months ended June 30, 2024	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$1,605	$1,087	$518
Albany Engineered Composites	3,110	3,110	—
Corporate expenses	115	115	—
Total	$4,830	$4,312	$518

Six months ended June 30, 2023	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$145	$145	$—
Albany Engineered Composites	—	—	—
Corporate expenses	—	—	—
Total	$145	$145	$—

The table below presents the year-to-date changes in restructuring liabilities for 2024 and 2023:

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2024
Total termination and other costs	$—	$4,312	$(1,381)	$(7)	$2,924

(in thousands)	December 31, 2022	Restructuring charges accrued	Payments	Currency translation /other	June 30, 2023
Total termination and other costs	$—	$145	$(147)	$2	$—

5. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Currency transaction (gains)/losses	$150	$(4,193)	$(1,142)	$(4,133)
Derivative instruments losses/(gains)	4,391	(138)	4,273	(123)
Bank fees and amortization of debt issuance costs	77	33	121	91
Components of net periodic pension and postretirement cost other than service cost	664	(120)	1,332	(245)
Other	375	(93)	(1,909)	(556)
Total other (income)/expense, net	$5,657	$(4,511)	$2,675	$(4,966)
Other (income)/expense, net, included foreign currency related transactions which resulted in losses of $0.2 million and gains of $1.1 million in the three and six months ended June 30, 2024, respectively, as compared to gains of $4.2 million and $4.1 million in the same period last year. In addition, changes in the fair value of derivative instruments included losses of $4.4 million and $4.3 million in the three and six months ended June 30, 2024, as compared to gains of $0.1 million and $0.1 million in the same period last year, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Net periodic pension and postretirement costs, other than service costs, were $0.7 million and $1.3 million in the three and six months ended June 30, 2024, respectively, as compared to benefits of $0.1 million and $0.2 million in the same period last year. Other (income)/expense, net, also included net proceeds of $0.5 million from the divestiture of assets related to Heimbach during the three and six months ended June 30, 2024, as well as bank fees, amortization of debt issuance costs, and rental income.

Index

6. Income Taxes
The Company's effective income tax rate for the three and six months ended June 30, 2024 and 2023, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Effective income tax rate	27.9%	42.8%	28.6%	36.3%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.
Our 2024 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 27.9% and 42.8% for the three months ended June 30, 2024 and 2023, respectively. Our actual effective tax rates were 28.6% and 36.3% for the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate for the three months ended June 30, 2024 included a net discrete tax benefit of $1.4 million, which decreased our effective tax rate by 4.2%. This discrete tax benefit is mostly attributable to the true-up of prior year estimated taxes and the release of an uncertain tax position due to a favorable audit settlement. The rate for the second quarter of 2024 was lower than the second quarter of 2023 mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period.
The effective tax rate for the six months ended June 30, 2024 included a net discrete tax benefit of $2.5 million, which decreased our effective tax rate by 3.4%. This discrete tax benefit is mostly attributable to the true-up for prior year estimated taxes, an increase in the valuation allowance and a net decrease in uncertain tax positions. The rate for the six months ended June 30, 2024 was lower than the six months ended June 30, 2023 mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $1.4 million based on current estimates.

Index
7. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except earnings per share)	2024	2023	2024	2023
Net income attributable to the Company	$24,624	$26,672	$51,915	$53,561

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,242	31,174	31,225	31,152
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	100	95	91	91

Weighted average number of shares used in calculating diluted net income per share	31,342	31,269	31,316	31,243

Net income attributable to the Company per share:
Basic	$0.79	$0.86	$1.66	$1.72
Diluted	$0.79	$0.85	$1.66	$1.71

8. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2023 to June 30, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Other comprehensive income/(loss) before reclassifications, net of tax	(29,403)	435	1,231	(27,737)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(6,195)	(6,195)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	193	—	193
Net current period other comprehensive income	(29,403)	628	(4,964)	(33,739)
June 30, 2024	$(154,304)	$(16,718)	$4,115	$(166,907)
The table below presents changes in the components of AOCI for the period from December 31, 2022 to June 30, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications, net of tax	11,313	(691)	2,642	13,264
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(5,155)	(5,155)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(949)	—	(949)
Net current period other comprehensive income	11,313	(1,640)	(2,513)	7,160
June 30, 2023	$(135,538)	$(17,423)	$15,194	$(137,767)

Index
The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three and six ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Interest expense/(income), net related to interest rate swaps included in Income before taxes	$(4,180)	$(3,678)	$(8,218)	$(6,901)
Income tax effect	1,001	931	2,023	1,746
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(3,179)	$(2,747)	$(6,195)	$(5,155)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	$(38)	$(1,030)	$(76)	$(2,061)
Amortization of net actuarial loss	176	347	354	693
Total pre-tax amount reclassified (a)	138	(683)	278	(1,368)
Income tax effect	(42)	209	(85)	419
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$96	$(474)	$193	$(949)

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3. Pensions and Other Postretirement Benefit Plans).

9. Noncontrolling Interests
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in Albany Safran Composites, LLC ("ASC").
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately held manufacturer of paper machine clothing with headquarters in Düren, Germany. In July 2021, Heimbach acquired 85% of Arcari, SRL (“Arcari”). Arcari is a manufacturer of textile and plastic industrial technical products and conveyor belts. On the date of the acquisition, the fair value of the noncontrolling interest in Arcari was $0.5 million. For the six months ended June 30, 2024, the net income/(loss) attributable to Arcari’s noncontrolling interest was less than $0.1 million and the noncontrolling interest balance at June 30, 2024 was $0.6 million.

Index

The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Six months ended June 30,
(in thousands, except percentages)	2024	2023
Net income of Albany Safran Composites (ASC)	$1,841	$4,146
Less: Return attributable to the Company's preferred holding	589	637
Net income of ASC available for common ownership	$1,252	$3,509
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$125	$351

Noncontrolling interest, beginning of year	$5,423	$4,494
Net income attributable to noncontrolling interest	125	351
Changes in other comprehensive income attributable to the noncontrolling interest	(304)	417
ASC Noncontrolling interest, end of interim period	$5,244	$5,262

Arcari Noncontrolling interest, end of interim period	$562	$—

Total Noncontrolling interest, end of interim period	$5,806	$5,262

10. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2024 and December 31, 2023, Accounts receivable consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Trade and other accounts receivable	$263,781	$272,351
Bank promissory notes	20,991	20,690
Allowance for expected credit losses	(4,764)	(5,260)
Accounts receivable, net	$280,008	$287,781
The Company had Noncurrent receivables in the AEC segment that represent revenue earned, which had extended payment terms. In 2023, the payment terms were amended and the Noncurrent receivables are now included in Trade and other accounts receivable. As of June 30, 2024 and December 31, 2023, Noncurrent receivables consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Noncurrent receivables	$—	$4,414
Allowance for expected credit losses	—	(22)
Noncurrent receivables, net	$—	$4,392

Index
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
As of June 30, 2024 and December 31, 2023, Contract assets and Contract liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Contract assets	$190,193	$183,189
Allowance for expected credit losses	(951)	(908)
Contract assets, net	$189,242	$182,281

Contract liabilities	$7,657	$7,127
Contract assets, net increased $7.0 million during the six months ended June 30, 2024. The modest increase was primarily due to an increase in unbilled revenue, primarily related to commercial and space programs. There were no impairment losses related to our Contract assets during the six months ended June 30, 2024 and June 30, 2023.
Contract liabilities decreased $0.5 million during the six months ended June 30, 2024, primarily due to revenue recognized from satisfied performance obligations exceeding customer advance payments for commercial and defense programs. Revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the Contract liability balance at the beginning of the year was $3.8 million and $11.7 million, respectively.

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
As of June 30, 2024 and December 31, 2023, Inventories consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$82,412	$79,611
Work in process	57,027	67,743
Finished goods	22,187	22,213
Total inventories	$161,626	$169,567

Index

13. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(192)	$16
AEC Technology	10-15	5,993	(2,947)	3,046
AEC Intellectual property	15	1,250	(381)	869
AEC Customer relationships	8-15	69,268	(45,583)	23,685
Heimbach Developed technology	9	8,798	(802)	7,996
Total Finite-lived intangible assets		$85,517	$(49,905)	$35,612

Indefinite-lived intangible assets:
Heimbach Trade name		$5,893	$—	$5,893
MC Goodwill		65,440	—	65,440
AEC Goodwill		112,796	—	112,796
Total Indefinite-lived intangible assets:		$184,129	$—	$184,129

	December 31, 2023
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(186)	$22
AEC Technology	10-15	6,161	(2,735)	3,426
AEC Intellectual property	15	1,250	(339)	911
AEC Customer relationships	8-15	69,360	(43,875)	25,485
Heimbach Developed technology	9	9,042	(310)	8,732
Total Finite-lived assets		$86,021	$(47,445)	$38,576

Indefinite-lived intangible assets:
Heimbach Trade name		$6,070	$—	$6,070
MC Goodwill		66,873	—	66,873
AEC Goodwill		113,308	—	113,308
Total Indefinite-lived intangible assets:		$186,251	$—	$186,251

Index
The changes in intangible assets, net and goodwill from December 31, 2023 to June 30, 2024, were as follows:

(in thousands)	December 31, 2023	Other Changes	Amortization	Currency Translation	June 30, 2024
Finite-lived intangible assets:
AEC Trademarks and trade names	$22	$—	$(6)	$—	$16
AEC Technology	3,426	—	(283)	(97)	3,046
AEC Intellectual property	911	—	(42)	—	869
AEC Customer relationships	25,485	—	(1,740)	(60)	23,685
Heimbach Developed technology	8,732	—	(492)	(244)	7,996
Total Finite-lived intangible assets	$38,576	$—	$(2,563)	$(401)	$35,612

Indefinite-lived intangible assets:
Heimbach Trade name	$6,070	$—	$—	$(177)	$5,893
MC Goodwill	66,873	—	—	(1,433)	65,440
AEC Goodwill	113,308	—	—	(512)	112,796
Total Indefinite-lived assets:	$186,251	$—	$—	$(2,122)	$184,129

In the second quarter of 2024, management performed the quantitative assessment approach in conducting its annual evaluation of goodwill and indefinite-lived trademark intangibles and concluded that no impairment provision was required. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which management determined to be the business segment level. As part of the quantitative assessment, management used the income and market approach to determine fair value by considering projected cash flows and market multiples for the Machine Clothing reporting unit and the AEC reporting unit. Management performed the quantitative assessments and concluded that each reporting unit’s fair value continued to significantly exceed its carrying value. In addition, there were no amounts at risk due to the estimated spread between the fair and carrying values. Accordingly, no impairment charges were recorded.

14. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the acquisition of Heimbach.
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	June 30, 2024	December 31, 2023
Borrowings under the Amended Credit Agreement(1)	$370,000	$446,000
Foreign bank debt	7,057	10,885
Total bank debt	377,057	456,885
Less: Current maturities of long-term debt	2,732	4,218
Long-term debt	$374,325	$452,667
(1) the credit facility matures in August 2028. At the end of June 30, 2024 and December 31, 2023, the interest rate in effect was 2.75% and 3.49%, respectively, including the effect of interest rate hedging transactions, as described below.

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

Index

Leverage Ratio	Commitment Fee	ABR Spread	Term Benchmark/ Daily Simple SOFR Spread
<1.00:1.00	0.275%	0.500%	1.500%
≥ 1.00:1.00 and < 2.00:1.00	0.300%	0.625%	1.625%
≥ 2.00:1.00 and < 3.00:1.00	0.325%	0.750%	1.750%
≥ 3.00:1.00	0.350%	1.000%	2.000%
As of June 30, 2024, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR plus the spread, which was 1.625%.
As of June 30, 2024, there was $370 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $430 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
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
As of June 30, 2024, our leverage ratio was 0.98 to 1.00 (as defined in the Amended Credit Agreement) and our interest coverage ratio was 14.70 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, then we are restricted in paying dividends to a maximum amount of $40 million in a calendar year. As of June 30, 2024, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
We pay a fixed blended rate of 0.88% through October 27, 2024 on $350 million and the counterparties pay a floating rate based on the one-month term SOFR at each monthly calculation date, which on June 17, 2024 was 5.33%. As of June 30, 2024, the all-in rate on the $350M of debt was 2.51%. Upon the expiration of the interest rate swap on October 27, 2024, our interest cost will increase significantly. Beginning in October 2024, our interest cost will be calculated using a floating rate based on the one-month term SOFR.
The interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15, Fair-Value Measurements. No cash collateral was received or pledged in relation to the swap agreements.
Foreign Bank Debt
On August 31, 2023, the Company acquired Heimbach. The Company assumed Heimbach’s bank debt in the amount of $32.7 million. The bank debt is held by several European financial institutions, with maturity dates ranging from February 1, 2025 to June 30, 2031. At June 30, 2024 and December 31, 2023, the foreign debt was $7.1 million and $10.9 million, respectively, of which $2.7 million and $4.2 million, respectively, was classified as Current maturities on long-term debt.

Index
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
We had no Level 3 financial assets or liabilities at June 30, 2024 or at December 31, 2023, other than certain pension assets as indicated in our December 31, 2023 Annual Report on Form 10-K.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2024		December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$12,184	$—	$27,157	$—
Foreign currency option contracts	—	1,048	—	1,725
Foreign currency forward contracts	—	—	—	199
Other Assets:
Common stock of unaffiliated foreign public company (a)	759	—	682	—
Interest rate swaps	—	5,635	—	12,214
Liabilities
Foreign currency forward contracts	—	(2,790)	—	—
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(8.2) million for the six months ended June 30, 2024, and $(6.9) million for the six months ended June 30, 2023.
We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. Foreign currency instruments are entered into periodically and consist of foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other current assets and Accrued liabilities, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net.

Index
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$4,391	$(138)	$4,273	$(123)

16. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,623 claims as of June 30, 2024.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2023	3,598	19	27	3,606	$74
For the period ended June 30, 2024	3,606	5	22	3,623	$10
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2024, we had resolved, by means of settlement or dismissal, 38,046 claims at a total cost of $10.7 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,676 claims as of June 30, 2024, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

17. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2023 to June 30, 2024:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	27,291	—	—	—	78	27,369
Compensation and benefits paid or payable in shares	42	—	810	—	—	—	—	—	810
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,122)	—	—	—	—	(8,122)
Cumulative translation adjustments	—	—	—	—	(12,116)	—	—	46	(12,070)
Pension and postretirement liability adjustments	—	—	—	—	382	—	—	—	382
Derivative valuation adjustment	—	—	—	—	(2,124)	—	—	—	(2,124)
March 31, 2024	40,898	$41	$449,028	$1,030,111	$(147,026)	9,662	$(364,665)	$6,076	$973,565
Net income	—	—	—	24,624	—	—	—	96	24,720
Compensation and benefits paid or payable in shares	—	—	2,530	—	—	—	—	—	2,530
Shares issued to Directors'	10	—	903	—	—	—	—	—	903
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,123)	—	—	—	—	(8,123)
Cumulative translation adjustments	—	—	—	—	(17,287)	—	—	(366)	(17,653)
Pension and postretirement liability adjustments	—	—	—	—	246	—	—	—	246
Derivative valuation adjustment	—	—	—	—	(2,840)	—	—	—	(2,840)
June 30, 2024	40,908	$41	$452,461	$1,046,612	$(166,907)	9,662	$(364,665)	$5,806	$973,348

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2022 to June 30, 2023:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2022	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	26,889	—	—	—	197	27,086
Compensation and benefits paid or payable in shares	58	—	378	—	—	—	—	—	378
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,792)	—	—	—	—	(7,792)
Cumulative translation adjustments	—	—	—	—	13,881	—	—	238	14,119
Pension and postretirement liability adjustments	—	—	—	—	(916)	—	—	—	(916)
Derivative valuation adjustment	—	—	—	—	(2,902)	—	—	—	(2,902)
March 31, 2023	40,842	$41	$441,917	$950,415	$(134,864)	9,675	$(364,923)	$4,929	$897,515
Net income	—	—	—	26,672	—	—	—	154	26,826
Compensation and benefits paid or payable in shares	—	—	811	—	—	—	—	—	811
Shares issued to Directors'	—	—	828	—	—	(12)	258	—	1,086
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,795)	—	—	—	—	(7,795)
Cumulative translation adjustments	—	—	—	—	(2,568)	—	—	179	(2,389)
Pension and postretirement liability adjustments	—	—	—	—	(724)	—	—	—	(724)
Derivative valuation adjustment	—	—	—	—	389	—	—	—	389
June 30, 2023	40,842	$41	$443,556	$969,292	$(137,767)	9,663	$(364,665)	$5,262	$915,719

18. Business Combination
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. For the three and six months ended June 30, 2024, there were no material adjustments to the assets acquired and liabilities assumed.

19. Subsequent Events
We evaluated subsequent events through the issuance date of these financial statements in Form 10-Q. No material subsequent events were identified that require disclosure.

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
Business Environment Overview and Trends

During the second quarter of 2024, the MC segment continued to see challenges in Europe, and, to a lesser degree, softness in North America and China. However, our global backlog remains stable. The integration of Heimbach continues to be on track with our internal plans. We transitioned Heimbach’s PMC businesses onto our SAP platform in July, an integral step to integrate Heimbach into the MC business.

The AEC segment continues to increase production levels on commercial, defense, and space programs. For the first half of 2024, the AEC segment has been awarded over $900 million in awards mostly on defense programs, and modest awards on commercial and space programs. While both major large aircraft manufacturers, Boeing and Airbus SE, had earlier announced increases in build rates in 2024 compared to 2023, due to continued quality issues at Boeing, Boeing has slowed their production rate on 737 MAX. Additionally, Airbus SE has given indications that their expected ramp on the A320 will be pushed out beyond previous expectations. We have decreased our LEAP production forecast for the remainder of 2024 and we are working with our customer, Safran, to determine the appropriate production volumes for our LEAP production into 2025.

Also, please refer to the Business Environment Overview and Trends in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.albint.com.

Consolidated Results of Operations
Net revenues
The following table summarizes our Net revenues by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2024	2023	% Change	2024	2023	% Change
Machine Clothing	$193,578	$159,217	21.6%	$378,795	$312,439	21.2%
Albany Engineered Composites	138,416	114,906	20.5%	266,529	230,780	15.5%
Total	$331,994	$274,123	21.1%	$645,324	$543,219	18.8%
The following tables provide a comparison of 2024 Net revenues, excluding currency translation effects, to 2023 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q2 2024	(Decrease)/ increase due to changes in currency translation rates	Q2 2024 revenues on same basis as Q2 2023 currency translation rates	Net revenues as reported, Q2 2023	% Change compared to Q2 2023, excluding currency rate effects
Machine Clothing	$193,578	$(1,128)	$194,706	$159,217	22.3%
Albany Engineered Composites	138,416	(219)	138,635	114,906	20.7%
Total	$331,994	$(1,347)	$333,341	$274,123	21.6%

(in thousands, except percentages)	Net revenues as reported, YTD 2024	(Decrease)/ increase due to changes in currency translation rates	YTD 2024 revenues on same basis as 2023 currency translation rates	Net revenues as reported, YTD 2023	% Change compared to 2023, excluding currency rate effects
Machine Clothing	$378,795	$(1,726)	$380,521	$312,439	21.8%
Albany Engineered Composites	266,529	2	266,527	230,780	15.5%
Total	$645,324	$(1,724)	$647,048	$543,219	19.1%

Three month comparison
Net revenues increased 21.1% compared to the same period in 2023, driven by $39.8 million of Net revenues from the Heimbach acquisition and higher Net revenues in AEC, partially offset by lower organic Net revenues at MC.
MC's Net revenues increased 21.6% compared to the second quarter of 2023, driven by Heimbach Net revenues of $39.8 million. This was partially offset by $4.3 million of lower Net revenues in the rest of the segment, due to decreased sales in pulp, packaging and publication grades, net of increased sales in tissue grades and engineered fabrics. Changes in currency translation rates had the effect of decreasing Net revenues $1.1 million.
AEC's Net revenues increased 20.5%, primarily driven by growth on CH-53K, Boeing 787 Frames, and other commercial and space programs. Changes in currency translation rates had had an insignificant effect on Net revenues.
Six month comparison
Net revenues increased 18.8% compared to the same period in 2023, driven by $77.7 million of Net revenues from the Heimbach acquisition and higher Net revenues in AEC, partially offset by lower organic Net revenues at MC.
MC's Net revenues increased 21.2% compared to the same period in 2023, driven by Heimbach Net revenues of $77.7 million. This was partially offset by $9.6 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication globally, and in most grades in Europe, as well as decreased sales in packaging grades. Changes in currency translation rates had the effect of decreasing Net revenues $1.7 million.

AEC's Net revenues increased 15.5%, primarily driven by growth on commercial and space programs, including Boeing 787 Frames, as well as growth on certain defense programs, including CH-53K. Changes in currency translation rates had an insignificant effect on Net revenues.
Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$88,873	$80,919	$173,528	$158,774
Albany Engineered Composites	23,510	21,785	47,541	43,248
Total	$112,383	$102,704	$221,069	$202,022
% of Net revenues	33.9%	37.5%	34.3%	37.2%
Three month comparison
The increase in 2024 Gross profit, as compared to the same period last year, was driven by higher sales in both segments. Gross profit as a percentage of revenues was as follows:
•MC's gross profit margin decreased from 50.8% in 2023 to 45.9% in 2024. This margin decrease was primarily attributable to lower gross margin at Heimbach. Excluding Heimbach, MC's gross profit margin increased to 51.7% in 2024.
•AEC's gross profit margin decreased from 19.0% in 2023 to 17.0% in 2024, driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $5.0 million in 2024, as compared to a decrease of $1.9 million during the same period last year.
Six month comparison
The increase in Gross profit during the first half of 2024, as compared to the same period in 2023, was driven by higher sales in both segments. Gross profit as a percentage of revenues was as follows:
•MC's gross profit margin decreased from 50.8% in 2023 to 45.8% in 2024. This margin decrease was primarily attributable to lower gross margin at Heimbach. Excluding Heimbach, MC's gross profit margin increased to 51.9% in 2024.
•AEC's gross profit margin decreased from 18.7% in 2023 to 17.8% in 2024, driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $7.6 million in 2024, as compared to a decrease of $4.0 million during the same period last year, partially offset by a favorable shift in revenue mix.
Selling, General, and Administrative ("SG&A")
The following table summarizes SG&A expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$26,618	$20,682	$55,622	$43,755
Albany Engineered Composites	8,798	9,185	16,308	16,751
Corporate expenses	20,099	16,893	38,420	34,733
Total	$55,515	$46,760	$110,350	$95,239
% of Net revenues	16.7%	17.0%	17.1%	17.5%
Three month comparison
Consolidated SG&A expenses increased 18.7% as compared to 2023, however, as a percentage of Net revenues, SG&A expenses decreased from 17.0% in 2023 to 16.7% in 2024.
•MC SG&A expenses increased $5.9 million as compared to 2023, with a $7.4 million increase related to Heimbach, offset by a $1.5 million decrease due to changes in currency translation rates.
•In AEC, SG&A expenses remained largely in line with the prior year, decreasing $0.4 million.
•Corporate SG&A expenses increased $3.2 million, principally due to Heimbach IT-related costs and acquisition and integration related expenses.

Six month comparison
Consolidated SG&A expenses increased 15.9% as compared to 2023, however, as a percentage of Net revenues, SG&A expenses decreased from 17.5% in 2023 to 17.1% in 2024.
The overall increase in SG&A expenses in the first six months of 2024, compared to the same period in 2023, was due to the net effect of the following:
•MC SG&A expenses increased $11.9 million as compared to 2023, of which $16.5 million of the increase related to Heimbach. Excluding Heimbach, MC's SG&A decreased $4.6 million, driven primarily by changes in currency translation rates, which reduced expense by $4.9 million, partially offset by higher employee-related compensation.
•In AEC, SG&A expenses remained largely in line with the prior year, decreasing $0.4 million.
•Corporate SG&A expenses increased $3.7 million, principally due to Heimbach IT-related costs and acquisition and integration related expenses.
Technical and Research
The following table summarizes technical and research expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$7,504	$6,386	$15,024	$12,184
Albany Engineered Composites	4,356	3,932	9,501	8,411
Total	$11,860	$10,318	$24,525	$20,595
% of Net revenues	3.6%	3.8%	3.8%	3.8%
Three month comparison
Consolidated Technical and research expenses increased 14.9% as compared to 2023, and as a percentage of Net revenues decreased from 3.8% in 2023 to 3.6% in 2024.
•MC Technical and research expenses increased $1.1 million as compared to 2023, of which $1.6 million was due to the addition of Heimbach. Excluding Heimbach, material and labor costs were lower as compared to the prior year, driving the decrease in expenses.
•AEC Technical and research expenses increased $0.4 million as compared to 2023, due to increases in research material and labor costs.
Six month comparison
Consolidated Technical and research expenses increased 19.1% as compared to 2023, but as a percentage of Net revenues remained unchanged at 3.8% in both 2023 and 2024.
•MC Technical and research expenses increased $2.8 million as compared to 2023, of which $3.1 million was due to the addition of Heimbach. Excluding Heimbach, labor costs were lower as compared to the prior year, driving decreases in expenses.
•AEC Technical and research expenses increased $1.1 million as compared to 2023, due to increases in research material and labor costs.
Restructuring Expense, net
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by restructuring expense, net, of $2.1 million in the three months ended June 30, 2024, compared to $0.1 million in in the same period of 2023; and $4.3 million in the six months ended June 30, 2024, compared to $0.1 million in the same period in 2024.

The following table summarizes Restructuring expenses, net by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$1,066	$125	$1,087	$145
Albany Engineered Composites	922	—	3,110	—
Corporate expenses	115	—	115	—
Consolidated total	$2,103	$125	$4,312	$145
Restructuring expenses, net in the second quarter of 2024 at MC were primarily related to actions taken to cease operations at the Company's MC forming fabric manufacturing facility in Chungju, South Korea. This led to a $1.0 million charge to Restructuring expenses, net related to workforce reductions, as well as a $0.5 million charge to Cost of goods sold for the write-off of inventory. We expect to incur additional restructuring expenses related to this action throughout the remainder of the year.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in restructuring expenses of $0.9 million during the second quarter and $3.1 million during the first half of 2024.
Restructuring expenses incurred at MC and AEC during 2023 were not significant.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$53,685	$53,726	$101,795	$102,690
Albany Engineered Composites	9,434	8,668	18,622	18,086
Corporate expenses	(20,214)	(16,893)	(38,535)	(34,733)
Total	$42,905	$45,501	$81,882	$86,043
% of Net revenues	12.9%	16.6%	12.7%	15.8%
Changes in operating income were primarily attributable to the drivers noted above.
Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense, net	$2,950	$3,106	$6,269	$6,396
Other (income)/expense, net	5,657	(4,511)	2,675	(4,966)
Income tax expense	9,578	20,080	20,849	30,701
Net income attributable to the noncontrolling interest	96	154	174	351
Interest Expense/(Income), net
Interest expense/(income), net, was largely in line with the prior year. See Note 14. Financial Instruments in the Notes to Consolidated Financial Statements for further discussion of borrowings and interest rates.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in losses of $0.2 million and gains of $1.1 million in the three and six months ended June 30, 2024, respectively, as compared to gains of $4.2 million and $4.1 million in the same period last year. In addition, changes in the fair value of derivative instruments included losses of $4.4 million and $4.3 million in the three and six months ended June 30, 2024, as compared to gains of $0.1 million and $0.1 million in the same period last year, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Net periodic pension and postretirement costs, other than service costs, were $0.7 million and $1.3 million in the three and six months ended June 30, 2024, respectively, as compared to benefits of $0.1 million and $0.2 million in the same period last year. Other (income)/expense, net, also included net proceeds of $0.5 million from the divestiture of assets related to Heimbach during the three and six months ended June 30, 2024, as well as bank fees, amortization of debt issuance costs, and rental income.
Effective Income Tax Rate

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Effective income tax rate	27.9%	42.8%	28.6%	36.3%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the second quarter of 2024 was 27.9%, lower compared to 42.8% for the same period in 2023, mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period. For the first half of 2024, the Company's effective tax rate was 28.6%, lower compared to 36.3% for the same period in 2023, mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period. For more information, see Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements.
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

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 58% and 59% of our consolidated revenues during the three and six months ended June 30, 2024, respectively. A summary of selected financial results for MC is as follows:
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net revenues	$193,578	$159,217	$378,795	$312,439
Gross profit	88,873	80,919	173,528	158,774
% of Net revenues	45.9%	50.8%	45.8%	50.8%
SG&A expenses	26,618	20,682	55,622	43,755
Technical and research expenses	7,504	6,386	15,024	12,184
Operating income	53,685	53,726	101,795	102,690
Net Revenues
For the three months ended June 30, 2024, Net revenues increased by 21.6% as compared to the prior year, driven by Heimbach Net revenues of $39.8 million. This was partially offset by $4.3 million of lower Net revenues in the rest of the segment, driven primarily by decreased sales in pulp, packaging and publication grades, net of increased sales in tissue grades and engineered fabrics. Changes in currency translation rates had the effect of decreasing Net revenues $1.1 million.

For the six months ended June 30, 2024, Net revenues increased by 21.2% as compared to the prior year, driven by Heimbach Net revenues of $77.7 million. This was partially offset by $9.6 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication globally, and in most grades in Europe, as well as decreased sales in packaging grades. Changes in currency translation rates had the effect of decreasing Net revenues $1.7 million.
Gross Profit
For the three months ended June 30, 2024, Gross profit increased by $8.0 million as compared to the same period in the prior year, driven by the higher sales noted above; however, gross profit margin decreased from 50.8% in 2023 to 45.9% in 2024. This margin decrease was primarily driven by lower gross margins at Heimbach. Excluding Heimbach, MC's gross profit margins increased to 51.7% in 2024.
For the six months ended June 30, 2024, Gross profit increased by $14.8 million as compared to the same period in the prior year, driven by the higher sales noted above; however, gross profit margin decreased from 50.8% in 2023 to 45.8% in 2024. This margin decrease was primarily driven by lower gross margins at Heimbach. Excluding Heimbach, MC's gross profit margins increased to 51.9% in 2024.
Operating Income
For the three months ended June 30, 2024, Operating income was largely in line with the prior year. The addition of Heimbach increased SG&A expenses by $7.4 million and increased Technical and research expenses by $1.6 million. Excluding Heimbach, SG&A decreased $1.5 million and Technical and research expenses decreased $0.5 million, driven primarily by changes in currency translation rates and reduced material and labor costs.
For the six months ended June 30, 2024, Operating income decreased $0.9 million, principally due to lower gross profit margins and higher SG&A and Technical and research expenses from the Heimbach acquisition. The addition of Heimbach increased SG&A expenses by $16.3 million and increased Technical and research expenses by $3.1 million. Excluding Heimbach, SG&A decreased $4.9 million due to changes in currency translation rates, partially offset by higher employee-related compensation, and Technical and research expenses decreased $0.3 million, driven by reduced labor costs.
Albany Engineered Composites ("AEC") Segment
The AEC segment accounted for 42% and 41% of our consolidated revenues during the three and six months ended June 30, 2024, respectively. A summary of selected financial results for AEC is as follows:
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net revenues	$138,416	$114,906	$266,529	$230,780
Gross profit	23,510	21,785	47,541	43,248
% of Net revenues	17.0%	19.0%	17.8%	18.7%
SG&A expenses	8,798	9,185	16,308	16,751
Technical and research expenses	4,356	3,932	9,501	8,411
Operating income	9,434	8,668	18,622	18,086
Net Revenues
For the three months ended June 30, 2024, Net revenues increased 20.5% as compared to the prior year, driven by growth on CH-53K, Boeing 787 Frames, and other commercial and space programs. Changes in currency translation rates had an insignificant effect on Net revenues.
For the six months ended June 30, 2024, Net revenues increased 15.5%, primarily driven by growth on commercial and space programs, including Boeing 787 Frames, as well as growth on certain defense programs, including CH-53K. Changes in currency translation rates had an insignificant effect on Net revenues.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for the first six months of 2024 and 2023.

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
Gross Profit
For the three months ended June 30, 2024, Gross profit increased $1.7 million as compared to the same period last year, and as a percentage of revenues decreased from 19.0% in 2023 to 17.0% in 2024. The decrease in profit margin was driven primarily by unfavorable changes in the estimated profitability of long-term contracts as noted below.
For the six months ended June 30, 2024, Gross profit increased $4.3 million as compared to the same period last year, and gross profit margin decreased from 18.7% in 2023 to 17.8% in 2024. The decrease in profit margin was driven primarily by unfavorable changes in the estimated profitability of long-term contracts as noted below, partially offset by a favorable shift in revenue mix.
Operating Income
For the three months ended June 30, 2024, Operating income increased $0.8 million, principally due to an increase of $23.5 million in Net revenues and an increase of $1.7 million in Gross profit, offset by restructuring expenses of $0.9 million, as described above.
For the six months ended June 30, 2024, Operating income increased $0.5 million, principally due to an increase of $35.7 million in Net revenues, an increase of $4.3 million in Gross profit, and a reduction of $0.4 million in SG&A, offset by an increase of $1.1 million in Technical and research expenses and restructuring expenses of $3.1 million, as described above.
Changes in the estimated profitability of long-term contracts decreased operating income by $5.0 million for the second quarter of 2024 and decreased operating income $7.6 million for the first half of 2024. For the 2023 year, adjustments in the estimated profitability of long-term contracts decreased operating income by $1.9 million in the second quarter and decreased operating income by $4.0 million for the first half of the year.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2024	2023
Net income	$52,089	$53,912
Depreciation and amortization	44,693	35,317
Changes in working capital (a)	1,868	(71,524)
Changes in other noncurrent liabilities and deferred taxes	(3,315)	(135)
Other operating items	(2,346)	(2,895)
Net cash provided by operating activities	92,989	14,675
Net cash used in investing activities	(45,627)	(34,971)
Net cash used in financing activities	(98,225)	29,294
Effect of exchange rate changes on cash and cash equivalents	(6,118)	142
Decrease in cash and cash equivalents	(56,981)	9,140
Cash and cash equivalents at beginning of year	173,420	291,776
Cash and cash equivalents at end of period	$116,439	$300,916
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Net cash provided by operating activities during the first six months of 2024 was $93.0 million, compared to $14.7 million in the same period last year. The increase was primarily driven by improved levels of working capital at both segments, but was most pronounced at AEC, which invested a much more significant amount in working capital during 2023 related to the expanded CH-53K scope of work and the build-up of inventory in the LEAP program as compared to 2024.
Net cash used in investing activities primarily included capital expenditures totaling $45.6 million and $35.0 million for the first six months of 2024 and 2023, respectively, including investments in new aerospace programs and to improve productivity in our MC segment.
Net cash used in financing activities during 2024 was $98.2 million as compared to net cash provided by financing activities of $29.3 million in 2023. The change was primarily due to lower borrowings and a significant increase in principal payments on debt during 2024.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured committed Amended Credit Agreement, $370.0 million of borrowings were outstanding as of June 30, 2024. In addition, we have borrowings outstanding at our newly acquired Heimbach subsidiary of $7.1 million, of which $2.7 million was considered current.
As of June 30, 2024, we had cash and cash equivalents of $116.4 million and available borrowings under our Amended Credit Agreement of $430.0 million, for a total liquidity of approximately $546.4 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months. For more information on credit agreements, see Note 14. Financial Instruments in the Notes to Consolidated Financial Statements.
As of June 30, 2024, $100.2 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $120.0 million, as of June 30, 2024 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the first six months of 2024, we paid $16.2 million in dividends and had no share repurchases.

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
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and therefore are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $663.2 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $66.3 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $128.8 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $27.8 million of foreign currency assets as of June 30, 2024. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $2.8 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On June 30, 2024, we had the following variable rate debt:

(in thousands, except interest rates)
Current Maturities of Long-Term Debt
Foreign Bank Debt	$477
Long-term debt
Credit agreement with borrowings outstanding, net of fixed rate portion, at an end of period interest rate of 7.06% in 2024, due in 2028	$20,000
Foreign Bank Debt	33
Total	$20,510
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $0.2 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. Our current interest rate swap agreements expire in October 2024, which will result in a significant increase in our interest cost, which will be calculated using a floating rate based on the one-month term SOFR at that time, which was 5.33% as of June 30, 2024. (See Note 14. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the second quarter of 2024.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2024, between Albany International Corp. and JPMorgan Chase Bank, N.A., as Administrative Agent.
10(n)(viii)	Form of 2024 Annual Performance Bonus Award Agreement
10(m)(xxi)	Form of 2024 Multi-Year Performance Bonus Agreement
10(l)(xvi)	Form of 2024 Restricted Stock Unit Award Agreement
10(l)(xvii)	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 6, 2024	By	/s/ Robert D. Starr
Robert D. Starr Executive Vice President and Chief Financial Officer (Principal Financial Officer)