Form 10-Q
period 2024-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2024-10-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 31.3 million shares of Class A Common Stock outstanding as of October 15, 2024.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS

ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$298,386	$281,106	$943,710	$824,325
Cost of goods sold	208,002	179,271	632,257	520,468

Gross profit	90,384	101,835	311,453	303,857
Selling, general, and administrative expenses	52,097	51,975	162,447	147,214
Technical and research expenses	10,844	9,708	35,369	30,303
Restructuring expenses, net	2,272	82	6,584	227

Operating income	25,171	40,070	107,053	126,113
Interest expense/(income), net	2,411	3,653	8,680	10,049
Other (income)/expense, net	3,257	56	5,932	(4,910)

Income before income taxes	19,503	36,361	92,441	120,974
Income tax expense	1,282	9,207	22,131	39,908

Net income	18,221	27,154	70,310	81,066
Net income attributable to the noncontrolling interest	192	45	366	396
Net income attributable to the Company	$18,029	$27,109	$69,944	$80,670

Earnings per share attributable to Company shareholders - Basic	$0.58	$0.87	$2.24	$2.59

Earnings per share attributable to Company shareholders - Diluted	$0.57	$0.87	$2.23	$2.58

Shares of the Company used in computing earnings per share:
Basic	31,251	31,185	31,234	31,163

Diluted	31,367	31,283	31,333	31,256

Dividends declared per Class A share	$0.26	$0.25	$0.78	$0.75
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$18,221	$27,154	$70,310	$81,066

Other comprehensive income/(loss), before tax:
Foreign currency translation	16,211	(15,131)	(12,757)	(4,509)
Amortization of pension liability adjustments:
Prior service credit	(37)	(1,031)	(113)	(3,092)
Net actuarial loss	176	349	530	1,042
Payments and amortization related to interest rate swaps included in earnings	(2,675)	(3,990)	(10,893)	(10,891)
Derivative valuation adjustment	(1,238)	996	395	4,533

Income taxes related to items of other comprehensive income/(loss):
Amortization of prior service credit	13	315	35	946
Amortization of net actuarial loss	(55)	(107)	(162)	(319)
Payments and amortization related to interest rate swaps included in earnings	658	1,009	2,681	2,755
Derivative valuation adjustment	305	(252)	(97)	(1,147)
Comprehensive income	31,579	9,312	49,929	70,384
Comprehensive income attributable to the noncontrolling interest	(127)	(99)	(273)	669
Comprehensive income attributable to the Company	$31,706	$9,411	$50,202	$69,715
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$127,222	$173,420
Accounts receivable, net	271,975	287,781
Contract assets, net	195,782	182,281
Inventories	160,617	169,567
Income taxes prepaid and receivable	8,316	11,043
Prepaid expenses and other current assets	40,399	53,872
Total current assets	804,311	877,964

Property, plant and equipment, net	583,455	601,989
Intangibles, net	40,996	44,646
Goodwill	180,912	180,181
Deferred income taxes	26,979	22,941
Noncurrent receivables, net	—	4,392
Other assets	116,548	102,901
Total assets	$1,753,201	$1,835,014

Liabilities and Shareholders' Equity
Accounts payable	$77,873	$87,104
Accrued liabilities	138,700	142,988
Current maturities of long-term debt	555	4,218
Income taxes payable	1,593	14,369
Total current liabilities	218,721	248,679

Long-term debt	361,639	452,667
Other noncurrent liabilities	154,634	139,385
Deferred taxes and other liabilities	21,531	26,963
Total liabilities	756,525	867,694

Commitments and Contingencies (Note 16)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 40,916,568 issued in 2024 and 40,856,910 in 2023	41	41
Additional paid in capital	452,656	448,218
Retained earnings	1,056,514	1,010,942
Accumulated items of other comprehensive income:
Translation adjustments	(137,373)	(124,901)
Pension and postretirement liability adjustments	(17,341)	(17,346)
Derivative valuation adjustment	1,165	9,079
Treasury stock (Class A), at cost; 9,661,845 shares in 2024 and 2023	(364,665)	(364,665)
Total shareholders' equity	990,997	961,368
Noncontrolling interest	5,679	5,952
Total equity	996,676	967,320
Total liabilities and shareholders' equity	$1,753,201	$1,835,014
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$70,310	$81,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,813	50,164
Amortization	5,190	4,614
Change in deferred taxes and other liabilities	(7,552)	(1,264)
Impairment of property, plant and equipment	1,425	577
Non-cash interest expense	769	1,148
Compensation and benefits paid or payable in Class A Common Stock	4,438	5,189
Provision/(recovery) for credit losses from uncollected receivables and contract assets	40	641
Foreign currency remeasurement loss/(gain) on intercompany loans	2,263	(4,704)
Fair value adjustment on foreign currency contracts	1,105	581
Gain on sale of assets	(515)	—

Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	17,980	(18,172)
Contract assets	(15,194)	(16,550)
Inventories	5,918	(293)
Prepaid expenses and other current assets	2,768	(3,030)
Income taxes prepaid and receivable	2,602	1,597
Accounts payable	7,316	(6,661)
Accrued liabilities	(8,320)	(16,454)
Income taxes payable	(11,995)	(5,810)
Noncurrent receivables	(579)	2,276
Other noncurrent liabilities	(17)	(3,602)
Other, net	220	2,499
Net cash provided by operating activities	139,985	73,812

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(133,470)
Purchases of property, plant and equipment	(61,985)	(48,850)
Purchased software	(101)	(276)
Proceeds received from sale of assets	1,033	—
Net cash used in investing activities	(61,053)	(182,596)

Cash flows from financing activities:
Proceeds from borrowings	48,106	71,249
Principal payments on debt	(142,691)	(51,479)
Debt acquisition costs	—	(4,108)
Taxes paid in lieu of share issuance	(2,832)	(3,136)
Dividends paid	(24,356)	(23,365)
Net cash (used in)/provided by financing activities	(121,773)	(10,839)

Effect of exchange rate changes on cash and cash equivalents	(3,357)	(647)

(Decrease)/increase in cash and cash equivalents	(46,198)	(120,270)
Cash and cash equivalents at beginning of period	173,420	291,776
Cash and cash equivalents at end of period	$127,222	$171,506
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

Index
currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of legal challenges that are pending judicial review. The disclosure requirements would apply to the Company's fiscal year beginning January 1, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

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
AEC net sales to SAFRAN were $142.2 million and $140.8 million in the first nine months of 2024 and 2023, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $89.9 million and $93.8 million as of September 30, 2024 and December 31, 2023, respectively.
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

Index
The following tables show data by reportable segment, reconciled to consolidated totals included in the financial statements:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net revenues
Machine Clothing	$183,033	$166,588	$561,828	$479,027
Albany Engineered Composites	115,353	114,518	381,882	345,298
Consolidated revenues	$298,386	$281,106	$943,710	$824,325
Operating income/(loss)
Machine Clothing	$51,481	$50,710	$153,276	$153,400
Albany Engineered Composites	(10,293)	9,374	8,329	27,460
Corporate expenses	(16,017)	(20,014)	(54,552)	(54,747)
Consolidated Operating income	$25,171	$40,070	$107,053	$126,113
Reconciling items:
Interest income	(1,019)	(1,826)	(3,101)	(4,770)
Interest expense	3,430	5,479	11,781	14,819
Other (income)/expense, net	3,257	56	5,932	(4,910)
Income before income taxes	$19,503	$36,361	$92,441	$120,974
Results for 2024 include Heimbach, which was acquired August 31, 2023. Heimbach contributed $27.8 million and $105.5 million of net revenues and $(4.3) million and $(6.7) million of operating loss for the three and nine months ended September 30, 2024, respectively. Heimbach contributed $15.6 million of Net revenues and an operating loss of $(0.5) million for the three and nine months ended September 30, 2023, respectively.
Corporate expenses include global information system costs of $7.8 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively, and $24.2 million and $19.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The cumulative changes in the estimated profitability of long-term contracts decreased operating income by $22.4 million for the third quarter of 2024 and decreased operating income by $28.3 million for the first nine months of 2024. The negative change in the estimated profitability in the third quarter of 2024 was driven by a few large complex programs, including approximately $13.3 million for various CH-53K programs, approximately $6.5 million on our Gulfstream program, approximately $2.2 million on our F-35 program, and $0.4 million, net, on all other programs. Adjustments in the estimated profitability of long-term contracts increased operating incomes by $0.9 million and decreased operating income by $4.1 million for the third quarter and first nine months of 2023, respectively.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.

Index

The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2024:

	Three months ended September 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$182,050	$983	$183,033

Albany Engineered Composites:
ASC	—	40,115	40,115
Other AEC	4,142	71,096	75,238
Total Albany Engineered Composites	4,142	111,211	115,353

Total revenues	$186,192	$112,194	$298,386

The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2023:

	Three months ended September 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$165,643	$945	$166,588

Albany Engineered Composites:
ASC	—	46,654	46,654
Other AEC	4,955	62,909	67,864
Total Albany Engineered Composites	4,955	109,563	114,518

Total revenues	$170,598	$110,508	$281,106

The following table disaggregates revenue for each product group by timing of revenue recognition for the nine months ended September 30, 2024:

	Nine months ended September 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$558,881	$2,947	$561,828

Albany Engineered Composites:
ASC	—	140,146	140,146
Other AEC	15,908	225,828	241,736
Total Albany Engineered Composites	15,908	365,974	381,882

Total revenues	$574,789	$368,921	$943,710

Index

The following table disaggregates revenue for each product group by timing of revenue recognition for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$476,194	$2,833	$479,027

Albany Engineered Composites:
ASC	—	138,603	138,603
Other AEC	14,259	192,436	206,695
Total Albany Engineered Composites	14,259	331,039	345,298

Total revenues	$490,453	$333,872	$824,325

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Americas PMC	$86,408	$84,405	$258,442	$261,937
Eurasia PMC	70,083	64,493	224,792	164,771
Engineered Fabrics	26,542	17,690	78,594	52,319
Total Machine Clothing Net revenues	$183,033	$166,588	$561,828	$479,027

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.1 billion and $759 million as of September 30, 2024 and 2023, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2024, we expect to recognize as revenue approximately $40 million during 2024, $167 million during 2025, $147 million during 2026, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the nine months ended September 30, 2024 and 2023, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost/(income):
Service cost	$1,473	$986	$35	$45
Interest cost	4,545	3,447	1,063	1,405
Expected return on assets	(4,030)	(3,063)	—	—
Amortization of prior service cost/(income)	(20)	(24)	(93)	(3,068)
Amortization of net actuarial loss	556	421	(26)	621
Net periodic benefit cost/(credit)	$2,524	$1,767	$979	$(997)
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no material curtailments or settlements during the first nine months of 2024 or 2023.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Restructuring

At MC, restructuring actions were taken in the second and third quarters of 2024 to cease operations at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, and at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK. The principal driver of $3.3 million in Restructuring expenses, net for the first nine months of 2024 related to workforce reductions, fixed asset impairments and related costs, as well as charges of $1.3 million in Costs of goods sold for the write-off of inventory. We expect to incur additional restructuring expenses related to these actions throughout the remainder of the year. Restructuring expenses incurred at MC during 2023 were not significant.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in restructuring expenses of $3.1 million for the first nine months of 2024. Restructuring expenses incurred at AEC during 2023 were not significant.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Machine Clothing	$2,207	$82	$3,294	$227
Albany Engineered Composites	34	—	3,144	—
Corporate expenses	31	—	146	—
Total	$2,272	$82	$6,584	$227

Index
The following tables summarizes charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Nine months ended September 30, 2024	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$4,581	$3,294	$1,287
Albany Engineered Composites	3,144	3,144	—
Corporate expenses	146	146	—
Total	$7,871	$6,584	$1,287

Nine months ended September 30, 2023	Total restructuring costs incurred	Termination and other costs	Impairment of assets
(in thousands)
Machine Clothing	$227	$227	$—
Albany Engineered Composites	—	—	—
Corporate expenses	—	—	—
Total	$227	$227	$—

The table below presents the year-to-date changes in restructuring liabilities for 2024 and 2023:

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments	Currency translation /other	September 30, 2024
Total termination and other costs	$—	$6,584	$(4,064)	$90	$2,610

(in thousands)	December 31, 2022	Restructuring charges accrued	Payments	Currency translation /other	September 30, 2023
Total termination and other costs	$—	$227	$(227)	$—	$—

5. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Currency transaction (gains)/losses	$1,834	$511	$692	$(3,622)
Derivative instruments losses/(gains)	(485)	704	3,788	581
Bank fees and amortization of debt issuance costs	48	49	169	140
Components of net periodic pension and postretirement cost other than service cost	663	(15)	1,995	(260)
Other	1,197	(1,193)	(712)	(1,749)
Total other (income)/expense, net	$3,257	$56	$5,932	$(4,910)
Other (income)/expense, net, included foreign currency related transactions which resulted in losses of $1.8 million and $0.7 million in the three and nine months ended September 30, 2024, respectively, as compared to losses of $0.5 million and gains of $3.6 million in the same periods last year. In addition, changes in the fair value of derivative instruments included gains of $0.5 million and losses of $3.8 million in the three and nine months ended September 30, 2024, as compared to losses of $0.7 million and $0.6 million in the same period last year, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Other (income)/expense, net, also included net losses of $0.7 million from the divestiture of assets related to Heimbach during the nine months ended September 30, 2024, as well as bank fees, amortization of debt issuance costs, and rental income.

Index

6. Income Taxes
The Company's effective income tax rate for the three and nine months ended September 30, 2024 and 2023, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Effective income tax rate	6.6%	25.3%	23.9%	33.0%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.
Our 2024 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 6.6% and 25.3% for the three months ended September 30, 2024 and 2023, respectively. Our actual effective tax rates were 23.9% and 33.0% for the nine months ended September 30, 2024 and 2023, respectively.
The effective tax rate for the three months ended September 30, 2024 included a net discrete tax benefit of $8.5 million. This discrete tax benefit is mostly attributable to the true-up of prior year estimated taxes and the release of a valuation allowance in a non-U.S. jurisdiction due to positive evidence indicating that a full valuation allowance was no longer required. The rate for the third quarter of 2024 was lower than the third quarter of 2023 mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period, partially offset by an unfavorable change in the jurisdictional mix of earnings compared to the prior period.
The effective tax rate for the nine months ended September 30, 2024 included a net discrete tax benefit of $11.0 million. This discrete tax benefit is mostly attributable to the true-up for prior year estimated taxes, a net decrease in valuation allowances and a net decrease in uncertain tax positions. The rate for the nine months ended September 30, 2024 was lower than the nine months ended September 30, 2023 mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period, partially offset by an unfavorable change in the jurisdictional mix of earnings compared to the prior period.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $1.8 million based on current estimates.

Index
7. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except earnings per share)	2024	2023	2024	2023
Net income attributable to the Company	$18,029	$27,109	$69,944	$80,670

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,251	31,185	31,234	31,163
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	116	98	99	93

Weighted average number of shares used in calculating diluted net income per share	31,367	31,283	31,333	31,256

Net income attributable to the Company per share:
Basic	$0.58	$0.87	$2.24	$2.59
Diluted	$0.57	$0.87	$2.23	$2.58
..

8. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2023 to September 30, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Other comprehensive income/(loss) before reclassifications, net of tax	(12,472)	(285)	298	(12,459)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(8,212)	(8,212)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	290	—	290
Net current period other comprehensive income	(12,472)	5	(7,914)	(20,381)
September 30, 2024	$(137,373)	$(17,341)	$1,165	$(153,549)
The table below presents changes in the components of AOCI for the period from December 31, 2022 to September 30, 2023:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications, net of tax	(4,326)	(183)	3,386	(1,123)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(8,136)	(8,136)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	(1,423)	—	(1,423)
Net current period other comprehensive income	(4,326)	(1,606)	(4,750)	(10,682)
September 30, 2023	$(151,177)	$(17,389)	$12,957	$(155,609)

Index
The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three and nine ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Interest expense/(income), net related to interest rate swaps included in Income before taxes	$(2,675)	$(3,990)	$(10,893)	$(10,891)
Income tax effect	658	1,009	2,681	2,755
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(2,017)	$(2,981)	$(8,212)	$(8,136)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	$(37)	$(1,031)	$(113)	$(3,092)
Amortization of net actuarial loss	176	349	530	1,042
Total pre-tax amount reclassified (a)	139	(682)	417	(2,050)
Income tax effect	(42)	208	(127)	627
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$97	$(474)	$290	$(1,423)

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3. Pensions and Other Postretirement Benefit Plans).

9. Noncontrolling Interests
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in Albany Safran Composites, LLC ("ASC").
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately held manufacturer of paper machine clothing with headquarters in Düren, Germany. In July 2021, Heimbach acquired 85% of Arcari, SRL (“Arcari”). Arcari is a manufacturer of textile and plastic industrial technical products and conveyor belts. For the nine months ended September 30, 2024, the net income/(loss) attributable to Arcari’s noncontrolling interest was less than $0.1 million and the noncontrolling interest balance at September 30, 2024 was $0.4 million.

Index
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Nine months ended September 30,
(in thousands, except percentages)	2024	2023
Net income of Albany Safran Composites (ASC)	$3,754	$4,929
Less: Return attributable to the Company's preferred holding	850	974
Net income of ASC available for common ownership	$2,904	$3,955
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$290	$396

Noncontrolling interest, beginning of year	$5,423	$4,494
Net income attributable to noncontrolling interest	290	396
Changes in other comprehensive income attributable to the noncontrolling interest	(481)	317
ASC Noncontrolling interest, end of interim period	$5,232	$5,207

Arcari Noncontrolling interest, end of interim period	$447	$1,587

Total Noncontrolling interest, end of interim period	$5,679	$6,794

10. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2024 and December 31, 2023, Accounts receivable consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Trade and other accounts receivable	$254,194	$272,351
Bank promissory notes	21,535	20,690
Allowance for expected credit losses	(3,754)	(5,260)
Accounts receivable, net	$271,975	$287,781
The Company had Noncurrent receivables in the AEC segment that represent revenue earned, which had extended payment terms. In 2023, the payment terms were amended and the Noncurrent receivables are now included in Trade and other accounts receivable. As of September 30, 2024 and December 31, 2023, Noncurrent receivables consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Noncurrent receivables	$—	$4,414
Allowance for expected credit losses	—	(22)
Noncurrent receivables, net	$—	$4,392

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
As of September 30, 2024 and December 31, 2023, Contract assets and Contract liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Contract assets	$196,765	$183,189
Allowance for expected credit losses	(983)	(908)
Contract assets, net	$195,782	$182,281

Contract liabilities	$7,122	$7,127
Contract assets, net increased $13.5 million during the nine months ended September 30, 2024. The increase was primarily due to an increase in unbilled revenue, primarily related to commercial and space programs. There were no impairment losses related to our Contract assets during the nine months ended September 30, 2024 and September 30, 2023.
Contract liabilities are essentially flat for the period ended September 30, 2024 compared to December 31, 2023, primarily due to revenue recognized from satisfied performance obligations were essentially offset by customer advance payments for commercial and defense programs. Revenue recognized for the nine months ended September 30, 2024 and 2023 that was included in the Contract liability balance at the beginning of the year was $3.7 million and $14.4 million, respectively.

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
As of September 30, 2024 and December 31, 2023, Inventories consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$84,257	$79,611
Work in process	54,772	67,743
Finished goods	21,588	22,213
Total inventories	$160,617	$169,567

Index

13. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(194)	$14
AEC Technology	10-15	6,226	(3,201)	3,025
AEC Intellectual property	15	1,250	(402)	848
AEC Customer relationships	8-15	69,395	(46,500)	22,895
Heimbach Developed technology	9	9,166	(1,090)	8,076
Total Finite-lived intangible assets		$86,245	$(51,387)	$34,858

Indefinite-lived intangible assets:
Heimbach Trade name		$6,138	$—	$6,138
MC Goodwill		67,407	—	67,407
AEC Goodwill		113,505	—	113,505
Total Indefinite-lived intangible assets:		$187,050	$—	$187,050

	December 31, 2023
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(186)	$22
AEC Technology	10-15	6,161	(2,735)	3,426
AEC Intellectual property	15	1,250	(339)	911
AEC Customer relationships	8-15	69,360	(43,875)	25,485
Heimbach Developed technology	9	9,042	(310)	8,732
Total Finite-lived assets		$86,021	$(47,445)	$38,576

Indefinite-lived intangible assets:
Heimbach Trade name		$6,070	$—	$6,070
MC Goodwill		66,873	—	66,873
AEC Goodwill		113,308	—	113,308
Total Indefinite-lived intangible assets:		$186,251	$—	$186,251

Index

The changes in intangible assets, net and goodwill from December 31, 2023 to September 30, 2024, were as follows:

(in thousands)	December 31, 2023	Other Changes	Amortization	Currency Translation	September 30, 2024
Finite-lived intangible assets:
AEC Trademarks and trade names	$22	$—	$(8)	$—	$14
AEC Technology	3,426	—	(428)	27	3,025
AEC Intellectual property	911	—	(63)	—	848
AEC Customer relationships	25,485	—	(2,611)	21	22,895
Heimbach Developed technology	8,732	—	(767)	111	8,076
Total Finite-lived intangible assets	$38,576	$—	$(3,877)	$159	$34,858

Indefinite-lived intangible assets:
Heimbach Trade name	$6,070	$—	$—	$68	$6,138
MC Goodwill	66,873	—	—	534	67,407
AEC Goodwill	113,308	—	—	197	113,505
Total Indefinite-lived assets:	$186,251	$—	$—	$799	$187,050

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
In the third quarter, the Company revised its estimates and assumptions used in certain program estimates at completion of its AEC reporting unit. As a result, on October 3, 2024, the Company reported a preliminary update to its full year outlook to reflect revised revenue and profitability expectations for the AEC segment. As a result of the change in estimates of certain program revenues and profits, we performed a qualitative assessment of the AEC reporting unit’s goodwill for impairment and concluded that goodwill was not impaired. The excess of the fair value of the AEC reporting unit over its carrying value reduced approximately 26% from previous quarters; and fair value continues to exceed the carrying value by more than 20%.

14. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the 2023 acquisition of Heimbach. The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	September 30, 2024	December 31, 2023
Borrowings under the Amended Credit Agreement (1)	$360,000	$446,000
Foreign bank debt	2,194	10,885
Total bank debt	362,194	456,885
Less: Current maturities of long-term debt	555	4,218
Long-term debt	$361,639	$452,667
(1) the credit facility matures in August 2028. At the end of September 30, 2024 and December 31, 2023, the interest rate in effect was 2.50% and 3.49%, respectively, including the effect of interest rate hedging transactions, as described below.

Index
Amended Credit Agreement
On August 16, 2023, we entered into a $800 million unsecured committed Five-Year Revolving Credit Facility Agreement (the “Amended Credit Agreement”), which matures in August of 2028. The applicable interest rate for borrowings under the Amended Credit Agreement is based on Term SOFR plus a spread, which is based on our leverage ratio (as defined in the Amended Credit Agreement) at the time of a borrowing as follows:

Leverage Ratio	Commitment Fee	ABR Spread	Term Benchmark/ Daily Simple SOFR Spread
<1.00:1.00	0.275%	0.500%	1.500%
≥ 1.00:1.00 and < 2.00:1.00	0.300%	0.625%	1.625%
≥ 2.00:1.00 and < 3.00:1.00	0.325%	0.750%	1.750%
≥ 3.00:1.00	0.350%	1.000%	2.000%
As of September 30, 2024, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR plus the spread, which was 1.50%.
As of September 30, 2024, there was $360 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $440 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
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
As of September 30, 2024, our leverage ratio was 0.99 to 1.00 and our interest coverage ratio was 15.39 to 1.00. As of September 30, 2024, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
Interest Rate Swaps
From time to time, the Company enters into interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. Such contracts are intended to economically hedge the reference rate component of future interest payments associated with outstanding borrowings under the Company’s Amended Credit Agreement. In 2021, we entered into interest rate swap agreements for the period of October 17, 2022 through October 27, 2024, to hedge $350 million of variable-interest rate indebtedness. The interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 15, Fair-Value Measurements. No cash collateral was received or pledged in relation to the swap agreements.
As of September 30, 2024, the all-in rate on the $350 million of debt was 2.38%. Upon the expiration of the interest rate swap on October 28, 2024, our interest cost will increase significantly. Beginning in October 2024, our interest cost will be calculated using a floating rate based on the one-month term SOFR.

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

Index
•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
We had no Level 3 financial assets or liabilities at September 30, 2024 or at December 31, 2023, other than certain pension assets as indicated in our December 31, 2023 Annual Report on Form 10-K.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2024		December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$13,401	$—	$27,157	$—
Foreign currency option contracts	—	—	—	1,725
Foreign currency forward contracts	—	—	—	199
Other Assets:
Common stock of unaffiliated foreign public company (a)	693	—	682	—
Interest rate swaps	—	1,722	—	12,214
Liabilities
Foreign currency forward contracts	—	(1,105)	—	—
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Amounts determined to be due within one year are reclassified to Other current assets and/or Accrued liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(10.9) million for the nine months ended September 30, 2024, and $(10.9) million for the nine months ended September 30, 2023.
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

Index
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(485)	$704	$3,788	$581

16. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,642 claims as of September 30, 2024.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2023	3,598	19	27	3,606	$74
For the period ended September 30, 2024	3,606	9	45	3,642	$13
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2024, we had resolved, by means of settlement or dismissal, 38,050 claims at a total cost of $10.7 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,676 claims as of September 30, 2024, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

17. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2023 to September 30, 2024:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	27,291	—	—	—	78	27,369
Compensation and benefits paid or payable in shares	42	—	810	—	—	—	—	—	810
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,122)	—	—	—	—	(8,122)
Cumulative translation adjustments	—	—	—	—	(12,116)	—	—	46	(12,070)
Pension and postretirement liability adjustments	—	—	—	—	382	—	—	—	382
Derivative valuation adjustment	—	—	—	—	(2,124)	—	—	—	(2,124)
March 31, 2024	40,898	$41	$449,028	$1,030,111	$(147,026)	9,662	$(364,665)	$6,076	$973,565
Net income	—	—	—	24,624	—	—	—	96	24,720
Compensation and benefits paid or payable in shares	—	—	2,530	—	—	—	—	—	2,530
Shares issued to Directors'	10	—	903	—	—	—	—	—	903
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,123)	—	—	—	—	(8,123)
Cumulative translation adjustments	—	—	—	—	(17,287)	—	—	(366)	(17,653)
Pension and postretirement liability adjustments	—	—	—	—	246	—	—	—	246
Derivative valuation adjustment	—	—	—	—	(2,840)	—	—	—	(2,840)
June 30, 2024	40,908	$41	$452,461	$1,046,612	$(166,907)	9,662	$(364,665)	$5,806	$973,348
Net income	—	—	—	18,029	—	—	—	192	18,221
Compensation and benefits paid or payable in shares	9	—	195	—	—	—	—	—	195
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,127)	—	—	—	—	(8,127)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(166)	(166)
Cumulative translation adjustments	—	—	—	—	16,931	—	—	(153)	16,778
Pension and postretirement liability adjustments	—	—	—	—	(623)	—	—	—	(623)
Derivative valuation adjustment	—	—	—	—	(2,950)	—	—	—	(2,950)
September 30, 2024	40,917	$41	$452,656	$1,056,514	$(153,549)	9,662	$(364,665)	$5,679	$996,676

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2022 to September 30, 2023:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2022	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	26,889	—	—	—	197	27,086
Compensation and benefits paid or payable in shares	58	—	378	—	—	—	—	—	378
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,792)	—	—	—	—	(7,792)
Cumulative translation adjustments	—	—	—	—	13,881	—	—	238	14,119
Pension and postretirement liability adjustments	—	—	—	—	(916)	—	—	—	(916)
Derivative valuation adjustment	—	—	—	—	(2,902)	—	—	—	(2,902)
March 31, 2023	40,842	$41	$441,917	$950,415	$(134,864)	9,675	$(364,923)	$4,929	$897,515
Net income	—	—	—	26,672	—	—	—	154	26,826
Compensation and benefits paid or payable in shares	—	—	811	—	—	—	—	—	811
Shares issued to Directors'	—	—	828	—	—	(12)	258	—	1,086
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,795)	—	—	—	—	(7,795)
Cumulative translation adjustments	—	—	—	—	(2,568)	—	—	179	(2,389)
Pension and postretirement liability adjustments	—	—	—	—	(724)	—	—	—	(724)
Derivative valuation adjustment	—	—	—	—	389	—	—	—	389
June 30, 2023	40,842	$41	$443,556	$969,292	$(137,767)	9,663	$(364,665)	$5,262	$915,719
Net income	—	—	—	27,109	—	—	—	45	27,154
Compensation and benefits paid or payable in shares	15	—	2,914	—	—	(1)	—	—	2,914
Dividends declared on Class A Common Stock, $0.25 per share	—	—	—	(7,799)	—	—	—	—	(7,799)
Initial equity related to Noncontrolling interest in Arcari	—	—	—	—	—	—	—	1,632	1,632
Cumulative translation adjustments	—	—	—	—	(15,639)	—	—	(145)	(15,784)
Pension and postretirement liability adjustments	—	—	—	—	34	—	—	—	34
Derivative valuation adjustment	—	—	—	—	(2,237)	—	—	—	(2,237)
September 30, 2023	40,857	$41	$446,470	$988,602	$(155,609)	9,662	$(364,665)	$6,794	$921,633

18. Business Combination
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately-held manufacturer of paper machine clothing with headquarters in Düren, Germany. For the three and nine months ended September 30, 2024, there were no material adjustments to the assets acquired and liabilities assumed. As of September 30, 2024, management’s review of the purchase price allocation has been completed.

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
•Across the entire Company, increasing labor, raw material, energy, or logistics costs due to supply chain constraints and inflationary pressures. These challenges have only increased as a result of the ongoing Russia-Ukraine war and the conflict in the Middle East;
•Across both segments, potential ports strikes could cause additional disruptions to our supply chain;
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
•In the Albany Engineered Composites segment, risks associated with changes in estimates and assumptions that could result in a decline in program gross margins or turn a profitable program into a loss program;
•Adverse impacts from inflation, an economic slowdown or recession and by disruption in capital and credit markets that might impede our access to credit, increase our borrowing costs and impair the financial soundness of our customers and suppliers;
•Expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy and other goals;

•Adverse impacts from fluctuations in foreign currency exchange rates;
•Harm caused by large customer purchase reductions, payment defaults or contract non-renewal;
•In the Albany Engineered Composites segment, future funding and compliance risks associated with our contracts with government entities, OEM customers or prime contractors on contracts with government entities;
•Costly and disruptive legal disputes and settlements;
•Future levels of indebtedness and capital expenditures;
•Adverse impacts from changes in tax legislation or challenges to our tax positions;
•Cybersecurity incidents or significant computer system compromises or data breaches;
•Significant problems with information systems or networks;
•Failure to adequately integrate the Heimbach Group companies into our business systems and processes within the expected timeframe or, failure to or delayed realization of anticipated benefits of the acquisition could adversely impact the Company’s business, financial condition and results of operations; and
•Other risks and uncertainties detailed in this report and other periodic reports.
Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Business Environment Overview and Trends” sections of this quarterly report, as well as in the Item 1A-“Risk Factors” section of our most recent Annual Report on Form 10-K. Although we believe the expectations reflected in our other forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.
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
Business Environment Overview and Trends

Machine Clothing Segment

During the third quarter of 2024, the Company announced that Merle Stein was appointed President of the Machine Clothing (“MC”) segment, after serving as the Segment’s Chief Operating Officer. Mr. Stein has considerable experience in the paper and pulp industries, significant knowledge of the MC business, and a strategic understanding of the markets it serves. Mr. Stein joined the Company in 2011.
The MC segment global backlog is stable and profitability continues to improve despite challenges in Europe, and, to a lesser degree, softness in China. North America is stable. The integration of Heimbach is on track with our internal plans. We transitioned Heimbach’s Paper Machine Clothing (“PMC”) businesses onto our SAP platform in July, an integral step to integrate Heimbach into the MC business.

Albany Engineered Composites Segment

In the third quarter, the Company announced the appointment of Christopher Stone as President of the Albany Engineered Composites segment. Mr. Stone brings a deep knowledge of the Aerospace and Defense industry, and considerable operational experiences to his new role. He has held a wide range of leadership positions at public companies, with a focus in manufacturing and supply chain management, business operations, production control, logistics and organizational transformation.

The AEC segment continues to ramp-up production levels on commercial, defense, and space programs. In the third quarter of 2024, the Company updated its labor, material input and scrap assumptions and estimates of certain long-term programs that resulted in a negative cumulative change in estimated profitability in the amount of $22.4 million. The negative cumulative change in profitability was primarily driven by a few large complex programs, including $13.3 million for various CH-53K programs, $6.5 million on our Gulfstream program, $2.2 million on our F-35 program, and $0.4 million, net on all other programs.

Boeing and Airbus SE had earlier announced increases in build rates in 2024 compared to 2023. During the year, both OEMs announced slower production rates than initially projected. We are seeing lower production rates on our Boeing 787 program causing AEC to slow its production on its content for this program for the remainder of 2024. Furthermore, although we have not yet experienced an adverse impact as a result of the Boeing Machinist strike, we are monitoring the strike and its potential impact on our future production rates.

Airbus SE has indicated that their expected ramp on the A320 will be pushed out beyond previous expectations. We have decreased our LEAP production forecast for the remainder of 2024; and we are working with our customer, Safran, to determine the appropriate production volumes for our LEAP production into 2025.
Also, please refer to the Business Environment Overview and Trends in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Forms 10-Q previously filed with the SEC in 2024. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.albint.com.

Consolidated Results of Operations
Net Revenues
The following table summarizes our Net revenues by business segment:

	Three months ended September 30,			Nine months ended September 30,
(in thousands, except percentages)	2024	2023	% Change	2024	2023	% Change
Machine Clothing	$183,033	$166,588	9.9%	$561,828	$479,027	17.3%
Albany Engineered Composites	115,353	114,518	0.7%	381,882	345,298	10.6%
Total	$298,386	$281,106	6.1%	$943,710	$824,325	14.5%
The following tables provide a comparison of 2024 Net revenues, excluding currency translation effects, to 2023 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q3 2024	(Decrease)/ increase due to changes in currency translation rates	Q3 2024 revenues on same basis as Q3 2023 currency translation rates	Net revenues as reported, Q3 2023	% Change compared to Q3 2023, excluding currency rate effects
Machine Clothing	$183,033	$727	$182,306	$166,588	9.4%
Albany Engineered Composites	115,353	159	115,194	114,518	0.6%
Total	$298,386	$886	$297,500	$281,106	5.8%

(in thousands, except percentages)	Net revenues as reported, YTD 2024	(Decrease)/ increase due to changes in currency translation rates	YTD 2024 revenues on same basis as 2023 currency translation rates	Net revenues as reported, YTD 2023	% Change compared to 2023, excluding currency rate effects
Machine Clothing	$561,828	$(999)	$562,827	$479,027	17.5%
Albany Engineered Composites	381,882	161	381,721	345,298	10.5%
Total	$943,710	$(838)	$944,548	$824,325	14.6%

Three month comparison
Net revenues increased 6.1% compared to the same period in 2023, driven by an increase in Net revenues from the Heimbach acquisition and stable Net revenues in AEC in line with the prior year, partially offset by lower organic Net revenues at MC.
MC's Net revenues increased 9.9% compared to the third quarter of 2023 driven by an increase in Heimbach Net revenues of $17.4 million. This was partially offset by $1.7 million of lower Net Revenues in the rest of the segment, due to lower revenues in packaging and publication grades. In addition, changes in currency translation rates had the effect of increasing Net revenues $0.7 million.
AEC's Net revenues were largely in line with the prior year, increasing $0.8 million or 0.7%, primarily driven by growth on certain commercial and space programs, which was partially offset by lower revenues on CH-53K and other defense programs. Changes in currency translation rates had an insignificant effect on Net revenues.
Nine month comparison
Net revenues increased 14.5% compared to the same period in 2023, driven by an increase of Net revenues from the Heimbach acquisition and higher Net revenues in AEC, partially offset by lower organic Net revenues at MC.
MC's Net revenues increased 17.3% compared to the same period in 2023 driven by an increase in Heimbach Net revenues of $95.0 million. This was partially offset by $11.2 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication globally, and in most grades in Europe, as well as decreased sales in packaging grades. Changes in currency translation rates had the effect of decreasing Net revenues $1.0 million.
AEC's Net revenues increased 10.6%, primarily driven by growth on certain commercial and space programs, which was partially offset by lower revenues on the F-35 program. Changes in currency translation rates had an insignificant effect on Net revenues.
Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$88,921	$79,257	$262,449	$238,031
Albany Engineered Composites	1,463	22,578	49,004	65,826
Total	$90,384	$101,835	$311,453	$303,857
% of Net revenues	30.3%	36.2%	33.0%	36.9%
Three month comparison
The decrease in 2024 Gross profit, as compared to the same period last year, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment. Gross profit as a percentage of revenues was as follows:
•MC's gross profit margin increased from 47.6% in 2023 to 48.6% in 2024, primarily attributable to reduced input costs.
•AEC's gross profit margin decreased from 19.7% in 2023 to 1.3% in 2024, driven primarily by cumulative changes in the estimated profitability of long-term contracts, which decreased gross profit by $22.4 million in 2024, as compared to a increase of $0.9 million during the same period last year.
Nine month comparison
The decrease in Gross profit during the first nine months of 2024, as compared to the same period in 2023, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment. Gross profit as a percentage of revenues was as follows:
•MC's gross profit margin decreased from 49.7% in 2023 to 46.7% in 2024. This margin decrease was primarily attributable to lower gross margin at Heimbach.
•AEC's gross profit margin decreased from 19.1% in 2023 to 12.8% in 2024, driven primarily by cumulative changes in the estimated profitability of long-term contracts, which decreased gross profit by $28.3 million in

2024, as compared to a decrease of $4.1 million during the same period last year, partially offset by a favorable shift in revenue mix to commercial and space programs.
Selling, General, and Administrative ("SG&A")
The following table summarizes SG&A expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$28,191	$22,442	$83,813	$66,197
Albany Engineered Composites	7,920	9,519	24,228	26,270
Corporate expenses	15,986	20,014	54,406	54,747
Total	$52,097	$51,975	$162,447	$147,214
% of Net revenues	17.5%	18.5%	17.2%	17.9%
Three month comparison
Consolidated SG&A expenses increased 0.2% as compared to 2023, however, as a percentage of Net revenues, SG&A expenses decreased from 18.5% in 2023 to 17.5% in 2024.
•MC SG&A expenses increased $5.7 million as compared to 2023, with a $3.9 million increase related to Heimbach, a $1.2 million increase due to changes in currency translation rates, and a $0.6 million increase in professional, consulting, and personnel-related costs.
•In AEC, SG&A expenses decreased $1.6 million, primarily driven by lower incentive compensation and personnel-related costs.
•Corporate SG&A expenses decreased $4.0 million, principally due to lower incentive compensation and personnel-related costs.
Nine month comparison
Consolidated SG&A expenses increased 10.3% as compared to 2023, however, as a percentage of Net revenues, SG&A expenses decreased from 17.9% in 2023 to 17.2% in 2024.
The overall increase in SG&A expenses in the first nine months of 2024, compared to the same period in 2023, was due to the net effect of the following:
•MC SG&A expenses increased $17.6 million as compared to 2023, with a $20.4 million increase related to Heimbach and a $0.9 million increase related to personnel-related and travel costs, partially offset by a $3.7 million decrease due to changes in currency translation rates.
•In AEC, SG&A expenses decreased $2.0 million, driven by a $0.8 million decrease in personnel-related costs, a $0.8 million decrease in marketing costs, and a $0.4 million decrease in professional and consulting fees.
•Corporate SG&A expenses remained largely in line with the prior year, decreasing $0.3 million.
Technical and Research
The following table summarizes technical and research expenses by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$7,042	$6,023	$22,066	$18,207
Albany Engineered Composites	3,802	3,685	13,303	12,096
Total	$10,844	$9,708	$35,369	$30,303
% of Net revenues	3.6%	3.5%	3.7%	3.7%

Three month comparison
Consolidated Technical and research expenses increased 11.7% as compared to 2023 and as a percentage of Net revenues increased from 3.5% in 2023 to 3.6% in 2024.
•MC Technical and research expenses increased $1.0 million as compared to 2023 due to the addition of Heimbach.
•AEC Technical and research expenses increased $0.1 million as compared to 2023, due to increases in research material and labor costs.
Nine month comparison
Consolidated Technical and research expenses increased 16.7% as compared to 2023, but as a percentage of Net revenues remained unchanged at 3.7% in both 2023 and 2024.
•MC Technical and research expenses increased $3.9 million as compared to 2023, with a $4.3 million increase related to Heimbach, which was partially offset by a $0.4 million decrease in personnel-related costs.
•AEC Technical and research expenses increased $1.2 million as compared to 2023 due to increases in research material and labor costs.
Restructuring Expense, net
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by Restructuring expense, net, of $2.3 million in the three months ended September 30, 2024, compared to $0.1 million in in the same period of 2023; and $6.6 million in the nine months ended September 30, 2024, compared to $0.2 million in the same period in 2023.
The following table summarizes Restructuring expenses, net by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$2,207	$82	$3,294	$227
Albany Engineered Composites	34	—	3,144	—
Corporate expenses	31	—	146	—
Consolidated total	$2,272	$82	$6,584	$227
At MC, restructuring actions were taken in the second and third quarters of 2024 to cease operations at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, and at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK. This was the principal driver of $3.3 million in Restructuring expenses, net for the first nine months of 2024 related to workforce reductions, fixed asset impairments and related costs, as well as charges of $1.3 million in Costs of goods sold for the write-off of inventory. We expect to incur additional restructuring expenses related to these actions throughout the remainder of the year.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in restructuring expenses of $3.1 million for the first nine months of 2024.
Restructuring expenses incurred at MC and AEC during 2023 were not significant.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Machine Clothing	$51,481	$50,710	$153,276	$153,400
Albany Engineered Composites	(10,293)	9,374	8,329	27,460
Corporate expenses	(16,017)	(20,014)	(54,552)	(54,747)
Total	$25,171	$40,070	$107,053	$126,113
% of Net revenues	8.4%	14.3%	11.3%	15.3%

Changes in operating income were primarily attributable to the drivers noted above.
Other Earnings Items

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense, net	$2,411	$3,653	$8,680	$10,049
Other (income)/expense, net	3,257	56	5,932	(4,910)
Income tax expense	1,282	9,207	22,131	39,908
Net income attributable to the noncontrolling interest	192	45	366	396
Interest Expense/(Income), net
Interest expense/(income), net, decreased over the prior year primarily due to lower average debt balances, in part offset by less interest income earned on cash equivalents during the current year. See Note 14. Financial Instruments in the Notes to Consolidated Financial Statements for further discussion of borrowings and interest rates.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions, which resulted in losses of $1.8 million and $0.7 million in the three and nine months ended September 30, 2024, respectively, as compared to losses of $0.5 million and gains of $3.6 million in the same periods last year. In addition, changes in the fair value of derivative instruments included gains of $0.5 million and losses of $3.8 million in the three and nine months ended September 30, 2024, as compared to losses of $0.7 million and $0.6 million in the same period last year, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Net periodic pension and postretirement costs, other than service costs, were $0.7 million and $2.0 million in the three and nine months ended September 30, 2024, respectively, as compared to benefits of $0.1 million and $0.3 million in the same period last year. Other (income)/expense, net, also included net losses of $0.7 million from the divestiture of assets related to Heimbach during the nine months ended September 30, 2024, as well as bank fees, amortization of debt issuance costs, and rental income.
Effective Income Tax Rate

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Effective income tax rate	6.6%	25.3%	23.9%	33.0%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the third quarter of 2024 was 6.6%, lower compared to 25.3% for the same period in 2023, mainly due to favorable discrete tax adjustments in the current period exceeding favorable discrete tax adjustments in the prior period. The favorable discrete benefits in the third quarter of 2024 were partially offset by an unfavorable change in the jurisdictional mix of earnings compared to the prior period. For the nine months ended September 30, 2024, the Company's effective tax rate was 23.9%, lower compared to 33.0% for the same period in 2023, mainly due to favorable discrete tax adjustments in the current period compared to unfavorable discrete tax adjustments in the prior period, partially offset by an unfavorable change in the jurisdictional mix of earnings compared to the prior period. For more information, see Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements.

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

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 61% and 60% of our consolidated revenues during the three and nine months ended September 30, 2024, respectively. A summary of selected financial results for MC is as follows:
Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net revenues	$183,033	$166,588	$561,828	$479,027
Gross profit	88,921	79,257	262,449	238,031
% of Net revenues	48.6%	47.6%	46.7%	49.7%
SG&A expenses	28,191	22,442	83,813	66,197
Technical and research expenses	7,042	6,023	22,066	18,207
Operating income	51,481	50,710	153,276	153,400
Net Revenues
For the three months ended September 30, 2024, Net revenues increased by 9.9% as compared to the prior year, driven by an increase in Heimbach Net revenues of $17.4 million. This was partially offset by $1.7 million of lower organic Net Revenues in the rest of the segment, due to decreased sales in packaging and publication grades. In addition, changes in currency translation rates had the effect of increasing Net revenues $0.7 million.
For the nine months ended September 30, 2024, Net revenues increased by 17.3% as compared to the prior year, driven by an increase in Heimbach Net revenues of $95.0 million. This was partially offset by $11.2 million of lower organic Net revenues in the rest of the segment, driven primarily by weakness in publication globally, and in most grades in Europe, as well as decreased sales in packaging grades. Changes in currency translation rates had the effect of decreasing Net revenues $1.0 million.
Gross Profit
For the three months ended September 30, 2024, Gross profit increased by $9.7 million and the gross profit margin increased from 47.6% in 2023 to 48.6% in 2024. This margin increase was primarily attributable to reduced input costs.
For the nine months ended September 30, 2024, Gross profit increased by $24.4 million as compared to the same period in the prior year, driven by the higher sales noted above; however, gross profit margin decreased from 49.7% in 2023 to 46.7% in 2024. This margin decrease was primarily driven by lower gross margins at Heimbach.
Operating Income
For the three months ended September 30, 2024, Operating income was largely in line with the prior year, increasing $0.8 million or 1.5%. The strong Gross profit performance was largely offset by increased SG&A and Technical and Research expenses, primarily at Heimbach locations. SG&A expenses increased $5.7 million as compared to 2023, with a $3.9 million increase related to Heimbach, a $1.2 million increase due to changes in currency translation rates, and a $0.6 million increase in professional, consulting, and personnel-related costs. Technical and research expenses increased $1.0 million as compared to 2023 due to the addition of Heimbach. In addition, Restructuring expenses increased $2.2 million related to recent announcements to cease operations at multiple manufacturing facilities, further reducing Operating income.

For the nine months ended September 30, 2024, Operating income was also largely in line with the prior year, decreasing $0.1 million or 0.1%.The strong Gross profit performance was largely offset by increased SG&A and Technical and Research expenses, primarily at Heimbach locations. SG&A expenses increased $17.6 million as compared to 2023, with a $20.4 million increase related to Heimbach and a $0.9 million increase related to personnel-related and travel costs, partially offset by a $3.7 million decrease due to changes in currency translation rates. Technical and research expenses increased $3.9 million as compared to 2023, with a $4.3 million increase related to Heimbach, which was offset by a $0.4 million decrease in personnel-related costs. In addition, Restructuring expenses increased $3.3 million related to recent announcements to cease operations at multiple manufacturing facilities, further reducing Operating income.
Albany Engineered Composites ("AEC") Segment
The AEC segment accounted for 39% and 40% of our consolidated revenues during the three and nine months ended September 30, 2024, respectively. A summary of selected financial results for AEC is as follows:
Review of Operations

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net revenues	$115,353	$114,518	$381,882	$345,298
Gross profit	1,463	22,578	49,004	65,826
% of Net revenues	1.3%	19.7%	12.8%	19.1%
SG&A expenses	7,920	9,519	24,228	26,270
Technical and research expenses	3,802	3,685	13,303	12,096
Operating income	(10,293)	9,374	8,329	27,460
Net Revenues
For the three months ended September 30, 2024, Net revenues increased 0.7% as compared to the prior year, primarily driven by growth on certain commercial and space programs, which was partially offset by lower revenues on CH-53K and other defense programs. Changes in currency translation rates had an insignificant effect on Net revenues.
For the nine months ended September 30, 2024, Net revenues increased 10.6%, primarily driven by growth on certain commercial and space programs, which was partially offset by lower revenues on the F-35 program. Changes in currency translation rates had an insignificant effect on Net revenues.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 40 percent of segment revenue for the first nine months of 2024 and 2023.
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
Gross Profit
For the three months ended September 30, 2024, Gross profit decreased $21.1 million as compared to the same period last year, and as a percentage of revenues decreased from 19.7% in 2023 to 1.3% in 2024. This decrease in Gross profit was driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $22.4 million in 2024 due to increased cost assumptions as well as the impact of suspended production at a key customer. For the 2023 year, adjustments in the estimated profitability of long-term contracts increased Gross profit $0.9 million.

For the nine months ended September 30, 2024, Gross profit decreased $16.8 million as compared to the same period last year, and gross profit margin decreased from 19.1% in 2023 to 12.8% in 2024. This decrease in Gross profit was driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $28.3 million in 2024 due to increased cost assumptions as well as the impact of suspended production at a key customer, partially offset by a favorable shift in revenue mix to commercial and space programs. For the 2023 year, adjustments in the estimated profitability of long-term contracts decreased Gross profit $4.1 million.
Operating Income
For the three months ended September 30, 2024, Operating income decreased $19.7 million, principally due to reduced Gross profit as noted above. This was partially offset by a decrease in SG&A expenses of $1.6 million, primarily driven by decreased incentive compensation and personnel-related costs. Technical and research expenses and Restructuring expenses remained largely in line with the prior year.
For the nine months ended September 30, 2024, Operating income decreased $19.1 million, principally due to reduced Gross profit as noted above. This was partially offset by a decrease in SG&A expenses of $2.0 million, driven by a $0.8 million decrease in personnel-related costs, a $0.8 million decrease in marketing costs, and a $0.4 million decrease in professional and consulting fees. Technical and research expenses increased $1.2 million as compared to 2023 due to increases in research material and labor costs. Restructuring activities related to reductions in the workforce at various AEC locations resulted in restructuring expenses of $3.1 million, further reducing Operating income.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2024	2023
Net income	$70,310	$81,066
Depreciation and amortization	67,003	54,778
Changes in working capital (a)	7,700	(58,130)
Changes in other noncurrent liabilities and deferred taxes	(7,569)	(4,866)
Other operating items	2,541	964
Net cash provided by operating activities	139,985	73,812
Net cash used in investing activities	(61,053)	(182,596)
Net cash used in financing activities	(121,773)	(10,839)
Effect of exchange rate changes on cash and cash equivalents	(3,357)	(647)
Decrease in cash and cash equivalents	(46,198)	(120,270)
Cash and cash equivalents at beginning of year	173,420	291,776
Cash and cash equivalents at end of period	$127,222	$171,506
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.
Net cash provided by operating activities during the first nine months of 2024 was $140.0 million, compared to $73.8 million in the same period last year. The increase was primarily driven by improved levels of working capital at both segments, but was most pronounced at AEC, which invested a much more significant amount in working capital during 2023 related to the expanded CH-53K scope of work and the build-up of inventory in the LEAP program as compared to 2024.
Net cash used in investing activities included capital expenditures totaling $62.1 million and $49.1 million for the first nine months of 2024 and 2023, respectively, including investments in new aerospace programs and to improve productivity in our MC segment. In addition, investing activities during the prior year included the acquisition of Heimbach, headquartered in Düren, Germany, for net cash of $133.5 million, funded using cash on hand.
Net cash used in financing activities was $121.8 million for the first nine months of 2024 as compared to $10.8 million for the first nine months of 2023. The significant increase in net cash used during 2024 was due to increased principal payments on debt and increased dividends paid to shareholders.

Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured committed Amended Credit Agreement, $360.0 million of borrowings were outstanding as of September 30, 2024. In addition, we have borrowings outstanding at our Heimbach subsidiary of $2.2 million, of which $0.6 million was considered current.
As of September 30, 2024, we had cash and cash equivalents of $127.2 million and available borrowings under our Amended Credit Agreement of $440.0 million, for a total liquidity of approximately $567.2 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months. For more information on credit agreements, see Note 14. Financial Instruments in the Notes to Consolidated Financial Statements.
As of September 30, 2024, $106.5 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $120.0 million, as of September 30, 2024 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the first nine months of 2024, we paid $24.4 million in dividends and had no share repurchases.

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
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $693.3 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $69.3 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $146.4 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $52.4 million of foreign currency assets as of September 30, 2024. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $5.2 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On September 30, 2024, we had $10.1 million in variable rate debt:
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $0.1 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. Our current interest rate swap agreements expire in October 2024, which will result in a significant increase in our interest cost, which will be calculated using a floating rate based on the one-month term SOFR at that time, which was 5.06% at the time of our last borrowing, which was September 19, 2024. See Note 14. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

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
In July of 2024, we implemented the Company’s version of SAP at certain Heimbach facilities, which in turn, resulted in changes to our internal controls over financial reporting. While we expect SAP to strengthen our internal controls at Heimbach by automating certain manual process and standardizing business processes and reporting, we will continue to monitor our internal controls in each of the affected facilities.
Other than discussed above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth above under Note 16. Commitments and Contingencies in Item 1, Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We made no share purchases during the third quarter of 2024.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
3.1	Albany International Corp. By Laws, effective as of September 20, 2024.
10(u)(ix)	Mutual Separation Agreement, dated August 7, 2024, between the Company and Gregory Harwell
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: October 30, 2024	By	/s/ Robert D. Starr
Robert D. Starr Executive Vice President and Chief Financial Officer (Principal Financial Officer)