Form 10-K
period 2024-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2025-02-26
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $2.6 billion.
The registrant had 30.9 million shares of Class A Common Stock outstanding as of February 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2025.	III

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
•Across the entire Company, increasing labor, raw material, energy, and logistic costs due to supply chain constraints and inflationary pressures. These challenges have only increased as a result of the ongoing Russia-Ukraine war and the conflict in the Middle East;
•Across both segments, potential port strikes could cause additional disruptions to our supply chain;
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

Index

•With the change in the United States Presidential Administration, proposed tariffs by the new Administration that may significantly and adversely impact our results of operations;
•Expectations regarding our ability to attract, motivate, and retain the workforce necessary to execute our business strategy;
•Adverse impacts from fluctuations in foreign currency exchange rates;
•Harm caused by large customer purchase reductions, payment defaults or contract non-renewal;
•In the Albany Engineered Composites segment, future funding and compliance risks associated with our contracts with government entities, OEM customers or prime contractors on contracts with governmental agencies;
•Costly and disruptive legal disputes and settlements;
•Future levels of indebtedness and capital expenditures;
•Adverse impacts from changes in tax legislation or challenges to our tax positions;
•Cybersecurity incidents or significant computer system compromises or data breaches;
•Significant problems with information systems or networks;
•Failure to successfully integrate the Heimbach Group companies into our business systems and processes within the expected timeframe or, failure to or delayed realization of anticipated benefits of the acquisition could adversely impact the Company’s business, financial condition and results of operations; and
•Other risks and uncertainties detailed in this report and other periodic reports.
Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in “Business Environment Overview and Trends” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in Item 1A, Risk Factors. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this annual report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances, except as otherwise required by law. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

PART I
Item 1.    BUSINESS
General
Founded in 1895, Albany International Corp. is a global leader in advanced textiles and materials processing specializing in designing and manufacturing high-performance engineered fabrics and composite components and assemblies that serve industries such as paper, industrial manufacturing, and aerospace. The terms the Registrant, the Company, Albany, we, us, or our mean Albany International Corp. and its subsidiaries, unless the context indicates another meaning.
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Annual Report on Form 10-K, including the information contained therein under the heading “Business Environment Overview and Trends.”
Business Segments
The Company operates under two business segments: Machine Clothing and Albany Engineered Composites. Following is a table of Net revenues by segment for years ended December 31, 2024, 2023, and 2022.

(in thousands)	2024	2023	2022
Machine Clothing	$749,907	$670,768	$609,461
Albany Engineered Composites	480,708	477,141	425,426
Total net revenues	$1,230,615	$1,147,909	$1,034,887
The table that sets forth certain segment financial performance metrics and selected balance sheet data appears in Note 3, Reportable Segments and Geographic Data, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Machine Clothing
The Machine Clothing (“MC”) segment is the world’s leading producer of custom-designed fabrics and high-speed process belts critical in the manufacture of all grades of paper products characterized primarily as Paper Machine Clothing (“PMC”). MC supplies highly engineered consumable permeable, and impermeable belts used in the manufacture of paper, paperboard, tissue and towel, and pulp, referred to in the industry as “machine clothing” or “paper machine clothing.” The MC segment also supplies Engineered Fabric (“EF”) products that provide solutions for nonwovens, fiber cement and several other industrial applications.
PMC Products: We design, manufacture, and market paper machine clothing for each section of the paper machine and for every grade of paper. Paper machine clothing products are customized, consumable products of technologically sophisticated design that utilize polymeric materials in a complex structure. The design and material composition of paper machine clothing can have a considerable effect on the quality of paper products produced and a meaningful effect on the energy and resource efficiency of the paper machines on which it is used. Principal paper machine clothing products include forming, pressing, and drying fabrics, and process belts. A forming fabric assists in paper sheet formation and conveys the very wet sheet through the forming section. Pressing fabrics are designed to carry the sheet through the press section, where water is mechanically pressed from the sheet as it passes through the press nip. In the drying section, drying fabrics manage air movement and hold the sheet against heated cylinders to enhance drying and help control tight tolerances of final moisture content depending on the grade. Process belts are used in the press section to increase dryness and enhance sheet properties, as well as in other sections of the machine to improve runnability and enhance sheet qualities. PMC product revenues accounted for more than 80% of MC’s segment Net revenues.
EF products: EF products are solution-focused, custom-designed fabrics and belts. These products are also utilized in process industries outside of papermaking such as nonwovens, corrugators, building products, tannery and textile industries and designed to improve production rates and lower the overall cost of operation. EF product revenue accounted for less than 20% of the MC segment’s Net revenues.
The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially similar in each region of the world in which we

Index

operate. No individual customer accounted for as much as 10% of MC segment Net revenues in any of the periods presented.
In August 2023, the Company completed the acquisition of Heimbach GmbH ("Heimbach"), a privately-held manufacturer of paper machine clothing and technical textiles. For additional information, see Note 24, Business Combination, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our 2023 Annual Report on Form 10-K. The financial results of the acquired company are included in the MC reportable segment.
Albany Engineered Composites
The Albany Engineered Composites (“AEC”) segment is a leader in innovative composite technology solutions and manufacturer of engineered components, structures and assemblies for demanding aerospace and defense applications. AEC provides highly engineered, advanced composite structures and assembly solutions to customers and platforms in the commercial and defense markets, as well as for space-launch vehicles and the emerging advanced air mobility market (“AAM”). The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group ("SAFRAN"), owns a 10% noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and A321neo, Boeing 737 MAX, and COMAC 919 aircrafts. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14% of the Company’s consolidated Net revenues in 2024. Other significant AEC programs include the production of structures, parts and sub-assemblies for the Sikorsky CH-53K helicopter, F-35 fighter jet, Joint Air-to-Surface Standoff Missile ("JASSM"), Boeing 787 aircraft, and components and structures on other commercial, business jet, defense, space and AAM programs. AEC also supplies vacuum waste tanks for most Boeing commercial aircraft, as well as the fan case for the GE9X engine used on the Boeing 777 aircraft. In 2024, approximately 36% of the AEC segment’s revenues were related to U.S. government contracts or programs.
International Operations
Our MC business segment maintains manufacturing facilities in Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, Spain, Sweden, the United Kingdom, and the United States. MC's global manufacturing footprint is designed to most efficiently meet regional customer requirements. Our AEC business segment maintains manufacturing facilities in the United States, France, Mexico, and Germany to meet customer demand in those regions.
Our global presence subjects us to certain risks, including tariffs and other restrictions on trade, foreign exchange exposure and our ability to repatriate funds from foreign jurisdictions. While global trade and tariff policies have not had a material impact to our past results of operations, there is risk that the impact of recent developments on companies in our supply chain could cause higher costs from affected suppliers. With the change in the United States Presidential Administration, proposed tariffs by the new Administration may significantly adversely impact our results of operations.
We have a cash repatriation strategy that manages a certain amount of foreign current year earnings that are not indefinitely reinvested. Changes in the trade or regulatory compliance in any country that we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future.
Research, Development and Technology
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

Index

commitment to technology innovation. This innovation has resulted in new products and enhancements across all of our product lines.
AEC develops innovative solutions and manufactures advanced composite parts and assemblies for complex aerospace applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated fiber placement for both thermoplastics and thermoset composites as well as rigid installation for through-thickness reinforcements, and braided structures. In addition, AEC continues to leverage its 3D woven technology to develop differentiated processing solutions for high-temperature applications, including hypersonic flight components. AEC is working closely with its customers to develop high performance alternatives to traditional thermal protection and energy absorption requirements. These preforms serve as the building blocks for an array of critical applications, ranging from thermal protection to energy absorption.
In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.
Technical and research expenses totaled $46.1 million in 2024, $40.6 million in 2023, and $39.9 million in 2022. In 2024, these costs were 3.7% of total Company Net revenues, including $16.3 million, or 3.4% of Net revenues, in our AEC segment. Research and development in the AEC segment include both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net revenues. Cost of goods sold associated with customer-funded research was $5.6 million in 2024, $6.4 million in 2023, and $5.2 million in 2022.
New Business Ventures
In 2024, the Company launched a New Business Ventures team dedicated to developing innovative products and business opportunities that address high growth opportunities which are adjacent to our current business portfolio utilizing our existing developed technologies, materials science and extensive expertise across our MC and AEC segments. The strategy is to unlock further potential in focus areas, such as 3D weaving, resin transfer molding, large scale flat weaving, and the application of technically diverse composite materials and coatings, to create and certify groundbreaking products.
For instance, we are currently exploring the use of our 3D weaving expertise in combination with our resin and coatings capabilities to enhance the effectiveness of products that can be used in various defense and space applications. In coordination with raw material providers and equipment OEMs, we are developing an enhanced value proposition for the market that further reduces weight and improves overall performance of identified products in applications across various industries.
Our goal is to leverage our existing subject matter experts across our Research, Development and Technology teams to drive future profitable growth of new products addressing an expanded range of applications and end-markets. Although we do not expect meaningful revenue growth from New Business Ventures until 2027, the investments we are making today will be a pillar for new innovative product opportunities.
Intellectual Property
We continue to generate and develop proprietary intellectual property germane to the industries we serve. Our intellectual property includes patents and trademarks across multiple jurisdictions worldwide. We also develop and own other intellectual property including copyrights, trade secrets, research and development, and engineering and manufacturing know-how, which make important contributions to our business. In addition, we have licensed intellectual property to and from third parties. While we consider our intellectual property portfolio to be an important competitive advantage, in general, we do not believe that any single patent, trademark, license or other intellectual property right or group of related intellectual property rights is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Index

Raw Materials
Primary raw materials for our MC products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of machine clothing, at our facility in Homer, New York, which supplies approximately 20% of our worldwide monofilament requirements.
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
Competition
Machine Clothing
Price and technology are the primary means of competitive differentiation in the industry. Our MC product portfolio is broad and deep, with products for every part of the machine and a wide range of machine types and paper grades. MC's research and development team works closely with the sales and technical organization to develop new products to meet changes in customer needs, and also pursues targeted joint development activities with customers and equipment manufacturers to create new products. Albany’s experienced sales and technical team members – many of whom have worked in the industries that we serve – work closely with each customer to acquire deep understanding of the customer’s combination of raw materials, manufacturing equipment, manufacturing processes, and paper, pulp, nonwovens or other product being produced – a combination that is unique to each customer, plant and machine. This experience and knowledge, combined with knowledge of and experience with MC’s own extensive product portfolio, allows the sales and technical teams to ensure that the appropriate machine clothing products are being supplied for each part of the machine, to customize those products as needed for best performance, and to continuously propose new products that offer each customer the possibility of even better performance and increased savings. MC's machine clothing solutions enable our customers to reduce energy and water consumption, improve resource efficiency, and help maintain and improve water quality. These efforts – which effectively integrate MC’s experience and technological expertise into each product we sell – are reflected in MC’s strong competitive position in the marketplace. Some of the MC’s paper machine clothing competitors also supply paper machines, papermaking equipment, and aftermarket parts and services, and often bundle machine clothing products with original or rebuilt machines and/or aftermarket services.
Albany Engineered Composites
The primary competitive factors in the markets in which our AEC segment competes are product performance, delivery performance, quality, and price. Achieving lower weight without sacrificing strength is the key to improving fuel efficiency, which helps reduce the carbon emissions footprint of global aviation, and is a critical performance requirement in the aerospace industry. Our broad array of capabilities in composites enables us to offer customers the opportunity to displace metal components and, in some cases, conventional composites with lower-weight, higher-strength, and higher-temperature and corrosion resistant composites. The dominant competitive factor is the relative importance the customer places on these performance benefits, which include fuel savings/emissions reductions due to lower weight, against the possible cost advantage of more traditional metal and composite components.
Human Capital Resources
At our company, we are proud to employ approximately 5,400 people across North America, South America, Europe, and Asia. Our team’s talent and creativity are our biggest strengths, and we are deeply committed to fostering a workplace culture that values respect, engagement, and well-being. We focus on our employees’ physical, mental, and social health, offer career development opportunities, and provide competitive pay and benefits. In addition, our People strategy is closely aligned with our business goals.

Index

Our top priority is keeping our employees safe. We aim for zero workplace injuries and track safety metrics throughout the year, such as Total Recordable Incident Rate (TRIR), Serious Injuries and Fatalities (SIFs), safety behaviors, and proactive safety actions taken. Our safety culture is reinforced by linking a portion of each Executive Officer's incentive compensation to achieving company-wide TRIR goals.
We work hard to create an inclusive and fair environment where a broad range of experiences, backgrounds, and skills are celebrated and respected. We believe that this culture boosts innovation and helps our people reach their full potential. Our hiring strategy draws from diverse backgrounds to find the most qualified candidates. As of December 31, 2024, our total workforce is 27.6% female. In the U.S., our headcount is approximately 2,000 employees, with 33% self-identifying as a minority.
Our talent management strategy includes developing our internal talent for promotion, hiring the best people from outside the company when no internal candidate is available, and using our internship program to identify future talent and build the talent pipeline. We believe in continuous learning and development and offer various training opportunities, including on-the-job training, virtual courses, and external learning programs. All employees regularly participate in safety, ethics, and compliance training.
Our four Leadership Training Programs are targeted at different segments of our employee population with programs for new and potential managers, more experienced leaders, and executives.
Our employees around the world enjoy competitive compensation and benefits. In the U.S., this includes 401(k) matching, profit sharing, paid time off, health and dental insurance, and recognition programs, among others. We also emphasize work-life balance and well-being.
We support global human rights, aligning our policies with the United Nations Global Compact and the Universal Declaration of Human Rights. Our strategy is to focus on the advantages inherent in our diverse workforce and promote an inclusive company culture.
In 2024, we launched an updated set of Albany Values focused on actions our employees can take to set the foundation for our future growth and success. The Albany Values are as follows:
• Albany wins together (Teamwork)
–We combine our individual strengths for collective success
–We share knowledge to grow it
–We embrace the advantage of our diversity
• Count on each other (Trust & Respect)
–We empower each other
–We welcome input and value differences
–We treat each other fairly and equitably
• Own your actions (Accountability)
–We do what we say and say what we do
–We act with integrity
–We pursue ever better solutions
• Care about each other (Safety)
–We are all responsible for a safe and sustainable environment
–We make safe choices
–We value well-being (mental, physical, and social)
• Share your enthusiasm (Passion)
–We are excited to be part of Albany
–We put our hearts into every task
–We lift each other up
We live these values every day at Albany.

Index

Sustainability
Product Stewardship
Our business is centered around driving success for our customers. Our products are designed for performance and consistency, while enabling our customers to improve their environmental footprint through more sustainable and efficient processes and end products.
As described above, our paper machine clothing products enable our paper-making customers to reduce their own environmental footprint by reducing their energy consumption, and improving both resource and operating efficiency. Energy is one of the top three cost components in the paper making process. Our machine clothing solutions use innovative technologies to reduce the amount of heat energy required for paper production. We continue to innovate and remain focused on developing and bringing to market proprietary products aimed at improving the energy and resource efficiency needed for our customers’ products and their production processes. This includes further exploration into increasing both the use of recycled materials in our products, and improving the recyclability of our products at the end of their useful life.
In aerospace, weight savings that drive fuel efficiency are essential for aircraft producers, if the industry is to achieve its goals for sustainable aviation. This fundamental design goal has driven the increased use of lightweight composite structures in an ever-broadening sphere of aerospace applications. We have applied learnings from our 130 years of experience manufacturing machine clothing to pioneer 3D weaving technologies to manufacture our composite material. The process involves layering and interweaving fibers in a precise, computer-controlled process to create complex, high-strength parts that allows for the production of lightweight and strong composite parts with high-performance properties.
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
We are proud to partner with an independent third-party enterprise climate platform to enhance measurement, reporting, and reduction of our carbon emissions. We have enhanced our carbon accounting to include full disclosure of Scope 1, Scope 2 and Scope 3 emissions, which we report to CDP and in our annual Taskforce on Climate-related Financial Disclosures ("TCFD") Report. This work has set the foundation for developing a climate transition plan to address both our products and services as well as our company operations and manufacturing footprint.
In 2023, we signed a commitment letter with the Science Based Targets Initiative ("SBTi") that commits us to establishing near-term Science-Based Targets. In 2024, we agreed on a goal of reducing Scope 1 and Scope 2 emissions by 50% by 2030. In support of this goal, we have signed a U.S. virtual power purchase agreement ("VPPA"), which will reduce our Scope 2 emissions by about 25%. This agreement gives us a strong head start on reaching our emissions reduction goal while we progress with additional on-site initiatives.
We continue to focus on the impact of our own operations by evaluating our risks and identifying actionable opportunities to drive meaningful improvement in our energy and emissions intensity, as well as our products’ environmental impact.

Index

Water and Waste
We are also committed to reducing waste, both from our own operations as well as our customers’, and we have a goal of zero waste to landfill by 2030 for our operations in the Americas and Europe. We continue to look for opportunities to reduce waste generated across our operations and our products. As a first step we strive to separate our waste streams across our operations including general waste, hazardous waste, electronic waste, carbon fiber/raw material waste, and compostable material. Waste streams are collected via appropriate third parties, with the objective of optimizing reuse and minimizing waste to landfill.
Innovation and partnerships are key to our core business and our sustainability objectives. In our AEC business, we work with a third-party specialist carbon fiber recycling company to recycle 3D woven fibers, water jet cut off carbon fibers, and long tow carbon fibers. These materials are recycled and reused in applications such as thermoplastic (which can be recycled) and thermoset products, 3D printing, fiber reinforced concrete, textile yarn, and friction materials.
In our MC business, we work with a third-party specialist that collects scrap raw materials and converts it into plastic furniture. As recycling technology advances, there are also increasing opportunities to use recycled raw materials in some of our manufacturing processes. We continue to explore and trial various options and are pleased to have identified several recycled materials that meet our rigorous requirements, and which we will be using from 2024.
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
Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company as of February 26, 2025:
Gunnar Kleveland, 55, President and Chief Executive Officer, joined the Company in 2023 and serves the Company as President and Chief Executive Officer. Prior to joining the Company, Mr. Kleveland served as President and Chief Executive Officer of Textron Specialized Vehicles Inc. He has also served as the President of TRU Simulation + Training Inc. and Executive Vice President of Integrated Operations for Bell Helicopter Textron Inc. Prior to joining Textron in 2004, Mr. Kleveland was a fighter pilot in the Royal Norwegian Air Force (RNoAF).
Robert D. Starr, 57, Executive Vice President and Chief Financial Officer, joined the Company in 2023. Prior to joining the Company, he served for 18 months as Chief Financial Officer of Fairbanks Morse Defense, a privately-held supplier of naval power and propulsion systems. He previously spent 12 years at Kaman Corporation where he served as Chief Financial Officer for eight years and VP, Treasurer for four years. Before joining Kaman, Mr. Starr held increasingly senior treasury roles at large publicly listed companies including Crane Co., Aetna and Fisher Scientific

Index

International. Early in his career he worked in investment banking both domestically and internationally across a broad range of industries.
Merle Stein, 48, President – Machine Clothing, joined the company in 2011. He has considerable experience in the paper and pulp industries and significant knowledge of the Machine Clothing business and a strategic understanding of the markets it serves. He comes to the role with considerably broad leadership experiences, particularly in operational and customer-facing operations. From 2024 until becoming president, he had served as Division Chief Operating Officer for the business segment where he oversaw all operational aspects of the business and led the Sales & Marketing, Operations, Procurement and Human Resources functions. Prior to that, he was the Vice President Sales & Marketing/Applications for Americas, after having served in various other sales and marketing leadership roles since joining the Company, including Vice President Sales MC - North America, Regional Business Director and Sales & Service Engineer. Prior to joining the Company, Mr. Stein managed papermaking operations at Essity’s green field papermill in Alabama where he had risen to the position of Papermill Manager.
Chris Stone, 52, President – Albany Engineered Composites, joined the company in 2024. He brings a deep knowledge of the A&D industry, and considerable broad experiences to his new role. He has held a wide range of leadership positions at public companies, with a focus in manufacturing and supply chain management, business operations, production control, logistics and organizational transformation. Most recently he served as Vice President & Chief Supply Chain Officer at Lockheed Martin Corporation from 2021 to 2024. Prior to joining Lockheed Martin, he was Vice President – Supply Chain & Material Management at Aerojet Rocketdyne from 2018 to 2021, and previously held various management positions at Textron companies, including Textron Marine & Land System and Bell Helicopter from 2005 to 2018. He is a former Aviation Officer with the United States.
Suzanne Purdum, 56, Chief Human Resources Officer, joined the company in 2024. Ms. Purdum brings more than 25 years of experience in a number of HR disciplines including development and execution of HR strategy, organization design and effectiveness, learning and development, talent management, employee and labor relations, change management, and compensation and benefits. She is an experienced HR leader and business professional who has held executive level positions in Business Partnering, Total Rewards, and Talent Acquisition at a global level for large US multinational companies. Most recently, Ms. Purdum served as the Senior Executive Director for Boeing Global Human Resources – Europe, Israel and Ukraine. Prior to this role, Ms. Purdum held multiple leadership roles of increasing responsibility at Boeing, TRU Simulation + Training, Bell Helicopter, and Textron.
Joseph M. Gaug, 61, Senior Vice President – General Counsel and Secretary, joined the Company in 2004. Mr. Gaug is responsible for the Company's global legal, compliance, sustainability, risk management, and intellectual property functions, overseeing a team of lawyers, paralegals and other professionals. He has served as General Counsel and Secretary since 2020. He previously served as Associate General Counsel from 2004 and as Associate General Counsel and Assistant Secretary from 2006 to May 2020. Prior to 2004 he was a principal at the law firm of McNamee, Lochner, Titus & Williams, PC, where, among other clients, he had represented the Company in various matters as outside counsel.
Robert A. Hansen, 67, Senior Vice President and Chief Technology Officer, joined the Company in 1981. Mr. Hansen has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.
John J. Tedone, 60, Vice President – Controller and Chief Accounting Officer, joined the Company in 2023. Prior to joining the Company, Mr. Tedone was the Chief Accounting Officer at Eos Energy Enterprises, Inc., a developer and manufacturer of energy storage solutions, where he oversaw the accounting, SEC reporting, tax, treasury, and risk management functions. Prior to Eos Energy Enterprises, Inc., Mr. Tedone served as Vice President, Finance and Chief Accounting Officer of Lydall, Inc. He previously spent 16 years at Kaman Corporation where he served as the Vice President, Finance and Chief Accounting Officer from 2007 to 2020. Earlier in his career he held finance and accounting roles of increasing responsibility at Diageo NA, United Technologies Corp., and KPMG.
Governance
We are incorporated under the laws of the State of Delaware and are the successor to a New York corporation originally incorporated in 1895, which was merged into the Company in August 1987 solely for the purpose of

Index

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
Data security is a top priority at the Company. To protect our Company and customer data, we employ industry best practices and adhere to the Center for Internet Security ("CIS") 20 and National Institute of Standards and Technology ("NIST") SP 800-171 cyber security frameworks. Our Data Security strategy is overseen by the Audit Committee of our Board of Directors, regularly reviewed at the executive level, directed by our Chief Information Officer, and managed by our Enterprise Cyber Security (ECS) team. For information on our approach, see Item 1C, Cybersecurity in this Part I and the Sustainability section of our website at https://www.albint.com/sustainability/.
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
Available Information
Our principal executive offices are located at 216 Airport Drive, Rochester, New Hampshire 03867. Our telephone number is 603-330-5850 and our website is www.albint.com.
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
The market for paper machine clothing in recent years has been characterized by continuous pressure to provide more favorable commercial terms, which has in turn placed pressure on our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The growing sophistication of Asian competitors exacerbates this risk.
Similar pressures in the markets in which AEC serves are highly competitive and price sensitive. AEC competes with domestic and international companies that have substantially greater manufacturing, purchasing, marketing, and financial resources than the Company. Some of AEC's facilities also compete for labor with other industrial and commercial businesses. If we are unable to successfully compete for new business, our net revenues, growth, and operating margins may decline.
During 2019, net revenues under the LEAP contract exceeded $210 million, only to significantly decline in the years that followed due to several factors outside of the Company's control, including the temporary Boeing 737 MAX groundings, other Boeing production issues, and the COVID-19 pandemic. Such events drove a reduction in demand for LEAP components and disrupted supply chains for an extended period of time. While these factors have somewhat subsided, events like this can recur without notice, on this or other programs, and negatively impact the performance of the AEC segment.
Additionally, many of AEC’s customers, as well as the companies supplied by our customers, are under pressure to improve returns on their substantial investments made in recent years in new technologies, new programs and new product introductions. This has contributed to a relentless focus on capital investments to reduce costs, resulting in continuous pressure for cost reductions and customer pricing improvement throughout the supply chain. Future consolidation in the aerospace industry could intensify these pressures.
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

Index

AEC is subject to significant risks related to the potential manufacture and sale of defective or non-conforming products.
AEC manufactures and sells products that are incorporated into commercial and military aircraft. If AEC were to supply products with manufacturing defects, or products that failed to conform to contractual requirements, we could be required to recall and/or replace them, and we could also be subject to substantial contractual damages or warranty claims from our customers, including claims to pay the differential between the original contract price and cost to re-procure defective contract items, net of work accepted from the original contract, or claims to provide transition services to another supplier or the customer. AEC could also be subject to product liability claims if such failures were to cause death, injury or losses to third parties, or damage claims resulting from the grounding of aircraft into which such defective or non-conforming products are incorporated. We are required to meet, and maintain continuous independent certification to, certain international industry standards including AS/EN9100 quality management system standards and Nadcap Special Processes certifications that are designed to assure rigorous quality standards are maintained throughout the aerospace industry supply chain. Additionally, although we maintain product liability insurance and other insurance at levels we believe to be prudent and consistent with industry practice to help mitigate these risks, these coverages may not be sufficient to fully cover AEC’s exposure for such risks, which could have a material adverse effect on AEC’s results of operations and cash flows.
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
AEC is currently working on potential new product applications in the aerospace industry. These development projects may or may not result in commercial supply opportunities. In the event that AEC succeeds in developing products and securing contracts to manufacture and supply them, it will face the same industrialization and manufacturing ramp-up risks that it currently faces on its existing contracts, and AEC may or may not be successful in meeting its obligations under these contracts. Failure to manage these development, commercialization and execution risks could have a material adverse impact on AEC’s prospects for revenue growth.
In addition to these development and manufacturing execution risks, future AEC growth will likely require additional cash to fund the investments in equipment, capital, and development efforts needed to achieve this growth. Until AEC is able to consistently generate cash flows sufficient to fund its existing operations and any future investments needed to support its growth, it will remain dependent on the MC segment’s ability to generate cash. A significant decline in MC net revenues, operating income or cash flows could therefore have a material adverse impact on AEC’s ability to invest and deliver on future growth.
Deterioration of global economic conditions could have an adverse impact on the Company’s business and results of operations.
The Company identifies in this section a number of risks, the effects of which may be exacerbated by an unfavorable economic climate. For example, a recession could lead to lower consumption in all paper grades including tissue and packaging, which would not only reduce consumption of paper machine clothing, but could also increase price competition in the machine clothing industry.
Similarly, in the Company’s AEC segment, a decline in global or regional economic conditions could result in reduced orders for aircraft or aircraft engines, or the cancellation of existing orders, which would in turn result in reduced demand for the AEC components utilized on such aircraft or engines. Customer demand for AEC’s lightweight composite aircraft components is driven by market demand for the lighter, more fuel-efficient aircraft engine and other applications into which they are incorporated, such as the CFM International LEAP engine. Fuel costs are a significant part of operating costs for airlines and, in many cases, may constitute a carrier’s single largest operating expense. A sustained drop in oil prices, and related decline in the price of jet fuel, could prompt airlines to defer orders or delivery dates for such newer, more fuel-efficient airframes and aircraft engines, as the urgency to reduce fuel consumption may be lessened. In addition, any economic conditions that led to sustained high interest rates could affect the airline’s ability to finance new aircraft and engine orders.

Index

Weak or unstable economic conditions also increase the risk that one or more of our customers might be unable to pay outstanding accounts receivable, whether as the result of bankruptcy or an inability to obtain working capital financing from banks or other lenders. Furthermore, both the MC and AEC business segments manufacture products that are custom-designed for a specific customer application. In the event of a customer liquidity issue, the Company could be required to write off amounts that are included in Contract assets or Inventories. In the case of AEC, such write-offs could also include investments in equipment, tooling, and non-recurring engineering costs, some of which could be significant depending on the program.
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
The Company continues to experience increasing raw material, energy, logistics, and labor costs due to supply chain constraints and inflationary pressures.
The Company is a significant user of raw materials that are based on petroleum or petroleum derivatives. Increases in the prices of petroleum or petroleum derivatives, particularly in regions that are experiencing higher levels of inflation, could increase our costs, and we may not be able to fully offset the effects through price increases, productivity improvements, or cost-reduction programs.
There is a limited number of suppliers of polymer fiber and monofilaments, key raw materials used in the manufacture of machine clothing, and of carbon fiber and carbon resin, key raw materials used by AEC. In addition, there are a limited number of suppliers of some of the equipment used in each of the MC and AEC segments. The risks associated with limited suppliers increased as a result of the COVID-19 pandemic, which has put pressure on the supply chain in general, and on transportation companies that deliver raw materials to us and our products to customers. While we have been able to meet our raw material and equipment needs, the limited number of suppliers of these items creates the potential for disruptions in supply. AEC currently relies on single suppliers under contracts we have with SAFRAN to meet the carbon fiber and carbon resin requirements for the LEAP program. Lack of supply, delivery delays, or quality issues relating to supplied raw materials or for our key manufacturing equipment could harm our production capacity. Such issues could require the Company to attempt to qualify one or more additional suppliers, which could be a lengthy, expensive and uncertain process. These disruptions could make it difficult to supply our customers with products on time or at all, which could have a negative impact on our business, financial condition, and results of operations.
The Company also relies on the labor market to meet our operational requirements, advance our technology and differentiate our products. Low rates of unemployment in key geographic areas in which the Company operates can lead to high rates of turnover and loss of critical talent, which could in turn lead to higher labor costs.
We may be unable to maintain effective systems of internal controls while consolidating dispersed corporate functions to our corporate headquarters in New Hampshire.
The Company is relocating corporate staff working remotely or working in offices outside of New Hampshire to the Company's corporate headquarters in New Hampshire. If we lose critical personnel before transferring roles and responsibilities and fail to maintain an effective system of internal controls, we may be unable to accurately report our results of operations and meet our reporting obligations.

Index

Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe our brand names and reputation are important corporate assets that help distinguish our products and services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our reputation is susceptible to material damage by events such as disputes with customers, suppliers, or competitors, cybersecurity incidents or service outages, internal control deficiencies, delivery failures, regulatory compliance violations, government investigations or legal proceedings. We may also experience reputational damage from employees, advocacy groups, regulators, investors or other stakeholders that disagree with the way we conduct our business. Similarly, our reputation could be damaged by actions or statements by current or former customers, suppliers, employees, competitors, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers.
Our brand and reputation are also associated with our sustainability strategy, including our public commitments related to climate, the environment and other matters. Increasing stakeholder environmental, social and governance expectations, evolving sustainability and social regulation, contractual requirements, and policy requirements may pose risk to our brand and reputation. Our failure to meet stakeholder expectations could harm our reputation and adversely affect our relationships with customers and suppliers or our talent recruitment and retention efforts, which may impact our ability to achieve our long-term business objectives. In addition, positions we take or do not take on environmental or social issues may be unpopular with some of our employees, suppliers, customers or potential customers, which may in the future impact our ability to attract or retain employees, suppliers or customers. We also may choose not to conduct business with potential customers or suppliers or discontinue or not expand business with existing customers or suppliers due to these positions.
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
We continue to engage in significant restructuring that has included the closing of manufacturing operations. These restructuring activities were intended to match manufacturing capacity to shifting global demand, and also to improve the efficiency of manufacturing and administrative processes. Future shifting of customer demand, the need to reduce costs, or other factors could cause us to determine in the future that additional restructuring steps are required. Restructuring involves risks such as employee work stoppages, slowdowns, or strikes, which can threaten uninterrupted production, maintenance of high product quality, meeting of customers’ delivery deadlines, and maintenance of administrative processes. Increases in output in remaining manufacturing operations can likewise impose stress on remaining facilities as they undertake the manufacture of greater volume and, in some cases, a greater variety of products. Competitors can attempt to exploit these situations. Although we plan each step of the process carefully, and work to reassure customers who could be affected that their requirements will continue to be met, we could lose customers and associated revenues if we fail to execute properly on any restructuring.
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
Based on our assessment of our manufacturing facilities for natural disaster risk, our three facilities in China and two facilities in Switzerland are located in areas of high risk for flooding. Our facilities in Belgium, the U.S., and Mexico are

Index

at medium-high risk for flooding. Physical impacts of climate change such as increased frequency of severe and extreme weather events could materially impact our facilities and production continuity. We are unable to predict these events with certainty; however, we perform ongoing assessments of physical risk, including climate risk, to our business. Weather events such as more extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation leading to changes in lake and river levels may significantly impact our business.
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
We currently have manufacturing facilities outside the U.S. which are subject to a number of risks and uncertainties, including: governments may impose withholding or other taxes on remittances and other payments from our non-U.S. operations, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. The occurrence of any of these conditions could disrupt our business or prevent us from conducting business in particular countries or regions of the world.
The military invasion of Ukraine by Russia, and the ensuing sanctions are likely to continue to have an impact on our business. We have previously stopped shipping our products to Russia and abandoned a small joint venture in that country which supplied dryer fabrics to local papermakers, resulting in lost sales. Net assets were written-off in 2022 and the Company does not expect future write-offs in this country. However, we expect that there could be further indirect impacts. For instance, the conflict has already caused disruption in the availability of shipping options between Asia and Europe. Supply chain disruptions could make it more difficult to find favorable pricing and reliable sources for the raw materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials or services we need to continue to make and deliver certain products. Moreover, these same pressures could hinder our customers’ ability to source materials needed for their own manufacturing efforts, thereby reducing or slowing their demand for our products. There can be no assurance that we will be able to pass through input cost increases to our customers or to fully offset them via operational efficiencies. If we are unsuccessful in managing such cost increases, they could have a material adverse effect on our business, financial position, results of operations, and liquidity.
Geopolitical tensions have heightened elsewhere as well, including between China and Taiwan. MC has significant manufacturing operations in China and vendors that support AEC import significant materials from China, and any escalation in this region could disrupt either segment of our business. These ongoing conflicts, along with other geopolitical uncertainties such as the current conflict in the Middle East, could have broader adverse impacts on macroeconomic factors that impact our business, cash flows, financial condition and results of operations.

Index

Changes in U.S. trade policy with foreign countries, or other changes in U.S. laws and policies governing foreign trade, as well as any responsive or retaliatory changes in regulations or policies by such countries, could have an adverse impact on our business, either directly or in the form of increased costs on our supply chain. While the direct impact to date of recent developments in global trade and tariff policy has not been significant, there is a risk that the impact of such developments on our supply chain will be reflected in higher costs from affected suppliers.
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
The implementation of trade tariffs could result in significant impacts on our business operations, financial condition, and overall market environment.
In 2024, the Company imported over $100 million into the U.S. from other countries, of which approximately 45% of the imports were from Mexico and 29% of the imports were from Canada. Tariffs on imported goods may lead to higher costs for raw materials, components, or finished products that we procure from affected countries. These increased costs may not be fully absorbed or passed on to customers, thereby impacting our profit margins. Tariffs may lead to disruptions in our supply chain if suppliers face increased costs or decide to relocate production. Delays or shortages could also affect our ability to meet customer demand on time. Trade partners affected by these tariffs may impose retaliatory tariffs on goods exported from the United States. This could reduce demand for our products in international markets and limit our growth opportunities. Tariff-related policies could further create price volatility and uncertainty in global markets. This may lead to fluctuations in customer demand and difficulty in forecasting revenues. Higher costs stemming from tariffs could lead customers to seek alternative products or services from competitors in regions not affected by such trade policies. Navigating the complexities of new trade regulations and compliance requirements may increase administrative burdens and operational costs. We continue to monitor developments regarding trade tariffs and assess their potential impact on our business. While we are exploring strategies to mitigate these risks, the full extent of tariffs' impact on our operations remains uncertain and may vary depending on the scope and duration of the policies.
Our growth strategy includes evaluating selected acquisitions, which entails certain risks to our business, and presents financial, managerial and operational challenges that may adversely affect our operating results and financial condition.
Our growth strategy includes acquisitions. Acquisitions involve various inherent risks, such as our ability to assess accurately the fair value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of the acquired business. We cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance. We may fail to achieve anticipated synergies and lose key employees of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be compliant with required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public U.S. companies. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.
We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We have a history of making acquisitions, entering new markets, and pursuing joint ventures and we expect to opportunistically seek to make acquisitions, invest in strategic growth initiatives including possible entry into new markets, or enter into joint ventures in the future. We are subject to numerous risks as a result of our growth strategy, including, but not limited to, the following:
•We may invest time and capital pursuing acquisitions, joint ventures, or new products that do not materialize;
•We may incur costs and expenses associated with any unidentified or potential liabilities of the acquired companies;
•We may not achieve anticipated revenue and cost benefits from the acquisitions, joint ventures, or new product development;
•We may encounter unforeseen difficulties in integrating acquired operations, joint ventures, or new businesses into our existing operations; and

Index

•Our past or future acquisitions, joint ventures, or new businesses might not ultimately improve our competitive position and business.
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
We continue to devote significant management attention to integrating the business practices and operations of Heimbach. We may experience disruptions to our business and, if integrated ineffectively, it could restrict the realization of the full expected benefits of the acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisition of Heimbach could cause an interruption or loss of momentum in our operations.
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
AEC has a number of long-term contracts with fixed pricing, and is likely to enter into similar contracts in the future. While long-term contracts provide an opportunity to realize steady and reliable revenues for extended periods, they pose a number of risks, such as program cancellations, reductions or delays in orders by customers, the termination of such contracts or orders, changes in the customers’ requirements that may not entitle AEC to additional compensation or payment, or the occurrence of similar events over which AEC has no or limited control.

Index

Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the size and long-term nature of many of AEC contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (which may include estimates of variable consideration, including award fees and penalties), including, but not limited to, labor productivity and availability, complexity and scope of the work to be performed, availability and cost of materials, length of time to complete the performance obligation, availability and timing of funding from our customers, as well as overhead cost rates. In 2024, the Company recorded negative cumulative adjustments to the estimated profitability of long-term contracts in the amount of $43.2 million, primarily related to our CH-53K, Gulfstream, F-35, and GE Platforms programs. Because of the significance of management’s judgments and estimation processes, it is likely that materially different estimates could be recorded in the future if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.
Sales of components for a number of programs that are currently considered to be important to the future revenue-growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or short-term supply agreements with terms of one to four years. Such programs include airframe components for the F-35; forward fuselage frames for the Boeing 787; AFT assembly including skins and longerons, sponson assemblies, tail rotor pylon and the horizontal stabilizer for the CH-53K helicopter, and other long-term programs. As a result, while AEC reasonably expects to continue as a supplier on these programs for so long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier, this sole supplier status will continue. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future revenues and segment operating income.
AEC derives a significant portion of its revenue from contracts related to U.S. Government Department of Defense, which are subject to unique risks.
The funding of DoD programs is subject to congressional appropriations. Many of the DoD programs in which we participate may last several years, but they are normally funded annually. Changes in military strategy and priorities may affect future opportunities and/or existing programs. Long-term DoD contracts and related orders are subject to cancellation, delay or restructure if appropriations for subsequent performance periods are not made. The termination or reduction of funding for existing or new DoD programs could result in a material adverse effect on our earnings, cash flow and financial position.
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
See also “The U.S. Government’s Department of Defense ("DoD") Cybersecurity Maturity Model Certification (“CMMC”) program introduces new and unique risks for DoD contractors.”

Index

The loss of one or more major customers could have a material adverse effect on Net revenues and profitability.
In the AEC segment, our customer Safran accounted for approximately 37% of AEC's Net revenues in 2024, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, and although this is a cost-plus-fee arrangement, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on AEC’s Net revenues and profitability.
LEAP engines are currently used on the Boeing 737 MAX, Airbus A320neo, Airbus A321neo and COMAC 919 aircraft. The LEAP long-term supply agreement contains certain events of default that, if triggered, could result in termination of the agreement by the customer, which would also have a material adverse impact on segment Net revenues and profitability.
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
Our top ten customers in the MC segment accounted for a significant portion of our Net revenues in 2024. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on MC's Net revenues and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.
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
As the breadth and complexity of this infrastructure continues to grow, including the increasing reliance on, and use of, mobile technologies and cloud-based services, and as some of our global employees work remotely, the risk of security incidents and cyberattacks has increased. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. The use of emerging technologies by organized cyber criminals, such as artificial intelligence and quantum computing, has increased the range of security threats faced by the Company. As AEC continues to perform aerospace and defense work, attacks from threat actors could become more persistent, including attacks from highly organized adversaries such as nation state actors, which target the defense industrial base and other critical infrastructure sectors. The improper conduct of our employees or others working on our behalf who have access to export controlled or other sensitive information could also adversely affect our business and reputation.
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

Index

Our information technology systems, processes, sites and cloud-based providers may suffer interruptions or failures, or we may experience disruptions or challenges arising from the implementation or upgrading of new information technology systems, which may affect our ability to conduct our business.
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
As part of our ongoing efforts to enhance operational efficiency and support our growth strategy, we are undertaking a significant upgrade to our Enterprise Resource Planning (ERP) system by transitioning to a cloud-based platform. This upgrade is expected to streamline our business processes, improve data accessibility, and provide greater scalability.
However, the implementation of this new ERP system involves substantial operational and internal controls risks. We are committed to managing these risks through careful planning, rigorous testing, and ongoing monitoring.
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
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR, the Cybersecurity Law of the People's Republic of China, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. We are subject to U.S. federal procurement regulations such as the DFARS clause 252.204-7012, based on the NIST 800-171 framework whose goal is protecting controlled unclassified information in non-federal systems and organizations. In 2024, we continued efforts to comply with the forthcoming U.S. Department of Defense Cybersecurity Maturity Model Certification ("CMMC") program, which will impact us in the coming years as it is formalized through the DFARS and those regulations are incorporated into our contracts for government programs.
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
Risks related to our liquidity and financial matters
Fluctuations in currency exchange rates could adversely affect the Company’s business, financial condition, and results of operations.
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

Index

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
We have a substantial amount of indebtedness. At December 31, 2024, the Company had outstanding long-term debt of $319 million.
At December 31, 2024, our leverage ratio (as defined in our primary borrowing agreement) was 0.88 to 1.00, and we had borrowed $318 million under our $800 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.
From time to time, we use interest rate swaps to manage the interest cost associated with our borrowings. Future changes in the interest rate benchmark could affect the Company’s cost of borrowing and its cash flows, or the effectiveness of the hedges, which could have an effect on net income.
As of December 31, 2024, we had approximately $482 million of additional borrowing capacity under our $800 million revolving credit facility. The incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.
Significant changes in critical estimates and assumptions related to pension and other post-retirement benefit (“OPEB”) costs and liabilities could affect our earnings and pension contributions in future periods.
The determination of our pension and other post-retirement benefit plans’ expense or income involves significant judgments, specifically related to our discount rate, long-term return on assets, and other actuarial assumptions. We establish our discount rate assumption annually and review whether to change our long-term return on assets assumption annually. These estimates and actuarial assumptions could change significantly as a result to changes in economic, legislative, and/or demographic profiles. Such changes could result in unfavorable changes to our pension and OPEB expense and funded status, and our cash contributions thereof, which could have a negative impact on our results of operations. Further, the difference between actual investment returns and our long-term return on asset assumptions would result in a change to our pension and OPEB expense, funded status, as well as our required contributions to the plans. We manage our plan assets in accordance with our investment management objectives, and they are subject to market volatility and other conditions. Differences may also arise due to changes in regulatory, accounting and other requirements applicable to pension plans.
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

Index

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
Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations and financial conditions.
Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually, using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. In the event there is deterioration in business conditions or estimated cash flows beyond amounts previously or currently forecasted, there is a risk of impairments on our goodwill balance.
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
As of December 31, 2024, we have approximately $140.3 million of net operating loss (“NOL”) carryforwards in various taxing jurisdictions. Our ability to utilize the NOL carryforward could be adversely impacted by several factors, including but not limited to significant changes to tax legislation and lower than expected future earnings.
We are subject to tax audits by various tax authorities in many jurisdictions. Following the acquisition of Heimbach, the open tax years in these jurisdictions range from approximately 2013 to 2024. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results.
Risks related to our legal and regulatory environment
The Company may fail to adequately protect its proprietary technology or intellectual property, which would allow competitors or others to take advantage of its research and development efforts.
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
Our success depends on our ability to protect our intellectual property. We rely on a combination of patents, trade secrets, and contractual agreements to safeguard our intellectual property. However, there is a risk that these measures may not be sufficient to prevent the unauthorized use or infringement of our intellectual property rights. We may also face intellectual property disputes and litigation. These disputes could arise from allegations of infringement

Index

by third parties of our intellectual property or from claims that our operations infringe the intellectual property rights of others. Such litigation can be costly, time-consuming, and may divert management's attention and resources from other business operations. If we are unsuccessful in defending our intellectual property, or if our intellectual property rights are deemed invalid or unenforceable, we may lose valuable competitive advantages. This could result in a decline in market share, reduced revenue, and a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may be required to license our technology to third parties or to license technology from third parties to settle intellectual property disputes. Such licenses may not be available on commercially reasonable terms, or at all, which could further harm our business and financial performance.
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
Evolving sustainability and social regulation, contractual requirements, and policy requirements, including transition risks associated with climate change, may pose risk to our market outlook, brand and reputation, financial outlook,

Index

cost of capital, global supply chain, and production continuity, which may impact our ability to achieve long-term business objectives.
Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product and packaging designs, result in carbon offset investments or otherwise could negatively impact our business and/or competitive position. Increasing industry performance standards, increasing sustainability disclosure requirements in the U.S. and globally, and requirements on manufacturing and product air pollutant emissions, especially GHG emissions, may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. Increasing global chemical restrictions and bans, increasing regulation related to product end-of-life and packaging materials, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
For example, the European Union's Corporate Sustainability Reporting Directive (“CSRD”) requires new and expansive disclosures related to sustainability risks and opportunities, and its Corporate Sustainability Due Diligence Directive (“CSDDD”) requires extensive due diligence and reporting of actual and potential adverse impacts on human rights and the environment arising from our own operations and across our value chains, and to remediate any such adverse impacts. Changes in laws and regulations could also mandate significant and costly changes to the way we conduct our business, including increasing the cost of compliance, or could impose additional taxes. Such changes may result in contracts being terminated, greater costs to us, or could have a negative impact on our ability to obtain future work from government or other customers.
Changes in sustainability reporting requirements may impact our global operations as we continue collecting information for reports to be published according to new standards. We will face significant challenges in being able to implement separate but overlapping standard-setting initiatives, which may contain inconsistencies. While we are devoting increasing amounts of resources to sustainability reporting to ensure compliance, the reporting landscape is highly dynamic and uncertainty remains. Intensive work must be done in short timetables to comply with newly-introduced sustainability standards, with resultant costs. Non-compliance could result in various penalties, including liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions. Given the reach of new and proposed regulations in the jurisdictions where we operate, there is the possibility that we may not be able to comply, or may not be able to comply in time. We also may not be able to ensure that relevant companies within our supply chain are compliant with applicable supply chain due diligence acts, which may require us to embark on new due diligence processes with other companies and in some cases parting ways with suppliers.
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
Certain provisions of our Certificate of Incorporation, our Bylaws and Delaware law could hinder, delay or prevent a change in control of us that you might consider favorable, which could also adversely affect the price of our Common Stock.
Certain provisions under our Certificate of Incorporation, our Bylaws and Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could delay or prevent a change in control and could limit the price that investors might be willing to pay in the future for shares of our Common Stock.
Our Certificate of Incorporation authorizes our Board of Directors to issue new series of preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights or value of our Common Stock could be negatively affected. For example, subject to applicable law, our Board of Directors could create a series of preferred stock with superior voting rights to our existing common stock. The ability of our Board of Directors to issue this new series of preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.
We may not pay cash dividends on our Common Stock.
It is our current practice to pay cash dividends on our common stock. There can be no assurance, however, that we will pay dividends in the future in the amounts that we have in the past, or at all. Our Board of Directors may change

Index

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 18, 2025, we had 30.9 million shares of Class A Common Stock outstanding. In addition, shares of Common Stock are issuable upon the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.
Shareholder activism can have a significant impact on our operations, strategy, and overall performance.
Activist shareholders may attempt to influence or enact changes in our corporate governance, business strategies, or financial decisions. This can lead to substantial disruptions and pose various risks. Activist campaigns can divert the attention of our management team and board of directors from executing our business strategy and managing day-to-day operations. The need to respond to shareholder activists' demands or proposals can be time-consuming and may detract from our ability to focus on long-term goals. Shareholder activists may propose changes to our board composition, executive compensation, or other governance practices. Proposed changes could lead to instability or conflict within our leadership, potentially affecting the company's strategic direction and decision-making processes. Shareholder activism often brings increased scrutiny from the media, investors, and analysts. Negative publicity or heightened market perception of instability could adversely affect our stock price, investor confidence, and overall market reputation. This could also lead to increased volatility in our stock and potential loss of shareholder value. Activist shareholders may push for changes in our business strategies, such as divestitures, acquisitions, cost-cutting measures, or shifts in focus. While some suggestions may align with broader market trends or opportunities, others may conflict with our long-term vision or operational capabilities, potentially leading to suboptimal business outcomes. Engaging with activist shareholders may also increase the risk of legal challenges or regulatory scrutiny. Activist campaigns can result in proxy battles, litigation, or regulatory investigations, which can be costly, time-consuming, and damaging to our reputation. Prolonged activist campaigns and the associated uncertainty can negatively affect employee morale and retention. Employees may become concerned about the stability of their positions or the overall direction of the company, potentially leading to decreased productivity and higher turnover rates. Implementing changes advocated by activists may involve substantial costs or capital expenditures, which could impact our financial position and operating results. We are vigilant in monitoring and addressing potential activism to safeguard our long-term interests and those of our shareholders.

Index

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Risk Management and Strategy
Albany International Corp. views cybersecurity risk management as a cornerstone of our Enterprise Risk Management ("ERM") strategy, and we are committed to protecting our digital assets and sustaining investor confidence. Cybersecurity risks we face include data breaches, operational disruptions, reputational harm, and regulatory fines. Such incidents could lead to shutdowns or disruptions of or damage to our systems and those of our customers and suppliers, and unauthorized disclosure of sensitive or confidential information, potentially including personal data and proprietary business information. Unauthorized disclosure of, denial of access to, or other incidents involving sensitive or confidential Company, employee, customer or supplier data, whether through systems failure, employee negligence, fraud, misappropriation, or cybersecurity, ransomware or malware attacks, or other intentional or unintentional acts, could damage our reputation and our competitive positioning in the marketplace, disrupt our business or our customers' businesses, cause us to lose customers and result in significant financial exposure and legal liability.
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

Index
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
Our cybersecurity risk management processes extend to the oversight and identification of threats associated with our use of third-party service providers. We set clear objectives for third-party service providers, and we assess cybersecurity practices and any history of security incidents before engaging any potential service providers. Our contracts explicitly include requirements relating to cybersecurity, including adherence to certain standards, to ensure compliance with our security protocols. Once engaged, we regularly monitor the cybersecurity posture of major providers through log reports and intelligent threat protection analysis.
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
Governance
Board of Directors
The Board of Directors oversees our risk management processes, including with respect to cybersecurity risk, and the Board considers cybersecurity risk management an enterprise priority. The Board has delegated primary responsibility for reviewing and discussing with management our strategies, initiatives and policies relating to cybersecurity to the Audit Committee, which regularly reports to the full Board regarding such review and discussions. In addition, in connection with its oversight of cybersecurity risks in relation to financial reporting and internal controls, the Audit Committee plays a crucial role in the Board’s understanding and management of the financial and operational impacts of cybersecurity risks.
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

Index
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
The Director of Information Security, reporting to and collaborating with the Chief Information Officer, manages our Enterprise Cybersecurity team. Day-to-day responsibilities include the implementation of cybersecurity strategies, cybersecurity risk management, and enhancing defenses against evolving threats. Our Director of Information Security has over 30 years of IT experience, 10 of which have been spent leading the Company’s cybersecurity efforts. The Information Security plays a key role in shaping our cybersecurity strategy, ensuring alignment with industry standards and integration into our broader IT strategy.
Regular reporting channels between the Director of Information Security, the Chief Information Officer, and the Chief Financial Officer facilitate a cohesive, well-informed approach to managing cybersecurity risks. These reports include detailed analyses of potential threats, incident response readiness, and the effectiveness of existing cybersecurity measures.
Item 2.    PROPERTIES
Our principal manufacturing facilities are located in Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, Spain, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.1 million square feet, of which 1.2 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 4.9 million square feet, of which 4.3 million square feet are owned and 0.6 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2025.
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

Index

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We have Class A Common Stock with a par value of $0.001. Our Class A Common Stock is principally traded on the New York Stock Exchange under the ticker symbol AIN. According to Broadridge Financial Solutions, Inc., as of December 31, 2024, there were over 70,000 beneficial owners of our Class A Common Stock. Dividends are paid on our Class A Common Stock. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2024
Cash dividends per share	$0.26	$0.26	$0.26	$0.27
Class A Common Stock prices:
High	$97.34	$91.16	$94.16	$87.46
Low	$85.76	$79.75	$81.29	$67.92
2023
Cash dividends per share	$0.25	$0.25	$0.25	$0.26
Class A Common Stock prices:
High	$113.72	$93.28	$96.89	$98.96
Low	$85.28	$84.92	$83.53	$78.48

Index

The graph below compares the cumulative 5-Year total return of holders of Albany International Corp.’s Common Stock with the cumulative total returns of the Russell 2000 index and a customized peer group of eighteen companies which are: Astronics Corp, Idex Corp, Barnes Group Inc, Enpro Inc, Tredegar Corp, Ducommun Inc, Curtiss-Wright Corp, Watts Water Technologies Inc, Hexcel Corp, Nordson Corp, Heico Corp, Esco Technologies Inc, Enerpac Tool Group Corp, Rogers Corp, Trimas Corp, Kadant Inc, National Presto Industries Inc, and Mativ Holdings Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Albany International Corp., the Russell 2000 Index,
and a Peer Group

$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Albany International Corp.
Russell 2000
Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Copyright© 2025 Russell Investment Group. All rights reserved.
Fiscal year ending December 31.

December 31,	2019	2020	2021	2022	2023	2024
Albany International Corp.	$100.00	$98.09	$119.30	$134.28	$135.25	$111.47
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Peer Group	100.00	107.29	128.14	122.40	141.47	152.39
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

Index

In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 1,490,904 shares for a total cost of $124.0 million as of December 31, 2024. Of this, 182,901 shares were repurchased in 2024 for $14.5 million, 1,022,717 shares were repurchased in 2022 for $85.1 million and 285,286 shares were repurchased in 2021 for $24.3 million. As of December 31, 2024, we were authorized to repurchase shares up to $76.0 million.
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. The purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure.
Issuer Purchases of Equity Securities during the three months ended December 31, 2024

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
October 1 to October 31, 2024	—	$—	—	$90,561
November 1 to November 30, 2024	20,174	79.21	20,174	88,963
December 1 to December 31, 2024	162,727	79.56	162,727	76,016
Total	182,901		182,901	$76,016

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
The MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024, incorporated herein by reference.
Business Environment Overview and Trends
We conduct our business under two reportable segments: Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”) each rooted in similar materials sciences know-how that forms a common approach to customer

Index

value proposition in design and manufacturability. MC competes on the basis of its deep industry knowledge, customer reputation and customer service and global advanced textile manufacturing capabilities, which has enabled it to develop a robust and market leading product offering that can be tailored to customer specific requirements. AEC competes on the basis of its innovative technology solutions, extensive composite manufacturing capabilities and capacity that enable it to offer high quality specific part and assembly solutions that achieve its customers’ application performance requirements.
General
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, potential changes in U.S. government policy positions, including changes in Department of Defense policies or priorities, geopolitical conflicts and strained intercountry relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, sanctions, tariffs, energy costs and supply, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Machine Clothing
Prior to the acquisition of Heimbach, the MC segment experienced declining revenues due to changing global market consumption of publication grade paper. The MC segment expects revenues to continue to decline for publication grade paper into 2025 and beyond, however, we see an offsetting effect due to growth in demand for packaging, and to a lesser degree, tissue grade products. During 2024, the MC segment saw stronger revenue in tissue, pulp, and engineered fabrics, and weaker revenue in packaging and publication grades, with softness in Asia, particularly China, and Europe. Going into 2025, the MC segment expects a modest recovery in Europe beginning in late 2025; however, China's recovery remains unclear. The MC segment's backlog continues to be stable going into 2025.
MC believes it is well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which MC's products are sold are expected to have volume trends that are in line with global GDP. MC continues to face pricing pressures in all markets. Despite these market pressures on revenue growth, the MC segment is expected to improve earnings in the future through cost controls and manufacturing productivity efficiencies.
The MC segment has been a significant generator of cash for the Company. The Company seeks to maintain the cash-generating potential of this business by maintaining lower costs through a continued focus on cost-reduction initiatives and strategic investment, and by vigorously using our differentiated and technically superior products to reduce our customers’ total cost of operation and improve their paper quality.
In August, 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing headquartered in Düren, Germany, which provides the MC segment with an increase in scale and complementary technology that further drives MC's differentiated manufacturing sales and service network. Unlocking the full benefits and value of Heimbach is a complex integration process that is well underway and tracking to expectations. It is a multi-year program that started with harmonizing Heimbach operations with our legacy MRP systems and establishing a new global customer and operations organization. There is a disciplined focus to realize not only the combined benefits from procurement and overhead, but also to leverage best practices in manufacturing and a deep realignment of our operational footprint. During 2024, the Company announced several initiatives to further rationalize MC's operating footprint, including the closure of the South Korea facility, the consolidation of activities and facilities across the United Kingdom and the closure of Heimbach's Switzerland facility.
Albany Engineered Composites
The AEC segment's strategy is to continue to build on its global brand by leveraging its industry leading performance to drive future growth through technology differentiation. This includes continued investment in AEC's proprietary 3D-woven technology to accelerate solutions that can be offered across a set of broader applications; and by leveraging the AEC's non-3D technology capabilities and capacity, on high-value aerospace (both commercial and defense) applications, and other emerging markets such as space and advance air mobility ("AAM"). The AEC segment provides longer-term growth potential for the Company and the AEC segment continues to penetrate new programs and applications, as well as ramping up production on certain long-term programs, such as the CH-53K and other commercial aircraft programs that have not yet returned to pre-COVID production rates.

Index

The AEC segment (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10% noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace customer is the SAFRAN Group ("SAFRAN") and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM International’s LEAP engine) accounted for approximately 14% of the Company’s consolidated Net revenues in 2024. The AEC segment, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. Outside of ASC, the AEC segment also supplies 3D-woven composite vanes for the F-35 liftfan.
The AEC segment's current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787 aircraft, vacuum waste tanks for Boeing commercial aircraft and components and structures for other commercial, business jet, defense, and space and AAM programs. In 2024, approximately 36% of AEC net revenues were related to U.S. government contracts or programs.
The AEC segment is dependent on global supply chains and has experienced disruptions in recent years. In addition, higher inflation levels increased material costs, higher labor rates and other supplier costs that have impacted the AEC segment’s results of operations. The AEC segment attempts to mitigate raw material and supplier costs by entering into long-term supply agreements. However, in some cases, higher raw material and supplier costs adversely impacted certain firm-fixed price programs resulting in lower program gross margins. In addition, as the AEC segment ramps-up larger complex programs, such as CH-53K and Gulfstream, it continues to face challenges in staffing and training its workforce to support production rates, which has impacted operational productivity, particularly at its Salt Lake City facility, and contributed to increased labor and scrap costs.
As a result of the higher costs and operational challenges, the AEC segment updated labor, material input and scrap assumptions and estimates for certain long-term programs that resulted in negative cumulative changes in estimated profitability in the amount of $43.2 million in 2024, primarily related to the CH-53K, Gulfstream, F-35 and GE Platforms programs. Although the AEC segment believes it has action plans to mitigate these cost increases, the AEC segment may continue to experience similar issues into 2025 as it ramps up production levels on key programs.
Consolidated Results of Operations
Net Revenues
The following table summarizes our Net revenues by business segment:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Machine Clothing	$749,907	$670,768	$609,461
Albany Engineered Composites	480,708	477,141	425,426
Total net revenues	$1,230,615	$1,147,909	$1,034,887
% change	7.2%	10.9%	11.4%
Net revenues increased 7.2% compared to 2023, driven by an increase of Net revenues from the Heimbach acquisition in 2023 and marginally higher Net revenues in AEC, partially offset by lower organic Net revenues at MC.
MC's Net revenues increased 11.8% compared to 2023 driven by an increase in Heimbach Net revenues of $95.0 million as well as better performance in tissue, pulp, and engineered fabrics. This was partially offset by $14.0 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication and packaging globally. Changes in currency translation rates had the effect of decreasing Net revenues $1.9 million.
AEC's Net revenues increased 0.7%, primarily driven by growth on certain commercial and space programs, which were partially offset by lower revenues on the LEAP, F-35 and CH-53K programs. Changes in currency translation rates had an insignificant effect on Net revenues.

Index

Gross Profit
The following table summarizes Gross profit by business segment:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Machine Clothing	$346,044	$331,558	$312,285
Albany Engineered Composites	55,732	92,160	77,497
Total	$401,776	$423,718	$389,782
% of net revenues	32.6%	36.9%	37.7%
The decrease in Gross profit during 2024, as compared to 2023, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment. Gross profit as a percentage of revenues was as follows:
•MC's gross profit margin decreased from 49.4% in 2023 to 46.1% in 2024. This margin decrease was primarily attributable to lower gross margin at Heimbach.
•AEC's gross profit margin decreased from 19.3% in 2023 to 11.6% in 2024, driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $43.2 million in 2024, as compared to a decrease of $4.1 million during 2023, partially offset by a favorable shift in program revenue mix.
Selling, General, and Administrative ("SG&A")
Selling, general and administrative ("SG&A") expenses include segment selling, general and administrative expenses and corporate expenses. The following table summarizes SG&A by business segment:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Machine Clothing	$123,120	$118,196	$91,393
Albany Engineered Composites	47,421	48,833	42,339
Corporate	40,341	47,886	34,981
Total	$210,882	$214,915	$168,713
% of net revenues	17.1%	18.7%	16.3%
Certain prior year amounts have been reclassified in order to conform to current year presentation. Global information system costs previously included in Corporate expenses are allocated to the segments in the above presentation. Management believes this presentation better reflects the performance of the segments and is how management will review segment performance on a going forward basis. Global information system costs were $31.9 million in 2024, $27.3 million in 2023, and $22.7 million in 2022. Corporate expenses include global information system costs of $1.0 million in 2024, $2.1 million in 2023 and $1.0 million in 2022. For more information on our segments, see Note 3, Reportable Segments and Geographic Data, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Consolidated SG&A expenses decreased 1.9% as compared to 2023 and as a percentage of Net revenues, SG&A expenses decreased from 18.7% in 2023 to 17.1% in 2024.
The overall decrease in SG&A expenses was due to the net effect of the following:
•MC SG&A expenses increased $4.9 million as compared to 2023, with a $13.5 million increase related to Heimbach, partially offset by a $8.2 million decrease due to changes in currency translation rates and a $0.5 million decrease due to personnel-related costs.
•In AEC, SG&A expenses decreased $1.4 million, driven by a $0.8 million decrease in marketing costs and a $0.6 million decrease in personnel-related costs, partially offset by an increase in global information systems costs.

Index

•Corporate SG&A expenses decreased $7.5 million, driven by a $4.4 million decrease in personnel-related costs, a decrease of $1.9 million in professional fees, and a decrease of $1.1 million in global information system costs.
Technical and Research
Technical and research expenses include technical, product engineering, internally funded research and development expenses.
The following table summarizes technical and research expenses by business segment:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Machine Clothing	$29,832	$24,651	$24,588
Albany Engineered Composites	16,265	15,976	15,353
Total technical and research expenses	$46,097	$40,627	$39,941
% of net revenues	3.7%	3.5%	3.9%
Consolidated Technical and research expenses increased 13.5% as compared to 2023 and as a percentage of Net revenues increased from 3.5% in 2023 to 3.7% in 2024.
•MC Technical and research expenses increased $5.2 million as compared to 2023, driven primarily by a $5.1 million increase related to Heimbach.
•AEC Technical and research expenses increased $0.3 million as compared to 2023, driven by increased research material and labor costs.
Restructuring
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by Restructuring expense, net, of $13.4 million in 2024, as compared to $0.3 million in 2023.
The following table summarizes Restructuring expenses, net, by business segment:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Machine Clothing	$9,460	$282	$92
Albany Engineered Composites	3,649	—	—
Corporate	329	—	14
Total restructuring expenses	$13,438	$282	$106
At MC, restructuring actions were taken throughout 2024 in order to cease operations at several facilities, including at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK, and at the Company's Heimbach paper machine clothing facility in Olten, Switzerland. These actions drove $11.2 million of restructuring charges during 2024, of which $9.5 million in Restructuring expenses, net was due to workforce reductions, fixed asset impairments, and related costs and $1.7 million in Costs of goods sold was due to the write-off of inventory. We expect to incur additional restructuring expenses related to these actions into 2025.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in restructuring expenses of $3.6 million for the year ended 2024.
Restructuring expenses incurred at MC and AEC during 2023 were not significant.
During the first quarter of 2025, the Company decided to consolidate headquarters in Portsmouth, NH. This change impacts approximately 100 employees, will take place over the next year and a half, and will cost an estimated $7 million over that period related to retention, relocation, severance, and professional costs.

Index

Operating Income
The following table summarizes operating income/(loss) by business segment:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Machine Clothing	$183,632	$188,429	$196,212
Albany Engineered Composites	(11,603)	27,351	19,805
Corporate	(40,670)	(47,886)	(34,995)
Total operating income	$131,359	$167,894	$181,022
% of net revenues	10.7%	14.6%	17.5%
See the Segment Results of Operations section of this Management Discussion and Analysis of Financial Condition and Results of Operations for significant drivers of Operating income/(loss) for each business segment.
Other Earnings Items
The following table summarizes other earnings items that are presented below Operating income:

	(in thousands)
Years ended December 31,	2024	2023	2022
Interest expense, net	$12,549	$13,601	$14,000
Pension settlement expense	—	—	49,128
Other (income)/expense, net	1,721	(6,163)	(14,086)
Income tax expense	29,034	48,846	35,472
Net income/(loss) attributable to the noncontrolling interest	432	490	746
Interest Expense/(income), net
Interest expense/(income), net, decreased over the prior year primarily due to lower average debt balances, in part offset by less interest income earned on cash equivalents during the current year. In addition, our 2021 interest rate swap contracts expired in the fourth quarter of 2024. Although we entered into new interest rate swap contracts in the fourth quarter, our interest cost will increase significantly in 2025 and beyond. For more information, see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Pension settlement expense
During 2022, the Company took actions to settle certain pension plan liabilities in the U.S., leading to charges totaling $49.1 million. No similar charges were incurred during 2024 or 2023. See Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
Other (income)/expense, net
Other (income)/expense, net included foreign currency related transactions that resulted in gains of $3.9 million in 2024 and $2.9 million in 2023. In addition, changes in the fair value of derivative instruments included losses of $3.5 million in 2024 and gains of $0.4 million in 2023, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Other (income)/expense also included bank fees, amortization of debt issuance costs, and rental income. See Note 6, Other (Income)/Expense, net, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Index

Income Taxes

Years ended December 31,	2024	2023	2022

Effective tax rate	24.8%	30.4%	26.9%
The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings. For more information on income tax, see Note 7, Income Taxes, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
The Company has continuously monitored its ability to realize deferred tax assets as it pertains to Heimbach GmbH due to their existing net operating loss carryovers. After reviewing the positive and negative evidence available as of December 31, 2024, we continue to assert that we will more likely than not be able to utilize the net deferred tax assets. Net operating losses, which make up the majority of the deferred tax assets, have an unlimited carryforward period in Germany and we expect continued improvements in the business post-acquisition due to synergies and efficiencies that will be realized in the near future. The current net deferred tax asset position at Heimbach GmbH as of December 31, 2024 is $8.4 million. If it was determined that a valuation allowance was required, a deferred tax expense of $8.4 million as of December 31, 2024 would be required to create a reserve against those net deferred tax assets. The assessment of the need for a valuation allowance could change in future periods if additional negative evidence is observed. The amount of the tax expense needed to book the valuation allowance could also change depending on additional activities.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has indicated that it will not adopt the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. We have evaluated the impact of these rules and have determined that it did not materially increase our global tax costs in 2024. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Index

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 61% of our consolidated revenues during 2024. A summary of MC's selected financial results is as follows:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Net revenues	$749,907	$670,768	$609,461
% change	11.8%	10.1%	-1.5%
Gross profit	346,044	331,558	312,285
% of net revenues	46.1%	49.4%	51.2%
SG&A expenses	123,120	118,196	91,393
Technical and research expenses	29,832	24,651	24,588
Restructuring expenses, net	9,460	282	92
Operating income	$183,632	$188,429	$196,212
% of net revenues	24.5%	28.1%	32.2%
Net revenues
Net revenues increased 11.8% as compared to 2023, driven by the addition of Heimbach Net revenues of $95.0 million as well as better performance in tissue, pulp, and engineered fabrics. This was partially offset by $14.0 million of lower Net revenues in the rest of the segment, driven primarily by weakness in publication and packaging globally. Changes in currency translation rates had the effect of decreasing Net revenues $1.9 million.
Heimbach contributed total Net revenues of $141.6 million and $51.2 million in 2024 and 2023, respectively. Heimbach reduced MC's Operating income by $20.0 million and $6.3 million in 2024 and 2023, respectively. Included in Heimbach's 2024 operating loss is $8.8 million of non-recurring restructuring and acquisition-related costs.
Gross Profit
Gross profit increased by $14.5 million as compared to 2023, driven by the higher sales noted above; however, gross profit margin decreased from 49.4% in 2023 to 46.1% in 2024. This margin decrease was primarily driven by lower gross margins at Heimbach.
Operating Income
Operating income decreased $4.8 million or 2.5% as compared to 2023. The strong Gross profit performance noted above was more than offset by increased SG&A, Technical and Research, and Restructuring expenses. SG&A expenses increased $4.9 million as compared to 2023, with a $13.5 million increase related to Heimbach, partially offset by a $8.2 million decrease due to changes in currency translation rates and a $0.5 million decrease due to personnel-related costs. Technical and research expenses increased $5.2 million as compared to 2023, driven primarily by a $5.1 million increase related to Heimbach. In addition, Restructuring expenses increased $9.2 million related to announcements during the year to cease operations at multiple manufacturing facilities, further reducing Operating income.
Backlog
Backlog at MC represents the summation of the value of all firm, open orders from customers. Backlog in the MC segment was $236 million at December 31, 2024. All of the backlog in MC as of December 31, 2024 is expected to be recognized as revenues during the next 12 months.

Index

Albany Engineered Composites Segment
The AEC segment accounted for 39% of our consolidated net revenues during 2024. A summary of AEC's selected financial results is as follows:

	(in thousands, except percentages)
Years ended December 31,	2024	2023	2022
Net revenues	$480,708	$477,141	$425,426
% change	0.7%	12.2%	37.1%
Gross profit	55,732	92,160	77,497
% of net revenues	11.6%	19.3%	18.2%
SG&A expenses	47,421	48,833	42,339
Technical and research expenses	16,265	15,976	15,353
Restructuring expenses, net	3,649	—	—
Operating income	$(11,603)	$27,351	$19,805
% of net revenues	-2.4%	5.7%	4.7%
Net revenues
Net revenues increased 0.7%, primarily driven by growth on certain commercial and space programs, which were partially offset by lower revenues on the LEAP, F-35 and CH-53K programs. Changes in currency translation rates had an insignificant effect on Net revenues.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 37% of segment revenue for 2024 and 2023.
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
Gross Profit
Gross profit decreased $36.4 million as compared to last year and Gross profit margin decreased from 19.3% in 2023 to 11.6% in 2024. The reduction was driven primarily by cumulative changes in the estimated profitability of long-term contracts, which decreased gross profit by $43.2 million in 2024, as compared to a decrease of $4.1 million during 2023. The unfavorable effects in 2024 related to higher labor, material and scrap costs. The negative change in estimated profitability in 2024 was primarily driven by a few large complex programs, including approximately $25.5 million for the various CH-53K programs, $11.4 million on our Gulfstream program, $3.9 million on our F-35 program, and $2.2 million on our GE Platforms program. The unfavorable effects in 2023 related to additional reserves taken on certain contracts and inflationary factors decreasing anticipated margins.
Operating Income/(Loss)
Operating income decreased $39.0 million, principally due to reduced Gross profit as noted above. This was partially offset by a decrease in SG&A expenses of $1.4 million, driven by a $0.8 million decrease in marketing costs and a $0.6 million decrease in personnel-related costs. Technical and research expenses increased $0.3 million as compared to 2023, driven by increased research material and labor costs. Restructuring activities were related to reductions in the workforce at various AEC locations and resulted in restructuring expenses of $3.6 million, further reducing Operating income.

Index

Backlog
Backlog at AEC represents the aggregate dollar value of products and services for the given term of our contracts with customers where we have enforceable rights, including both funded and unfunded contract scope, for which products have not been provided or services have not been performed, but excluding unexercised contract options and potential orders under ordering-type contracts. For new contract awards, the initial backlog recorded may only reflect a portion of the total value of the contract award, particularly for ordering-type contracts. Backlog may increase over time as the orders placed against a contract include enforceable rights. For our ASC LEAP contract with our partner Safran, our backlog reflects the agreed business plan values with Safran for the subsequent full twelve-month calendar year.
Orders included in our backlog may be modified, canceled, or rescheduled by our customers, although customers may incur cancellation penalties as defined in the terms of such customer contracts; and which such terms may vary from contract to contract. If any of our enforceable contracts were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts.
Backlog differs from unsatisfied performance obligations for contracts disclosed in Note 2, Revenue Recognition, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K, which excludes unsatisfied performance obligations with an original expected duration of one year or less.
Backlog at AEC was $1.4 billion as of December 31, 2024.
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
In addition to supplying paper, paperboard, and tissue companies, the MC segment is a leading supplier to the nonwovens (which includes the manufacture of products such as diapers, personal care, and household wipes), building products, and tannery and textile industries. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use products. The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. AEC's working capital levels rose sharply in the last several years in line with the segment's growth.
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

Index

Cash Flow Summary

	(in thousands)
For the years ended December 31,	2024	2023	2022
Net income	$88,055	$111,610	$96,508
Depreciation and amortization	89,294	76,733	69,049
Changes in working capital(a)	54,321	(44,214)	(63,478)
Changes in long-term liabilities, deferred taxes and other credits	(23,033)	(11,829)	(18,629)
Non-cash portion of pension settlement expense	—	—	42,657
Other operating items	9,804	15,756	2,107
Net cash provided by operating activities	218,441	148,056	128,214
Net cash used in investing activities	(80,180)	(217,899)	(96,348)
Net cash used in financing activities	(183,832)	(52,641)	(23,652)
Effect of exchange rate changes on cash flows	(12,566)	4,128	(18,474)
Increase/(decrease) in cash and cash equivalents	(58,137)	(118,356)	(10,260)
Cash and cash equivalents at beginning of year	173,420	291,776	302,036
Cash and cash equivalents at end of year	$115,283	$173,420	$291,776
_________________________
(a) Includes Accounts receivable, Contract assets, Inventories, Accounts payable and Accrued liabilities.
Net cash provided by operating activities during 2024 was $218.4 million, compared to $148.1 million in the 2023. The increase was primarily driven by improved levels of working capital at both segments, but was most pronounced at AEC, which invested a much more significant amount in working capital during 2023 related to the expanded CH-53K scope of work and the build-up of inventory in the LEAP program as compared to 2024.
Net cash used in investing activities included capital expenditures totaling $80.2 million and $84.4 million during 2024 and 2023, respectively, including investments in new aerospace programs and to improve productivity in our MC segment. In addition, investing activities during the prior year included the acquisition of Heimbach, headquartered in Düren, Germany, for net cash of $133.5 million, funded using cash on hand.
Net cash used in financing activities was $183.8 million during 2024 as compared to $52.6 million during 2023. The significant increase in net cash used during 2024 was due to increased principal payments on debt, increased share repurchases, and increased dividends paid to shareholders.
Liquidity and Capital Structure
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured credit agreement, $318.5 million of borrowings were outstanding as of December 31, 2024. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of December 31, 2024, we had cash and cash equivalents of $115.3 million and availability under our Credit Agreement of $481.5 million, for a total liquidity of approximately $596.8 million. Bank debt at the Company's Heimbach subsidiary was paid down to less than $0.1 million as of December 31, 2024. For more information on the revolving credit agreement, see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
As of December 31, 2024, $97.6 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The Company has targeted for repatriation $163.0 million of current year and prior year earnings of the Company’s foreign operations. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $132.9 million, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there

Index

can be no assurance that we will be able to cost-effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. We paid dividends of $32.5 million and $31.2 million during 2024 and 2023, respectively. The Company repurchased 182,901 shares during 2024 for $14.2 million. In total, the Company repurchased 1,490,904 shares for a total cost of $124.0 million since 2021. On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million, which replaces the 2021 authorization.
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $12 million. There were no material changes in the Company’s off-balance sheet arrangements during 2024.
During the first quarter of 2025, the Company decided to consolidate headquarters in Portsmouth, NH. This change impacts approximately 100 employees, will take place over the next year and a half, and will cost an estimated $7 million over that period related to retention, relocation, severance, and professional costs.
Other Sources/Uses of Capital
We have contractual commitments to repay debt, make payments under leases, contribute to our pension and postretirement plans, and settle obligations related to agreements to purchase goods and services, income taxes, compensation plans, and as applicable, interest rate swaps. We estimate these contractual commitments amount to approximately $538 million as of December 31, 2024, of which we expect to pay $62 million within the next year. Interest payments on debt are expected to be approximately $18 million in 2025, $18 million in 2026, $19 million in 2027, and $12 million in 2028, and principal payments on debt of $318 million are not due until 2028. For more information on the revolving credit agreement, see Note 17, Financial Instruments, for payments related to leases see Note 20, Leases, and for payments related to pension and postretirement plans see Note 4, Pension, Postretirement, and Other Benefit Plans, as included in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Payments for these commitments are not representative of all our future cash requirements, which will vary based on future needs.
Critical Accounting Estimates
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

Index

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
Discount Rate Selection
We select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to the yields on high-quality zero-coupon bonds. We use the RATE: Link 60-90 model (the "RATE Link"). We believe the projected cash flows used to determine RATE Link provide a good approximation of the timing and amounts of our defined benefit payments under our plans and no adjustments to RATE Link has been made.
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
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 4.98% for 2024.
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

Index

Tax positions taken or expected to be taken in a tax return are recognized when it is more-likely-than-not, based on technical merits, to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement, including resolution of related appeals and/or litigation process, if any.
Business Combinations
As we enter into business combinations, we perform acquisition accounting requirements including the following:
•Identifying the acquirer,
•Determining the acquisition date,
•Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
•Recognizing and measuring goodwill, as applicable.
We complete valuation procedures and record the resulting fair value of the acquired assets and assumed liabilities in accordance with the acquisition method under ASC 805, Business Combinations. The acquisition methodology requires management to make assumptions and apply judgment to determine the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differ from assumptions made, the resulting difference could materially affect the fair value of net assets.
In determining the fair value of the tangible assets, including property, plant and equipment, we consider the cost-approach and the market approach, which estimates the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. In the determination of the fair value of the identified intangible assets, we use cash flow models following the income approach, specifically, a relief from royalty method methodology. Inputs include estimated revenue growth rates, gross margins, operating expenses, and estimated attrition, royalty and discount rates. Goodwill is recorded as the difference in the fair value of the acquired assets and assumed liabilities and the purchase price, as applicable.
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
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is potential losses arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange

Index

contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $576.4 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $57.6 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $146.2 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities' functional currency. On a net basis, we had $74.0 million of foreign currency assets as of December 31, 2024. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $7.4 million. Actual results may differ.
Interest Rate Risk
We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.
On December 31, 2024, we had the following variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (net of fixed rate portion, due in 2028):
USD borrowings (end of period all-in interest rate of 6.00%)	100,000
EUR borrowings (end of period all-in interest rate of 4.40%)	46,742
Foreign bank debt (end of period all-in interest rate ranging from 4.27% to 5.10%)	46
Total	$146,788
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $1.5 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable rate debt to a specific rate for a period of time. (See Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Index

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
February 26, 2025

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Albany International Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Albany, New York
February 26, 2025

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(in thousands, except per share amounts)

	2024	2023	2022
Net revenues	$1,230,615	$1,147,909	$1,034,887
Cost of goods sold	828,839	724,191	645,105
Gross profit	401,776	423,718	389,782
Selling, general and administrative expenses	210,882	214,915	168,713
Technical and research expenses	46,097	40,627	39,941
Restructuring expenses, net	13,438	282	106
Operating income	131,359	167,894	181,022
Interest income	(4,064)	(6,566)	(3,835)
Interest expense	16,613	20,167	17,835
Pension settlement expense	—	—	49,128
Other (income)/expense, net	1,721	(6,163)	(14,086)
Income before income taxes	117,089	160,456	131,980
Income tax expense	29,034	48,846	35,472
Net income	88,055	111,610	96,508
Net income attributable to the noncontrolling interest	432	490	746
Net income attributable to the Company	$87,623	$111,120	$95,762

Earnings per share:
Basic earnings per share attributable to Company shareholders	$2.81	$3.56	$3.06
Diluted earnings per share attributable to Company shareholders	$2.80	$3.55	$3.04

Dividends declared per share	$1.05	$1.01	$0.88

Weighted average shares outstanding:
Basic	31,231	31,171	31,339
Diluted	31,338	31,276	31,455

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(in thousands)

	2024	2023	2022
Net income	$88,055	$111,610	$96,508
Other comprehensive income, before tax:
Foreign currency translation and other adjustments	(56,551)	18,593	(40,971)
Reclassification of loss on pension settlement	—	—	42,657
Pension/postretirement plan remeasurement	3,888	4,302	(2,292)
Amortization of pension and postretirement liability adjustments:
Prior service credit	(150)	(4,122)	(4,497)
Net actuarial loss	613	1,383	3,260
Payments and amortization related to interest rate swaps included in earnings	(13,547)	(15,062)	468
Derivative valuation adjustment	1,261	3,512	25,396
Income taxes related to items of other comprehensive income:
Reclassification of loss on pension settlement	—	—	(16,459)
Pension/postretirement plan remeasurement	(1,283)	(673)	(370)
Amortization of pension and postretirement liability adjustments	(153)	904	408
Payments and amortization related to interest rate swaps included in earnings	3,419	3,811	(118)
Derivative valuation adjustment	(318)	(889)	(6,425)
Comprehensive income	25,234	123,369	97,565
Comprehensive income/(loss) attributable to the noncontrolling interest	(543)	949	856
Comprehensive income attributable to the Company	$25,777	$122,420	$96,709

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share and per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$115,283	$173,420
Accounts receivable, net	246,688	287,781
Contract assets, net	166,557	182,281
Inventories	145,845	169,567
Income taxes prepaid and receivable	19,187	11,043
Prepaid expenses and other current assets	37,132	53,872
Total current assets	730,692	877,964

Property, plant and equipment, net	563,431	601,989
Intangibles, net	38,127	44,646
Goodwill	176,261	180,181
Deferred income taxes	28,757	22,941
Noncurrent receivables, net	—	4,392
Other assets	111,428	102,901
Total assets	$1,648,696	$1,835,014

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$66,095	$87,104
Accrued liabilities	141,904	142,988
Current maturities of long-term debt	—	4,218
Income taxes payable	18,367	14,369
Total current liabilities	226,366	248,679

Long-term debt	318,531	452,667
Other noncurrent liabilities	138,830	139,385
Deferred taxes and other liabilities	16,022	26,963
Total liabilities	699,749	867,694

Commitments and Contingencies (Note 21)

Shareholders’ Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; issued 40,917,539 in 2024 and 40,856,910 in 2023	41	41
Additional paid-in capital	452,933	448,218
Retained earnings	1,065,763	1,010,942
Accumulated items of other comprehensive income:
Translation adjustments	(181,555)	(124,901)
Pension and postretirement liability adjustments	(14,328)	(17,346)
Derivative valuation adjustment	(106)	9,079
Treasury stock (Class A), at cost; 9,844,746 shares in 2024 and 9,661,845 in 2023	(379,210)	(364,665)
Total Company shareholders’ equity	943,538	961,368
Noncontrolling interest	5,409	5,952
Total shareholders' equity	948,947	967,320
Total liabilities and shareholders’ equity	$1,648,696	$1,835,014
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$88,055	$111,610	$96,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,452	70,374	62,480
Amortization	6,842	6,359	6,569
Change in deferred taxes and other liabilities	(15,331)	(2,046)	(8,496)
Impairment of property, plant, equipment, and inventory	2,038	1,773	1,808
Non-cash interest expense	1,025	1,404	1,118
Non-cash portion of pension settlement expense	—	—	42,657
Compensation and benefits paid or payable in Class A Common Stock	4,715	6,936	4,527
Provision/(recovery) for credit losses from uncollected receivables and contract assets	310	640	1,408
Foreign currency remeasurement (gain)/loss on intercompany loans	81	(2,831)	(4,434)
Fair value adjustment on foreign currency options	—	(139)	(509)
Gain on sale of assets	(513)	—	—

Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	31,764	(11,038)	(14,301)
Contract assets	12,289	(32,156)	(36,434)
Inventories	14,627	15,093	(24,541)
Prepaid expenses and other current assets	4,002	1,530	(4,134)
Income taxes prepaid and receivable	(8,574)	(2,897)	(6,005)
Accounts payable	(3,084)	(5,672)	8,572
Accrued liabilities	(1,275)	(10,441)	3,226
Income taxes payable	6,918	(1,988)	183
Noncurrent receivables	(780)	3,723	3,911
Other noncurrent liabilities	(7,702)	(9,783)	(10,133)
Other, net	582	7,605	4,234
Net cash provided by operating activities	218,441	148,056	128,214

INVESTING ACTIVITIES
Purchase of business, net of cash acquired	—	(133,470)	—
Purchases of property, plant and equipment	(80,249)	(83,560)	(93,675)
Purchased software	(958)	(869)	(2,673)
Proceeds received from sale of assets	1,027	—	—
Net cash used in investing activities	(80,180)	(217,899)	(96,348)

FINANCING ACTIVITIES
Proceeds from borrowings	145,595	78,040	162,000
Principal payments on debt	(279,838)	(92,274)	(73,000)
Principal payments on finance lease liabilities	—	—	(654)
Debt acquisition costs	—	(4,108)	—
Purchase of Treasury shares	(14,175)	—	(84,780)
Taxes paid in lieu of share issuance	(2,931)	(3,136)	(770)
Proceeds from options exercised	—	—	17
Dividends paid	(32,483)	(31,163)	(26,465)
Net cash used in financing activities	(183,832)	(52,641)	(23,652)
Effect of exchange rate changes on cash and cash equivalents	(12,566)	4,128	(18,474)
Increase/(decrease) in cash and cash equivalents	(58,137)	(118,356)	(10,260)
Cash and cash equivalents at beginning of period	173,420	291,776	302,036
Cash and cash equivalents at end of period	$115,283	$173,420	$291,776
The accompanying notes are an integral part of the consolidated financial statements.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

1. Accounting Policies
Basis of Consolidation and Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of Albany International Corp. and its subsidiaries (the Company, Albany, we, us, or our) after elimination of intercompany transactions. Certain prior year amounts have been reclassified in order to conform to current year presentation. Global information system costs previously included in Corporate expenses are allocated to the segments. Management believes this presentation better reflects the performance of the segments and is how management will review segment performance on a going forward basis. See Note 3, Reportable Segments and Geographical Data, of the Notes to the Consolidated Financial Statements for more information on our segments.
On August 31, 2023, the Company completed the acquisition of Heimbach GmbH ("Heimbach"), a privately-held manufacturer of paper machine clothing and technical textiles, as further described in Note 24, Business Combination, of the Notes to the Consolidated Financial Statements of our 2023 Annual Report on Form 10-K. The financial results of the acquired company are included in the Machine Clothing reportable segment since the date of the acquisition.
The Company owns 90% of the common equity of Albany Safran Composites, LLC ("ASC") which is reported within the Albany Engineered Composites segment. The Company also owns 85% of Arcari, SRL ("Arcari"), a manufacturer of textile and plastic industrial technical products and conveyor belts, which is a subsidiary of Heimbach GmbH, the paper machine clothing manufacturer recently acquired by the Company and reported within the Machine Clothing segment. Additional information regarding noncontrolling interest is included in Note 10, Noncontrolling Interest, of the Notes to the Consolidated Financial Statements.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may materially differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Revenue Recognition
In our Machine Clothing ("MC") business segment, we recognize revenue at the point in time when we satisfy our performance obligations related to the manufacture and delivery of products. In our Albany Engineered Composites ("AEC") business segment, revenue from most long-term contracts is generally recognized over time using an input method as the measure of progress. The amount of revenue in excess of progress billings on long-term contracts is included in Contract assets, net, which represent rights to consideration that are conditional on something other than the passage of time, such as completion of remaining performance obligations.
For over time contracts, we are required to limit our estimate of contract values to the period of the legally enforceable contract. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. This contract period may result in a loss contract provision at contract inception. Expected losses on projects include losses on contract options that are probable of exercise, excluding

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
profitable options that may follow. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses.
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
Selling, General, and Administrative ("SG&A") Expenses
Selling, general, and administrative expenses are primarily comprised of wages, incentive compensation, benefits, travel, professional fees, revaluation of trade foreign currency balances, global information system costs, and other costs, and are expensed as incurred. Selling expense includes costs related to contract acquisition and provisions for expected credit losses on financial assets measured at amortized cost.
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
Restructuring Expense
We may incur expenses related to exiting a line of business or restructuring of our operations or organizational structure, which could include employee termination costs, costs to consolidate or close facilities, or costs to terminate contractual relationships. Restructuring expenses may also include impairment of Property, plant and equipment, as described below under “Property, Plant and Equipment.” Employee termination costs include severance pay and social costs for periods after employee service is completed. Termination costs related to an ongoing benefit arrangement are recognized when the amount becomes probable and estimable. Termination costs related to a one-

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
time benefit arrangement are recognized at the communication date to employees. Costs related to contract termination, relocation of employees, outplacement and the consolidation or the closure of facilities, are recognized when incurred.
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
Translation of Financial Statements
Assets and liabilities of non-U.S. operations are translated at year-end rates of exchange, and the income statement accounts are translated at average monthly exchange rates. Gains or losses resulting from translating non-U.S. currency financial statements into U.S. dollars are recorded in other comprehensive income and accumulated in Shareholders’ equity in the caption “Translation adjustments.”
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
The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

	Years ended December 31,
(in thousands)	2024	2023	2022
(Gains)/losses included in:
Selling, general, and administrative expenses	$(4,495)	$4,181	$(554)
Other (income)/expense, net	(3,900)	(2,916)	(9,996)
Total transaction (gains)/losses	$(8,395)	$1,265	$(10,550)

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable includes trade and other accounts receivables and Bank promissory notes. In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.
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
The Company also has had Noncurrent receivables in the AEC segment that represent revenue earned which had extended payment terms.
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
Debt
The Company relies on bank financing as an important source of liquidity for business activities. Outstanding debt is classified as current or long-term based on the maturity of the Company's financing arrangements. See additional information set forth in Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements.
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
Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in Property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development totaled $1.2 million in 2024 and was not material in 2023.
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
Included in Other assets is $17.0 million in 2024 and $19.3 million in 2023 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also include financial assets of $0.6 million in 2024 and $0.7 million in 2023. See additional information set forth in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements.
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
Recent Accounting Pronouncements
New Accounting Standards Adopted
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this standard had an impact on the segment disclosures presented in this Annual Report on Form 10-K, however, there was no impact to the results of operations, cash flows, and financial condition. See Note 3, Reportable Segments and Geographic Data, of the Notes to the Consolidated Financial Statements for additional information.
New Accounting Standards Not Yet Adopted
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03), which requires a public business entity to disclose specific information about certain costs and expenses in the notes to the financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information of the public entity's expenses to help investors better understand the entity's performance; better assess the entity's prospects for future cash flows; and compare an entity's performance over time and with that of other entities. The disaggregation of relevant expense captions presented on the face of the income statement may include but is not limited to the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
Other
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors". This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of legal challenges that are pending judicial review. The disclosure requirements would apply to the Company's fiscal year beginning January 1, 2025, pending resolution of the stay. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Revenue Recognition — (continued)
In our AEC segment, we primarily enter into contracts to manufacture and deliver highly engineered advanced composite products to our customers. A significant portion of AEC revenue is earned under a mix of short duration and long duration, firm-fixed-price orders that are placed under master agreements that contain general terms and conditions applicable to all orders placed under the master agreements. We assess each contract at its inception to determine whether it should be combined with other contracts. When making this determination we consider factors such as whether two or more contracts were negotiated and executed at or near the same time or were negotiated with an overall profit objective. If combined, we treat the combined contracts as a single contract for revenue recognition purposes. We evaluate the products or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. For most AEC contracts, the nature of our promise (or our performance obligation) to the customer is to provide a significant service of integrating a complex set of tasks and components into a single project or capability, which will often result in the delivery of multiple highly interdependent and interrelated units.
At the inception of a contract, we determine the transaction price based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk.
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
Revenue is recognized over time for substantially all of our contracts in AEC as most of our contracts have provisions that are deemed to transfer control to the customer over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs to produce the contract deliverables. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including profit, is recorded proportionally as costs are incurred. Accounting for long-term contracts requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When any adjustments of estimated contract revenue or costs are required, any changes from prior estimates are included in revenues or earnings in the period in which the change occurs. The sum of net adjustments to the estimated profitability of long-term contracts decreased AEC Operating income by $43.2 million and $4.1 million in 2024 and 2023, respectively, and increased AEC Operating income by $0.5 million in 2022. The unfavorable effects in 2024 related to higher labor, material and scrap costs. The negative change in estimated profitability in 2024 was primarily driven by a few large complex programs, including approximately $25.5 million for the various CH-53K programs, $11.4 million on our Gulfstream program, $3.9 million on our F-35 program, and $2.2 million on our GE Platforms program. The unfavorable effects in 2023 related to additional reserves taken on certain contracts and inflationary factors decreasing anticipated margins. The favorable effects in 2022 were largely due to changes in customer demand and to a lesser extent, efficiency improvements during the ramp-up of several programs.
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
The following table presents disaggregated revenue for each product group by timing of revenue recognition:

	For the year ended December 31, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$745,978	$3,929	$749,907
Albany Engineered Composites
ASC	—	175,888	175,888
Other AEC	19,518	285,302	304,820
Total Albany Engineered Composites	19,518	461,190	480,708
Total net revenues	$765,496	$465,119	$1,230,615

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

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Years ended December 31,
(in thousands)	2024	2023	2022
Americas PMC	$341,204	$349,544	$321,170
Eurasia PMC	301,436	250,048	207,115
Engineered Fabrics	107,267	71,176	81,176
Total Machine Clothing net revenues	$749,907	$670,768	$609,461
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are a mix of short duration and long duration firm-fixed-price orders, many representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.1 billion as of December 31, 2024, $1.2 billion as of December 31, 2023, and $553 million as of December 31, 2022, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2024, we expect to recognize as revenue approximately $151 million during 2025, $147 million during 2026, $143 million during 2027, and the remainder thereafter.
3. Reportable Segments and Geographic Data
The Company is organized based on the nature of its products and is composed of two reportable segments, Machine Clothing (“MC”), and Albany Engineered Composites ("AEC”), each overseen by a segment president. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. Our CODM evaluates each segment's performance based on metrics such as net revenues, gross profit, and other key financial data, to assess performance and allocate resources that align with company-wide goals. Annual incentive targets are established for the segment presidents based on these metrics, in addition to Earnings before interest, taxes, depreciation, and amortization (EBITDA) and cash flows, which are reviewed in summary each month, and in more depth each quarter. The Company has not aggregated operating segments for purposes of identifying reportable segments. Effective December 31, 2024, the Company adopted the provisions of ASU 2023-07, which expanded the content and frequency of segment disclosures required under ASC 280.
The accounting policies of the segments are the same as those described in Note 1, Accounting Policies, of the Notes to the Consolidated Financial Statements. Corporate expenses include wages and benefits for corporate headquarters personnel, costs related to information systems development and support, and professional fees related to legal, audit, and other activities. Corporate expenses are not allocated to the reportable segments, except certain global information system costs discussed below, because the decision-making for these functions lies outside of the segments.
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
On August 31, 2023, the Company completed the acquisition of Heimbach, a privately-held manufacturer of paper machine clothing and technical textiles. The financial results of the acquired company are included in the Machine Clothing reportable segment.
Albany Engineered Composites:
The AEC segment provides highly engineered, advanced composite structures to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group ("Safran"), owns a 10% noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract.
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 14% of the Company’s consolidated Net revenues in 2024. In 2024, SAFRAN leased manufacturing space from AEC for the GE9X program. Rent paid by SAFRAN under this lease amounted to $1.0 million in 2024 and $1.0 million in 2023. AEC sales to SAFRAN were $178.1 million in 2024, $187.6 million in 2023, and $169.3 million in 2022. The total of Accounts receivable, Contract assets and Noncurrent receivable due from SAFRAN amounted to $78.5 million and $93.8 million as of December 31, 2024 and 2023, respectively.
Other significant programs in AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for Boeing commercial programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. In 2024, approximately 36% of AEC net revenues were related to U.S. government contracts or programs.
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements:

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)

	Year ended December 31, 2024
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$749,907	$480,708	$—	$1,230,615
Cost of goods sold	403,863	424,976	—	828,839
Gross profit	346,044	55,732	—	401,776
Selling, general and administrative expenses	123,120	47,421	40,341	210,882
Technical and research expenses	29,832	16,265	—	46,097
Restructuring expenses, net	9,460	3,649	329	13,438
Operating income/(loss)	$183,632	$(11,603)	$(40,670)	$131,359
Certain prior year amounts have been reclassified in order to conform to current year presentation. Global information system costs previously included in Corporate expenses are allocated to the segments. Management believes this presentation better reflects the performance of the segments and is how management will review segment performance on a going forward basis. For the year ended December 31, 2024, Selling, general and administrative expenses include global information systems costs of $15.2 million, $15.7 million and $1.0 million for MC, AEC and Corporate, respectively. Global information systems costs were previously included in Corporate expenses.

	Year ended December 31, 2023
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$670,768	$477,141	$—	$1,147,909
Cost of goods sold	339,210	384,981	—	724,191
Gross profit	331,558	92,160	—	423,718
Selling, general and administrative expenses	118,196	48,833	47,886	214,915
Technical and research expenses	24,651	15,976	—	40,627
Restructuring expenses, net	282	—	—	282
Operating income/(loss)	$188,429	$27,351	$(47,886)	$167,894
For the year ended December 31, 2023, Selling, general and administrative expenses include global information systems costs of $10.9 million, $14.2 million and $2.1 million for MC, AEC and Corporate, respectively. Global information systems costs were previously included in Corporate expenses.

	Year ended December 31, 2022
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$609,461	$425,426	$—	$1,034,887
Cost of goods sold	297,176	347,929	—	645,105
Gross profit	312,285	77,497	—	389,782
Selling, general and administrative expenses	91,393	42,339	34,981	168,713
Technical and research expenses	24,588	15,353	—	39,941
Restructuring expenses, net	92	—	14	106
Operating income/(loss)	$196,212	$19,805	$(34,995)	$181,022
For the year ended December 31, 2022, Selling, general and administrative expenses include global information systems costs of $10.0 million, $11.8 million and $1.0 million for MC, AEC and Corporate, respectively. Global information systems costs were previously included in Corporate expenses.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)

	Years ended December 31,
(in thousands)	2024	2023	2022
Net revenues
Machine Clothing	$749,907	$670,768	$609,461
Albany Engineered Composites	480,708	477,141	425,426
Consolidated total	$1,230,615	$1,147,909	$1,034,887
Gross profit
Machine Clothing	346,044	331,558	312,285
Albany Engineered Composites	55,732	92,160	77,497
Consolidated total	$401,776	$423,718	$389,782
Depreciation and amortization
Machine Clothing	33,917	24,616	19,982
Albany Engineered Composites	54,228	50,764	47,578
Corporate	1,149	1,353	1,489
Consolidated total	$89,294	$76,733	$69,049
Operating income/(loss)
Machine Clothing	183,632	188,429	196,212
Albany Engineered Composites	(11,603)	27,351	19,805
Corporate	(40,670)	(47,886)	(34,995)
Operating income	$131,359	$167,894	$181,022
Reconciling items:
Interest income	(4,064)	(6,566)	(3,835)
Interest expense	16,613	20,167	17,835
Pension settlement expense	—	—	49,128
Other (income)/expense, net	1,721	(6,163)	(14,086)
Income before income taxes	$117,089	$160,456	$131,980
Interest income, Interest expense, Pension settlement expense, Other income/expense, and Income taxes are not allocated to the business segments.
Results for the years ended December 31, 2024 and December 31, 2023 include Heimbach, which was acquired August 31, 2023. Heimbach contributed Net revenues of $141.6 million and $51.2 million in 2024 and 2023, respectively. Heimbach reduced MC's Operating income by $20.0 million and $6.3 million in 2024 and 2023, respectively. Depreciation expense for Heimbach on Property, plant, and equipment, net was $12.4 million and $4.0 million in 2024 and 2023, respectively; and amortization expense on Intangibles, net was $1.0 million and $0.3 million in 2024 and 2023, respectively.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Reportable Segments and Geographic Data — (continued)
The following table presents assets and capital expenditures by reportable segment:

	As of December 31,
(in thousands)	2024	2023	2022
Segment assets
Machine Clothing	$600,603	$669,907	$455,390
Albany Engineered Composites	736,306	800,931	717,972
Reconciling items:
Cash	115,283	173,420	291,776
Income taxes prepaid, receivable and deferred	47,944	33,984	23,134
Prepaid and Other assets	148,560	156,772	153,983
Total assets	$1,648,696	$1,835,014	$1,642,255

Capital expenditures and purchased software
Machine Clothing	$21,270	$25,917	$20,901
Albany Engineered Composites	58,121	57,404	74,845
Corporate expenses	1,816	1,108	602
Total capital expenditures and purchased software	$81,207	$84,429	$96,348

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

	Years ended December 31,
(in thousands)	2024	2023	2022
Net revenues
United States	$650,532	$649,500	$586,779
Switzerland	109,751	115,207	119,069
Germany	86,991	32,239	4,461
France	81,141	77,573	76,826
China	67,732	65,135	63,914
Brazil	66,943	69,527	66,175
Mexico	57,928	58,874	58,519
Other countries	109,597	79,854	59,144
Total Net revenues	$1,230,615	$1,147,909	$1,034,887

Property, plant and equipment, net
United States	$299,370	$303,578	$278,500
China	52,063	57,070	33,432
Germany	46,033	52,934	9,562
Mexico	38,762	46,759	42,320
France	30,935	31,069	31,382
United Kingdom	16,651	18,306	9,699
Canada	14,313	15,318	14,264
Spain	12,154	14,804	—
Other countries	53,150	62,151	26,499
Total Property, plant and equipment, net	$563,431	$601,989	$445,658

4. Pension, Postretirement, and Other Benefit Plans
Voluntary Savings Plan
The Company maintains a voluntary savings plan covering all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50% and 100% of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $7.8 million in 2024, $7.3 million in 2023, and $6.6 million in 2022.
The plan allows for discretionary matching contributions. The Company uses such discretion to provide profit sharing contributions to plan participants. Such contributions are based on Company performance and vary from year to year and contributions are generally made in the first quarter following the Company’s fiscal year-end. The Company’s profit-sharing plan covers all employees in the United States. After the close of each year, the Board of Directors reviews and approves the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $2.4 million in 2024, $4.9 million in 2023, and $4.6 million in 2022.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
Pension and Postretirement Plans
The Company has defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees. The eligibility, benefit formulas, and contribution requirements for plans vary by location.
As of December 31, 2024, U.S. benefit obligations exist through the U.S. Supplemental Executive Retirement Plan (“SERP”), a frozen unfunded pension plan, and the U.S. postretirement welfare plan ("PRW"), which provides various medical, dental, and life insurance benefits. The U.S. Pension Plus Plan, a qualified defined benefit pension plan was terminated in 2021 and settled during 2022, leading to charges totaling $49.1 million.
Outside the U.S., the Company sponsors defined benefit pension plans covering certain employees and certain postretirement life insurance benefits to retired employees in Canada.
Accounting guidance requires the recognition of the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan data for U.S. and non-U.S. plans has been combined for both 2024 and 2023, except where indicated below.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The following table sets forth the plan benefit obligations:

	As of December 31, 2024		As of December 31, 2023
(in thousands, except percentages)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$158,323	$28,684	$83,730	$35,658
Service cost	1,812	46	1,478	60
Interest cost	6,114	1,416	5,151	1,874
Plan participants' contributions	530	—	281	—
Actuarial (gain)/loss	(3,868)	(709)	6,317	(6,131)
Benefits paid	(9,423)	(2,651)	(6,388)	(2,795)
Acquisitions	—	—	64,947	—
Settlements and curtailments	(7,805)	—	—	—
Plan amendments and other	—	—	(1,985)	—
Foreign currency changes	(8,572)	(71)	4,792	18
Benefit obligation, end of year	$137,111	$26,715	$158,323	$28,684
Accumulated benefit obligation	$132,198	$—	$151,001	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	5.44%	5.61%	5.15%	5.21%
Discount rate — non-U.S. plans	4.32%	4.70%	4.05%	4.70%
Cash balance interest crediting rate - Switzerland pension plan	1.15%	—	1.30%	—
Compensation increase — U.S. plan	N/A	N/A	N/A	N/A
Compensation increase — non-U.S. plans	2.68%	2.75%	2.89%	2.75%
During 2024, pension benefit obligations decreased by $21.2 million, related to several factors including benefit payments made to participants of the plan, which resulted in a decrease of $9.4 million, and foreign currency changes, which resulted in a decrease of $8.6 million, as well as several other offsetting items. Other postretirement benefit obligations decreased by $2.0 million in 2024, primarily driven by payments made by the Company to participants of the plan.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The following sets forth information about plan assets:

	As of December 31, 2024		As of December 31, 2023
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$112,688	$—	$74,929	$—
Actual return on plan assets, net of expenses	(408)	—	6,285	—
Employer contributions	8,744	2,651	3,629	2,795
Plan participants' contributions	530	—	281	—
Benefits paid	(9,423)	(2,651)	(6,388)	(2,795)
Acquisitions	—	—	30,941	—
Settlements	(3,811)	—	—	—
Other	—	—	(832)	—
Foreign currency changes	(5,183)	—	3,843	—
Fair value of plan assets, end of year	$103,137	$—	$112,688	$—
The funded status of the plans was as follows:

	As of December 31, 2024		As of December 31, 2023
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$103,137	$—	$112,688	$—
Benefit obligation	137,111	26,715	158,323	28,684
Funded status	$(33,974)	$(26,715)	$(45,635)	$(28,684)
Accrued benefit cost, end of year	$(33,974)	$(26,715)	$(45,635)	$(28,684)
Amounts recognized in the consolidated balance sheets consist of the following:
Noncurrent asset	$16,982	$—	$19,296	$—
Current liability	(4,915)	(2,772)	(5,500)	(2,808)
Noncurrent liability	(46,041)	(23,943)	(59,431)	(25,876)
Net amount recognized	$(33,974)	$(26,715)	$(45,635)	$(28,684)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$19,529	$1,345	$22,512	$1,991
Prior service cost/(credit)	(96)	(360)	(132)	(484)
Net amount recognized	$19,433	$985	$22,380	$1,507
The composition of the net pension plan funded status as of December 31, 2024 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$—	$16,982	$16,982
Pension plans without pension assets	(3,284)	(47,672)	(50,956)
Total	$(3,284)	$(30,690)	$(33,974)
The underfunded balance in the U.S. relates to the Supplemental Executive Retirement Plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The composition of the net periodic benefit plan cost for the years ended December 31, 2024, 2023, and 2022, was as follows:

	Pension plans			Other postretirement benefits
(in thousands, except percentages)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$1,812	$1,478	$1,371	$46	$60	$114
Interest cost	6,114	5,151	4,917	1,416	1,874	1,221
Expected return on assets	(5,430)	(4,347)	(5,979)	—	—	—
Amortization of prior service cost/(credit)	(26)	(32)	(8)	(124)	(4,090)	(4,488)
Amortization of net actuarial loss	647	555	1,377	(34)	828	1,883
Settlement	(33)	—	49,128	—	—	—
Curtailment (gain)/loss	(37)	—	—	—	—	—
Net periodic benefit cost	$3,047	$2,805	$50,806	$1,304	$(1,328)	$(1,270)

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	5.15%	5.49%	2.63%	5.21%	5.55%	2.83%
Discount rate — non-U.S. plans	4.05%	5.15%	2.41%	4.70%	5.20%	3.05%
Cash balance interest crediting rate - Switzerland pension plan	1.30%	2.15%	0.25%	—	—	—
Expected return on plan assets — U.S. plan	N/A	N/A	3.07%	N/A	N/A	N/A
Expected return on plan assets — non-U.S. plans	4.98%	5.21%	3.31%	N/A	N/A	N/A
Rate of compensation increase — U.S. plan	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase — non-U.S. plans	2.89%	3.08%	2.70%	2.75%	2.75%	2.75%
Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2024, 2023, and 2022, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2024	2023	2022	2024	2023	2022
Settlements/curtailments	$70	$—	$(49,128)	$—	$—	$—
Asset/liability loss/(gain)	(2,023)	4,365	16,828	(709)	(6,131)	(6,658)
Amortization of actuarial (loss)	(646)	(554)	(1,377)	34	(828)	(1,883)
Amortization of prior service cost/(credit)	26	32	8	124	4,090	3,884
Currency impact	(748)	757	(944)	28	(8)	15
Cost/(benefit) in Other comprehensive income	$(3,321)	$4,600	$(34,613)	$(523)	$(2,877)	$(4,642)

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
Fair-Value Measurements
The following tables present plan assets as of December 31, 2024, and 2023, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements. Certain investments that are measured at fair value using net asset value ("NAV") as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2024 and 2023, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2024
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$4,241	$—	$4,241
Debt securities	—	49,940	—	49,940
Insurance contracts	—	—	3,528	3,528
Real Estate	—	—	3,244	3,244
Hedge Funds	—	—	836	836
Cash and short-term investments	5,323	—	—	5,323
Total investments in the fair value hierarchy	$5,323	$54,181	$7,608	67,112
Investments at net asset value:
Common Stocks and equity funds				13,124
Fixed income funds				22,901
Limited partnerships				—
Total plan assets				$103,137

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2023
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$4,159	$—	$4,159
Debt securities	—	56,838	—	56,838
Insurance contracts	—	—	3,478	3,478
Real Estate	—	—	3,451	3,451
Hedge Funds	—	—	668	668
Cash and short-term investments	5,740	—	—	5,740
Total investments in the fair value hierarchy	$5,740	$60,997	$7,597	74,334
Investments at net asset value:
Common Stocks and equity funds				12,608
Fixed income funds				25,746
Limited partnerships				—
Total plan assets				$112,688
The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2024 and 2023:

(in thousands)	December 31, 2023	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2024
Insurance contracts -
total level 3 assets	$7,597	$—	$58	$(47)	$—	$7,608

(in thousands)	December 31, 2022	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2023
Insurance contracts -
total level 3 assets	$2,418	$—	$18	$5,161	$—	$7,597
None of the Company's U.S. pension plans held assets during 2024 or 2023. The asset allocation for the Company’s non-U.S. pension plans for 2024 and 2023, and the target allocation, by asset category, are as follows:

	Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2024	2023
Equity securities	15%	15%	13%
Debt securities	70%	70%	73%
Real estate	3%	3%	3%
Other(1)	12%	12%	11%
	100%	100%	100%
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
At the end of 2024 and 2023, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2024	2023
Projected benefit obligation	$55,067	$81,972
Fair value of plan assets	4,111	17,041

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2024	2023
Accumulated benefit obligation	$52,493	$77,688
Fair value of plan assets	3,509	17,041
Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$5,707	$2,772
Expected benefit payments
2025	10,249	2,772
2026	10,244	2,672
2027	9,732	2,573
2028	9,963	2,474
2029	9,855	2,375
2030 to 2034 (expected, combined)	49,316	10,418

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring

At MC, restructuring actions were taken throughout 2024 in order to cease operations at several facilities, including at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK, and at the Company's Heimbach paper machine clothing facility in Olten, Switzerland. These actions drove $11.2 million of restructuring charges during 2024, of which $9.5 million in Restructuring expenses, net was due to workforce reductions, fixed asset impairments, and related costs and $1.7 million in Costs of goods sold was due to the write-off of inventory. We expect to incur additional restructuring expenses related to these actions into 2025.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in Restructuring expenses of $3.6 million in 2024.
Restructuring expenses incurred at MC and AEC during 2023 and 2022 were not significant.
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net” and "Cost of goods sold":

Year ended December 31, 2024 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$11,165	$8,298	$2,867
Albany Engineered Composites	3,649	3,649	—
Corporate	329	329	—
Total restructuring expense	$15,143	$12,276	$2,867

Year ended December 31, 2023 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$282	$282	$—
Albany Engineered Composites	—	—	—
Corporate	—	—	—
Total restructuring expense	$282	$282	$—

Year ended December 31, 2022 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets
Machine Clothing	$92	$92	$—
Albany Engineered Composites	—	—	—
Corporate	14	14	—
Total restructuring expense	$106	$106	$—

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring — (continued)
The table below presents the changes in restructuring liabilities for 2024 and 2023:

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2024
Total termination and other costs	$—	$12,276	$(7,378)	$98	$4,996
As of December 31, 2024, we expect that the total $5.0 million of Accrued liabilities for restructuring will be paid within one year.

	December 31, 2022	Restructuring charges accrued	Payments	Currency translation/other	December 31, 2023
Total termination and other costs	$—	$282	$(285)	$3	$—

6. Other (Income)/Expense, net
The components of Other expense/(income), net, are:

	Years ended December 31,
(in thousands)	2024	2023	2022
Currency transactions	$(3,900)	$(2,916)	$(9,996)
Sale of IP addresses	—	—	(3,420)
Derivative instruments losses/(gains)	3,459	(351)	(509)
Bank fees and amortization of debt issuance costs	232	180	313
Components of net periodic pension and postretirement cost other than service	2,493	(61)	(1,077)
Other	(563)	(3,015)	603
Total other (income)/expense, net	$1,721	$(6,163)	$(14,086)
Other (income)/expense, net included foreign currency related transactions that resulted in gains of $3.9 million during 2024 and gains of $2.9 million during 2023. In addition, changes in the fair value of derivative instruments included losses of $3.5 million during 2024 and gains of $0.4 million in 2023, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Net periodic pension and postretirement costs, other than service costs, was $2.5 million during 2024 and was a benefit of $0.1 million during 2023. Other (income)/expense, net, also included 2024 bank fees, amortization of debt issuance costs, and rental income. During 2022, the Company recorded a gain of $3.4 million on the sale of IP addresses that the Company had no future critical need to retain. There were no similar gains of this nature during 2023 or 2024.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

7. Income Taxes
Provision for income taxes consisted of the following:

	Years ended December 31,
(in thousands)	2024	2023	2022
Income before income taxes:
U.S.	$26,660	$68,872	$20,422
Non-U.S.	90,429	91,584	111,558
	$117,089	$160,456	$131,980
Income tax expense/(benefit)
Current:
Federal	$2,682	$17,005	$9,781
State	4,724	2,030	5,126
Non-U.S.	34,053	34,110	28,605
	$41,459	$53,145	$43,512
Deferred:
Federal	$1,699	$(1,700)	$(9,592)
State	(804)	863	(1,866)
Non-U.S.	(13,320)	(3,462)	3,418
	$(12,425)	$(4,299)	$(8,040)
Total income tax expense	$29,034	$48,846	$35,472
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.3	1.9	2.5
Non-U.S. local income taxes	2.3	1.4	3.8
U.S. permanent adjustments	0.6	0.8	1.4
Foreign permanent adjustments	1.0	0.7	(2.1)
Foreign rate differential	2.1	2.0	3.1
Net U.S. tax on non-U.S. earnings and foreign withholdings	2.8	5.1	3.5
Provision for/(resolution) of tax audits and contingencies, net	(1.3)	0.3	0.3
U.S. Pension Settlement - Release of Residual Tax Effect	—	—	(4.0)
Change in valuation allowances	4.4	(1.2)	(0.6)
Impact of Mexico net operating loss inflation revaluation	(2.2)	—	—
Establishment of deferred tax asset for Non-U.S. reserves	(4.3)	—	—
Impact of amended tax returns	(0.8)	—	(0.1)
Return to provision	(2.2)	(1.2)	(1.1)
Other adjustments	(0.9)	(0.4)	(0.8)
Effective income tax rate	24.8%	30.4%	26.9%

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

In 2024, the Company recorded a net tax benefit of $5.0 million for the establishment of a deferred tax asset for reserves in a foreign jurisdiction in accordance with newly adopted local law. The Company does not believe it will be able to realize the benefit of these deferred tax assets, as such an offsetting valuation allowance was recorded. This valuation allowance is included in the change in valuation allowances line above.
In 2024, the Company also recorded new valuation allowances totaling $6.7 million and released a valuation allowance of $6.3 million in a non-U.S. jurisdiction due to positive evidence indicating that a full valuation allowance was no longer required. The remaining increase in valuation allowance is due to increases in deferred tax assets in entities that already had established valuation allowances.
In 2022, the Company recorded a net tax benefit of $5.2 million for the release of the residual tax effects that were stranded within other comprehensive income related to the U.S. pension settlement. The residual tax effects were created as a result of the remeasurement of deferred tax assets and liabilities originally established in other comprehensive income in accordance with the Tax Cuts and Jobs Act lowering the U.S. corporate tax rate from 35% to 21% as of December 31, 2017. No similar charges were incurred during 2023 or 2024.
The Company has operations which constitute a taxable presence in 22 countries outside of the United States. The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (34% tax rate), China (25% tax rate), and Mexico (30% tax rate). The foreign rate differential of these jurisdictions was partially offset by Switzerland (15% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.
Cash payments for taxes amounted to $47.3 million in 2024, $54.5 million in 2023, and $50.0 million in 2022.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

For the year ended December 31	U.S.		Non-U.S.
(in thousands)	2024	2023	2024	2023
Deferred tax assets:
Accounts receivable, net	$502	$528	$1,138	$1,489
Inventories	2,473	1,608	1,636	1,429
Incentive compensation	1,453	5,843	750	1,162
Property, plant, equipment and intangibles, net	—	—	—	—
Pension, post retirement benefits - non-current	6,440	6,939	2,202	4,899
Tax loss carryforwards	49	110	32,963	29,811
Tax credit carryforwards	3,602	3,167	29	19
Leases	12,192	8,685	2,205	2,463
Reserves	2,639	877	7,150	1,299
Deferred revenue	—	244	—	—
Other	373	—	909	—
Deferred tax assets before valuation allowance	29,723	28,001	48,982	42,571
Less: valuation allowance	(1,826)	(118)	(13,670)	(9,730)
Total deferred tax assets	$27,897	$27,883	$35,312	$32,841
Deferred tax liabilities:
Unrepatriated foreign earnings	$4,961	$4,270	$—	$—
Property, plant, equipment and intangibles, net	4,626	8,433	14,483	19,000
Basis difference in partner capital	1,420	1,719	—	—
Basis difference in investment	5,081	4,192	—	—
Derivatives	38	3,009	125	109
Leases	11,433	8,091	2,053	2,331
Deferred revenue	380	—	4,663	9,843
Other	—	117	—	249
Total deferred tax liabilities	27,939	29,831	21,324	31,532
Net deferred tax (liability)/asset	$(42)	$(1,948)	$13,988	$1,309
Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

As of December 31, 2024, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

(in thousands)	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
Jurisdiction
U.S. Federal	2025 - 2034	$—	$2,797
U.S. State	2033 - 2048	940	357
U.S. State	Indefinite	—	448
Non-U.S.	2025 - 2040	6,192	—
Non-U.S.	Indefinite	133,174	—
Balance at end of year		$140,306	$3,602
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $163.0 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $4.5 million and U.S. income taxes of $0.7 million which have already been recorded.
The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $132.9 million, and are intended to remain indefinitely invested in foreign operations.
No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2024. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical due to the complexities of the hypothetical calculation.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits. If recognized, the $3.1 million would impact the effective tax rate as of December 31, 2024 as follows:

(in thousands)	2024	2023	2022
Unrecognized tax benefits balance at January 1,	$2,741	$792	$1,459
Increase in gross amounts of tax positions related to prior years	1,102	2,373	399
Decrease in gross amounts of tax positions related to prior years	(224)	—	(929)
Increase in gross amounts of tax positions related to current years	—	196	37
Decrease due to settlements with tax authorities	(460)	—	—
Increase (decrease) due to lapse in statute of limitations	116	(656)	—
Currency translation	(133)	36	(174)
Unrecognized tax benefits balance at December 31,	$3,142	$2,741	$792
Of the $3.1 million total unrecognized tax benefits balance as of December 31, 2024, $1.0 million is related to unrecognized tax benefits acquired in the Heimbach acquisition.
The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized $0.4 million, $0.5 million and $0.1 million interest and penalties related to the unrecognized tax benefits noted above, for the years 2024, 2023 and 2022, respectively. It is reasonably possible that within the next 12 months, unrecognized tax benefits related to international tax matters may decrease by up to $2.4 million based on current estimates.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Years ended December 31,
(in thousands, except market price and earnings per share)	2024	2023	2022
Net income attributable to the Company	$87,623	$111,120	$95,762
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	31,231	31,171	31,339
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	107	105	116
Weighted average number of shares used in calculating diluted net income per share	31,338	31,276	31,455
Net income per share:
Basic	$2.81	$3.56	$3.06
Diluted	$2.80	$3.55	$3.04
Shares outstanding, net of treasury shares, were 31.1 million as of December 31, 2024, 31.2 million as of December 31, 2023, and 31.1 million as of December 31, 2022.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI from January 1, 2022 to December 31, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2022	$(105,880)	$(38,490)	$(1,614)	$(145,984)
Other comprehensive income/(loss) before reclassifications	(40,971)	—	18,971	(22,000)
Pension/postretirement settlements and curtailments, net of tax	—	26,198	—	26,198
Pension/postretirement plan remeasurement, net of tax	—	(2,663)	—	(2,663)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	350	350
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	(828)	—	(828)
Net current period other comprehensive income	(40,971)	22,707	19,321	1,057
December 31, 2022	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications	21,950	(3,357)	2,623	21,216
Pension settlement expense, net of tax	—	—	—	—
Pension/postretirement plan remeasurement, net of tax	—	3,629	—	3,629
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(11,251)	(11,251)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	(1,835)	—	(1,835)
Net current period other comprehensive income	21,950	(1,563)	(8,628)	11,759
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Other comprehensive income/(loss) before reclassifications	(56,654)	103	943	(55,608)
Pension/postretirement plan remeasurement, net of tax	—	2,605	—	2,605
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(10,128)	(10,128)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	310	—	310
Net current period other comprehensive income	(56,654)	3,018	(9,185)	(62,821)
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI) — (continued)
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2024, 2023, and 2022.

(in thousands)	2024	2023	2022
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
(Income)/Expense related to interest rate swaps included in Income before taxes(a)	$(13,547)	$(15,062)	$468
Income tax effect	3,419	3,811	(118)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(10,128)	$(11,251)	$350
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension/postretirement settlements and curtailments	$—	$—	$42,657
Amortization of prior service credit	(150)	(4,122)	(4,497)
Amortization of net actuarial loss	613	1,383	3,260
Total pretax amount reclassified(b)	463	(2,739)	41,420
Income tax effect	(153)	904	(16,051)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$310	$(1,835)	$25,369
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

10. Noncontrolling Interest
Effective October 31, 2013, SAFRAN S.A. ("SAFRAN") acquired a 10% equity interest in a new Albany subsidiary, Albany Safran Composites, LLC ("ASC"). Under the terms of the transaction agreements, ASC will be the exclusive supplier to SAFRAN of advanced 3D-woven composite parts in accordance with agreed upon scope parameters defined between both companies, for use in aircraft and rocket engines, thrust reversers and nacelles, and aircraft landing and braking systems (the “SAFRAN Applications”). AEC may develop and supply parts other than advanced 3D-woven composite parts for all aerospace applications, as well as advanced 3D-woven composite parts for any aerospace applications that are not SAFRAN Applications (such as airframe applications) and any non-aerospace applications.
The agreement provides SAFRAN an option to purchase Albany’s remaining 90% interest upon the occurrence of certain bankruptcy or performance default events, or if Albany’s Engineered Composites business is sold to a direct competitor of SAFRAN. The purchase price is based initially on the same valuation of ASC used to determine SAFRAN’s 10% equity interest, and increases over time as LEAP production increases.
In accordance with the operating agreement, Albany received a $28 million preferred holding in ASC which includes a preferred return based on the Company’s revolving credit agreement. The common shares of ASC are owned 90% by Albany and 10% by SAFRAN.
The Company also owns 85% of Arcari, SRL ("Arcari"), a manufacturer of textile and plastic industrial technical products and conveyor belts, which is a subsidiary of Heimbach GmbH, the paper machine clothing manufacturer

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
10. Noncontrolling Interest — (continued)
acquired by the Company on August 31, 2023 and reported within the MC segment. As of December 31, 2024, the net income/(loss) attributable to Arcari's noncontrolling interest was less than $0.1 million and the noncontrolling interest balance was $0.4 million.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest:
(in thousands, except percentages)	2024	2023
Net income/(loss) of Albany Safran Composites (ASC)	$4,759	$6,036
Less: Return attributable to the Company's preferred holding	1,329	1,300
Net income/(loss) of ASC available for common ownership	$3,430	$4,736
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$343	$474

Noncontrolling interest, beginning of year	$5,423	$4,494
Net income/(loss) attributable to noncontrolling interest	343	474
Changes in other comprehensive income attributable to noncontrolling interest	(783)	455
ASC noncontrolling interest, end of year	$4,983	$5,423

Arcari Noncontrolling Interest:
(in thousands, except percentages)	2024	2023
Noncontrolling interest, beginning of year	$529	$—
Initial equity related to Noncontrolling interest in Arcari	—	509
Net income attributable to noncontrolling interest	89	16
Dividends to noncontrolling interests	(166)	—
Changes in other comprehensive income attributable to noncontrolling interest	(26)	4
Arcari noncontrolling interest, end of year	$426	$529

Total noncontrolling interest, end of year	$5,409	$5,952

11. Accounts Receivable
As of December 31, 2024 and 2023, Accounts receivable consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Trade and other accounts receivable	$231,136	$272,351
Bank promissory notes	19,637	20,690
Allowance for expected credit losses	(4,085)	(5,260)
Accounts receivable, net	$246,688	$287,781
The Company had Noncurrent receivables in the AEC segment that represented revenue earned, which had extended payment terms. In 2023, the payment terms were amended and the Noncurrent receivables are now included in Trade and other accounts receivable. As of December 31, 2024 and December 31, 2023, Noncurrent receivables were as follows:

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
11. Accounts Receivable— (continued)

(in thousands)	December 31, 2024	December 31, 2023
Noncurrent receivables	$—	$4,414
Allowance for expected credit losses	—	(22)
Noncurrent receivables, net	$—	$4,392
Allowances for expected credit losses are recorded at the same time the financial asset is recorded. The Company monitors financial assets for credit impairment events to assess whether there has been a significant increase in credit risk since initial recognition, and considers both quantitative and qualitative information. The risk of loss due to credit default increases when one or more events occur that can have a detrimental impact on estimated future cash flows of that financial asset. Evidence that a financial asset is subject to greater credit risk includes observable data about significant financial difficulty of the customer, a breach of contract, such as a default or past due event, or it becomes probable that the customer will enter bankruptcy or other financial reorganization, among other factors. It may not be possible to identify a single discrete event, but rather, the combined effect of several events that may cause an increase in risk of loss.
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
The following tables present the (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2023	(Charge)/ benefit	Currency translation	Other	December 31, 2024
Specific customer reserves	$(2,484)	$(541)	$128	$(37)	$(2,934)
Incremental expected credit losses	(2,776)	157	76	1,392	(1,151)
Accounts receivable expected credit losses	$(5,260)	$(384)	$204	$1,355	$(4,085)

(in thousands)	December 31, 2022	(Charge)/ benefit	Currency translation	Other	December 31, 2023
Specific customer reserves	$(2,076)	$(424)	$(74)	$90	$(2,484)
Incremental expected credit losses	(1,021)	(187)	(40)	(1,528)	(2,776)
Accounts receivable expected credit losses	$(3,097)	$(611)	$(114)	$(1,438)	$(5,260)
The following tables present the (increases)/decreases in the allowance for credit losses for Noncurrent receivables:

(in thousands)	December 31, 2023	(Charge)/ benefit	Currency translation	Other	December 31, 2024
Noncurrent receivables expected credit losses	$(22)	$22	$—	$—	$—

(in thousands)	December 31, 2022	(Charge)/ benefit	Currency translation	Other	December 31, 2023
Noncurrent receivables expected credit losses	$(140)	$123	$(5)	$—	$(22)

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

12. Contract Assets and Liabilities
Contract assets and Contract liabilities (included in Accrued liabilities) are reported in the Consolidated Balance Sheets in a net position, on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities are summarized as follows:

(in thousands)	December 31, 2024	December 31, 2023
Contract assets	$167,397	$183,189
Allowance for expected credit losses	(840)	(908)
Contract assets, net	$166,557	$182,281

Contract liabilities	$6,085	$7,127
Contract assets decreased $15.7 million during the year ended December 31, 2024. The decrease was primarily due to a decrease in unbilled revenue related to the satisfaction of performance obligations on larger programs in excess of the amounts billed, notably for the Sikorsky CH-53K and the F-35 programs. Other than the allowance for expected credit losses, there were no other provisions for losses related to our Contract assets during the years ended December 31, 2024 and 2023.
The following tables present the (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2023	(Charge)/ benefit	Currency translation	Other	December 31, 2024
Contract assets expected credit losses	$(908)	$52	$16	$—	$(840)

(in thousands)	December 31, 2022	(Charge)/ benefit	Currency translation	Other	December 31, 2023
Contract assets expected credit losses	$(748)	$(152)	$(8)	$—	$(908)
Contract liabilities decreased $1.0 million during the year ended December 31, 2024, primarily due to revenue recognition from satisfied performance obligations exceeding the amounts invoiced to customers for contracts that were in a contract liability position. Revenue recognized for the years ended December 31, 2024 and 2023 that was included in the Contract liability balance at the beginning of the year was $4.3 million and $15.2 million, respectively.
13. Inventories
As of December 31, 2024 and 2023, inventories consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$76,559	$79,611
Work in process	54,917	67,743
Finished goods	14,369	22,213
Total inventories	$145,845	$169,567

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
14. Property, Plant and Equipment, net
The table below sets forth the components of property, plant and equipment as of December 31, 2024 and 2023:

(in thousands)	2024	2023	Estimated useful life
Land and land improvements	$28,161	$29,654	25 years for improvements
Buildings	306,273	302,086	15 to 40 years
Machinery and equipment	1,188,661	1,207,504	5 to 15 years
Furniture and fixtures	11,457	11,409	5 years
Computer and other equipment	25,024	24,120	3 to 10 years
Software	69,932	69,191	5 to 8 years
Capital expenditures in progress	75,262	90,759
Property, plant and equipment, gross	1,704,770	1,734,723
Accumulated depreciation and amortization	(1,141,339)	(1,132,734)
Property, plant and equipment, net	$563,431	$601,989
Depreciation expense was $82.5 million in 2024, $70.4 million in 2023, and $62.5 million in 2022. Software amortization is recorded in Selling, general, and administrative expense and was $1.9 million in 2024, $1.9 million in 2023, and $1.7 million in 2022.
Capital expenditures, including purchased software, were $81.2 million in 2024, $84.4 million in 2023, and $96.3 million in 2022. Unamortized software cost was $5.4 million, $6.6 million, and $5.9 million in each of the years ended December 31, 2024, 2023, and 2022, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $25.4 million in 2024, $22.4 million in 2023, and $20.7 million in 2022.
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
In the second quarter of 2024, management applied the quantitative assessment approach in performing its annual evaluation of goodwill and indefinite-lived trademark intangibles for the Company's Machine Clothing reporting unit and Engineered Composites reporting unit. As part of the quantitative assessment, management used the income and market approach to determine fair value by considering projected cash flows and market multiples for each reporting unit. Management performed the quantitative assessments and concluded that each reporting unit’s fair value continued to significantly exceed its carrying value. Accordingly, no impairment charges were recorded.
In the third and fourth quarters of 2024, the Company revised its estimates and assumptions used in certain program estimates at completion of its AEC reporting unit. As a result of the changes in estimates, we performed a qualitative assessment of the AEC reporting unit's goodwill for impairment and concluded that goodwill was not impaired. The excess of the fair value of the AEC reporting unit over its carrying value reduced by approximately 20% from previous quarters; and fair value continues to exceed the carrying value by more than 25%.
In the fourth quarter of 2024, the Company wrote-off the remaining Finite-lived intangible assets balance at our Rochdale, UK location due to restructuring actions being taken to cease operations at the manufacturing facility. This decision resulted in a non-cash write-off of intangibles for $0.3 million, which is presented as other changes in the table below for intangible assets and goodwill in 2024.
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach. The preliminary fair values of the identifiable intangible assets obtained totaled $14.9 million and consisted of the Heimbach trade name and developed technology. The fair value of the trade name was $6.0 million and is considered an indefinite-lived asset because of

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
Heimbach's rich brand heritage and customer service to the paper machine clothing industry. The fair value of the developed technology was $8.9 million and includes intellectual property-related technologies as well as know-how developed by Heimbach; and is being amortized over its economic period of benefit, which is 9 years. See Note 24, Business Combination, of the Notes to the Consolidated Financial Statements of our 2023 Annual Report on Form 10-K, for additional information.
We amortize certain patents, trademarks and names, customer contracts, relationships and technology assets that have finite-lives. The changes in intangible assets and goodwill from December 31, 2022 to December 31, 2024, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2023	Other Changes	Amortization	Currency Translation	Balance at December 31, 2024
Finite-lived intangible assets:
AEC Trademarks and trade names	6-15	$22	$—	$(11)	$—	$11
AEC Technology	10-15	3,426	—	(569)	(177)	2,680
AEC Intellectual property	15	911	—	(83)	—	828
AEC Customer relationships	8-15	25,485	—	(3,480)	(113)	21,892
Heimbach Developed technology	9	8,732	(289)	(953)	(486)	7,004
Total Finite-Lived intangible assets, net		$38,576	$(289)	$(5,096)	$(776)	$32,415
Indefinite-lived intangible assets:
Heimbach Trade name		$6,070	$—	$—	$(358)	$5,712
MC Goodwill		66,873	—	—	(2,885)	63,988
AEC Goodwill		113,308	—	—	(1,035)	112,273
Total Indefinite-lived intangible assets		$186,251	$—	$—	$(4,278)	$181,973

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
As of December 31, 2024, the gross carrying amount and accumulated amortization of Finite-lived intangible assets was $86.1 million and $53.7 million, respectively.
Amortization expense related to Finite-lived intangible assets was reported in the Consolidated Statement of Income as follows: $1.1 million in Cost of goods sold and $4.2 million in Selling, general and administrative expenses in 2024; $0.4 million in Cost of goods sold and $4.1 million in Selling, general and administrative expenses in 2023; and $0.8 million in Cost of goods sold and $4.0 million in Selling, general and administrative expenses in 2022.
Estimated amortization expense of intangibles for the years ending December 31, 2025 through 2029, is as follows:

Year	Annual amortization (in thousands)
2025	$5,000
2026	5,000
2027	5,000
2028	4,900
2029	4,900

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
16. Accrued Liabilities
Accrued liabilities as of December 31, 2024 and 2023 consist of the following:

(in thousands)	2024	2023
Salaries, wages and benefits	$57,253	$72,373
Contract liabilities	6,085	7,127
Returns and allowances	9,422	10,232
Dividends	8,431	8,111
Pension and postretirement	8,744	9,356
Operating and finance lease liabilities	7,607	7,335
Other tax	7,329	10,171
Contract loss reserve	10,524	2,721
Freight	3,256	1,979
Professional fees	5,539	3,912
Restructuring	4,996	—
Other	12,718	9,671
Total accrued liabilities	$141,904	$142,988
17. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the acquisition of Heimbach. The following table represents our outstanding debt as of December 31, 2024 and 2023:

(in thousands, except interest rates)	2024	2023
Borrowings under the Amended Credit Agreement(1):
USD borrowings	$225,000	$446,000
EUR borrowings	93,485	—
Foreign bank debt	46	10,885
Total bank debt	318,531	456,885
Less: Current maturities of long-term debt	—	4,218
Long-term debt	$318,531	$452,667
(1) The credit facility matures in August 2028. At the end of the December 31, 2024 and December 31, 2023, the USD interest rate in effect was 5.77% and 3.49%, respectively, including the effect of interest rate swaps; at the end of December 31, 2024, the EURIBOR interest rate was 4.09%, including the effect of interest rate swaps.

There are no principal payments on long-term debt until 2028, at which time the balance of $318.5 million is due. Cash payments of interest amounted to $14.7 million in 2024, $18.7 million in 2023 and $16.0 million in 2022.
Amended Credit Agreement
On August 16, 2023, we entered into a $800 million unsecured committed Five-Year Revolving Credit Facility Agreement, amended on June 28, 2024 (collectively, the “Amended Credit Agreement”), which matures in August of 2028.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
17. Financial Instruments — (continued)
The applicable interest rate for borrowings under the Amended Credit Agreement is based on both Term SOFR and EURIBOR plus a spread, which is based on our leverage ratio (as defined in the Amended Credit Agreement) at the time of a borrowing as follows:

Leverage Ratio	Commitment Fee	ABR Spread	Term Benchmark/ Daily Simple SOFR Spread
<1.00:1.00	0.275%	0.500%	1.500%
≥ 1.00:1.00 and < 2.00:1.00	0.300%	0.625%	1.625%
≥ 2.00:1.00 and < 3.00:1.00	0.325%	0.750%	1.750%
≥ 3.00:1.00	0.350%	1.000%	2.000%
As of December 31, 2024, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR, plus the spread, which was 1.500%.
As of December 31, 2024, there was $318 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $482 million, based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Amended Credit Agreement).
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
As of December 31, 2024, our leverage ratio was 0.88 to 1.00 and our interest coverage ratio was 14.90 to 1.00. As of December 31, 2024, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
In November, 2024, we entered into two interest rate swap agreements: A USD interest rate swap agreement and a EUR interest rate swap agreement. The USD interest rate swap agreement covers the period November 15, 2024 through November 15, 2026. This transaction has the effect of fixing the SOFR portion of the interest rate (before the credit spread) on $125 million of the US indebtedness drawn under the Amended Credit Facility. Under the terms of this transaction, the Company pays a fixed rate of 3.987% and our counterparty pays a floating rate based on the one-month SOFR rate at each monthly calculation date. The EUR interest rate swap agreement covers the period November 14, 2024 through November 15, 2026. This transaction has the effect of fixing the EURIBOR portion of the interest rate (before the credit spread) on EUR 45 million of the EUR indebtedness drawn under the Amended Credit Facility. Under the terms of this transaction, the Company pays a fixed rate of 2.277% and our counterparty pays a floating rate based on the one-month EURIBOR rate at each monthly calculation date.
On June 14, 2021, we entered into interest rate swap agreements for the period October 17, 2022 through October 27, 2024. These transactions had the effect of fixing the LIBOR portion of the effective interest rate (before addition of the spread) on $350 million of indebtedness, drawn under the Prior Agreement at the rate of 0.838% during the period. Under the terms of these transactions, we paid the fixed rate of 0.838% and the counterparties paid a floating rate based on the one-month LIBOR rate at each monthly calculation date. On June 29, 2023, the Company amended each Swap agreement, in accordance with the practical expedients included in Accounting Standards Codification (“ASC”) 848, Reference Rate Reform, to replace the LIBOR Benchmark with a Term SOFR Benchmark. As a result of the amendments, we paid a fixed blended rate of 0.768% (plus a credit spread adjustment as defined in the Swap Agreements) through October 27, 2024 on $350 million of borrowings under the Amended Credit Agreement and the

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
17. Financial Instruments — (continued)
counterparties paid a floating rate based on the one-month term SOFR at each monthly calculation date. These agreements terminated in October, 2024.
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements. No cash collateral was received or pledged in relation to the swap agreements.
Assumed Foreign Bank Debt
With the August 31, 2023 acquisition of Heimbach, the Company assumed bank debt in the amount of $32.7 million. At December 31, 2024, the balance of Heimbach's debt was less than $0.1 million.
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
We had no Level 3 financial assets or liabilities at December 31, 2024, or at December 31, 2023, other than certain pension assets (see Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements).
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2024		December 31, 2023
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value
Assets:
Cash equivalents	$11,273	$—	$27,157	$—
Foreign currency option contracts		—		1,725
Foreign currency forward contracts		—		199
Other Assets:
Common stock of unaffiliated foreign public company (a)	631	—	682	—
Interest rate swaps	—	149	—	12,214
Liabilities:
Other Non-Current Liabilities
Interest rate swaps	—	(218)	—	—
(a)Original cost basis $0.5 million

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. In November, 2024, the Company entered into a USD and EUR interest rate swap agreements (see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements for additional information). As of December 31, 2024, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $13.4 million in 2024, $(15.0) million in 2023 and $0.5 million in 2022.
We operate our business in many regions of the world, and currency rate movements can have a significant effect on operating results. From time to time, we enter into foreign currency option contracts and forward contracts that are valued using quoted prices in active markets obtained from independent pricing sources. These instruments are measured using market foreign exchange prices and are recorded in the Consolidated Balance Sheets as Other assets and Accounts payable, as applicable. Changes in fair value of these instruments are recorded as gains or losses within Other (income)/expense, net.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

(in thousands)	2024	2023	2022
Derivatives not designated as hedging
instruments:
Foreign currency hedging (gains)/losses	$3,459	$(351)	$(509)

19. Other Noncurrent Liabilities
As of December 31, 2024 and 2023, Other noncurrent liabilities consisted of the following:

(in thousands)	2024	2023
Operating leases	$61,062	$50,637
Postretirement benefits other than pensions	23,943	25,876
Pension liabilities	46,041	59,431
Incentive and deferred compensation	1,908	1,957
Other	5,876	1,484
Total other noncurrent liabilities	$138,830	$139,385

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
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
We have entered into operating and finance leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of 2 years to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 2 years.
The components of lease expense were as follows:

	For the years ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Finance lease:
Amortization of right-of-use asset	$—	$—	$416
Interest on lease liabilities	—	—	529
Operating lease:
Fixed lease cost	10,776	9,591	6,036
Variable lease cost	516	108	438
Short-term lease cost	2,170	2,060	1,025
Total lease expense	$13,462	$11,759	$8,444

Supplemental cash flow information related to leases was as follows:

	For the years ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,204	$10,105	$6,612
Operating cash outflows from finance leases	—	—	529
Financing cash outflows from finance leases	—	—	654
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,698	$9,114	$38,559
The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Operating leases
Right of use assets included in Other assets	$61,671	$50,825
Lease liabilities included in
Accrued liabilities	$7,607	$7,335
Other noncurrent liabilities	61,062	50,637
Total operating lease liabilities	$68,669	$57,972
Additional information for leases existing at December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	13 years	10 years
Weighted average discount rate
Operating leases	5.8%	5.4%
Maturities of lease liabilities as of December 31, 2024 were as follows:

(in thousands)	Operating leases
Year ending December 31,
2025	$11,351
2026	9,893
2027	8,414
2028	5,847
2029	5,354
Thereafter	57,958
Total lease payments	98,817
Less imputed interest	(30,148)
Total	$68,669

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
We were defending 3,646 claims as of December 31, 2024.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2022	3,609	43	32	3,598	$125
2023	3,598	19	27	3,606	74
2024	3,606	10	50	3,646	13
We anticipate that additional claims will be filed against the Company and related companies in the future, but are unable to predict the number and timing of such future claims. Due to the fact that information sufficient to meaningfully estimate a range of possible loss of a particular claim is typically not available until late in the discovery process, we do not believe a meaningful estimate can be made regarding the range of possible loss with respect to pending or future claims and therefore we are unable to estimate a range of reasonably possible loss in excess of amounts already accrued for pending or future claims.
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2024 we had resolved, by means of settlement or dismissal, 38,051 claims. The total cost of resolving all claims was $10.7 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Stock-Based Compensation — (continued)

Annual Performance Period Awards
Annual cash-based incentives were granted to executives as annual performance period ("APP") awards. Cash payments of $3.1 million in 2024, $3.9 million in 2023 and $4.5 million in 2022 were made as a result of the performance in the preceding year. In addition, due to the vesting of certain compensation costs for executives that departed from the Company, additional cash payments were made of $0.6 million in 2024 and $0.9 million in 2023.
Multi-Year Performance Plan Awards
Long-term performance incentives were granted to executives as multi-year performance plan ("MPP") awards in each of 2022, 2023 and 2024. Each of these awards vests three years after the grant date, and the extent of payout is dependent upon the achievement of certain performance metrics during the three-year performance period, as defined by the Compensation Committee of the Board of Directors. Settlement of the awards are scheduled to occur no later than 90 days after the end of the performance period. If a participant terminates employment prior to the award becoming fully vested, the participant forfeits a portion of the MPP award. The grant date share price is determined when the awards are approved by the Compensation Committee of the Board of Directors each year and that price is used to measure the cost for the share-based portion of an award. MPP awards are generally settled in shares. Expense associated with these awards is recognized over the vesting period. In connection with these awards, we recognized expense of $1.6 million in 2024, $5.1 million in 2023 and $3.9 million in 2022. The net impact to earnings for the respective years was $1.4 million, $4.3 million, and $2.7 million. Based on current estimates of achievement of certain performance metrics, we anticipate recognizing $0.9 million of expense in 2025 and $0.4 million of expense in 2026.
Restricted Stock Unit Awards
Long-term restricted stock unit awards (“RSU”) were granted to executives and vest annually and settle in shares no later than 90 days after the vesting period ends. The grant date share price is the date when the award is approved by the Compensation Committee of the Board of Directors and is used to measure the cost of the award. We recognized $2.6 million of expense in 2024 associated with these RSU’s, for which the net impact to earnings was $2.3 million. Expense recognized for RSU’s was $4.2 million in 2023, which included $1.7 million as a result of executives that departed during the year, and $1.5 million in 2022. The net impact to earnings during these respective years was $3.5 million and $1.0 million. Based on RSU’s outstanding at December 31, 2024, we expect to record approximately $1.4 million of expense in 2025 and $0.9 million of expense in 2026.
Special Retention Incentives
During 2024 and 2023, RSU awards with performance conditions were issued as special retention incentives to certain executives. The expenses for these awards were $2.2 million in 2024 and $0.9 million in 2023, for which the net impact to earnings was $1.9 million in 2024 and $0.8 million in 2023. Based on awards outstanding at December 31, 2024, we expect to record approximately $1.2 million of expense in 2025.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Stock-Based Compensation — (continued)

As of December 31, 2024, there were 1,524,080 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

(in thousands, except number of shares and weighted average grant date value per share)	Number of shares	Weighted average grant date value per share	Year-end intrinsic value
Shares potentially payable at January 1, 2022	107,630	$75.99	$8,179
Forfeitures	—
Payments	(35,897)	$84.27
Shares accrued based on 2022 performance	64,208	$86.00
Shares potentially payable at December 31, 2022	135,941	$79.11	$10,754
Forfeitures	(9,035)	$92.02
Payments	(112,279)	$86.35
Shares accrued based on 2023 performance	124,181	$92.52
Shares potentially payable at December 31, 2023	138,808	$84.41	$11,717
Forfeitures	(14,689)	$87.61
Payments	(77,782)	$89.44
Shares accrued based on 2024 performance	81,468	$91.80
Shares potentially payable at December 31, 2024	127,805	$85.69	$10,952
Performance Phantom Stock
Long-term cash retention incentives with a performance component were granted to members of management as Phantom Stock Plan ("PSP") awards. Awards under this plan vest over a 3 to 5 year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $5.4 million in 2024, $7.8 million in 2023, and $8.6 million in 2022. The net impact to earnings for the respective years was $3.7 million, $5.5 million, and $6.0 million. Based on awards outstanding at December 31, 2024, we expect to record approximately $6.9 million of compensation cost from 2025 to 2027. The weighted average period for recognition of that cost is approximately 1.5 years.
Non-employee Director stock compensation
The Company’s independent Directors are paid an annual retainer, of which a certain amount is required to be paid in shares. The total number of shares paid to each independent Director is determined by the share closing price on the day of the Annual Meeting at which the election of Directors occurs. This resulted in compensation expense of $1.2 million in 2024, $1.1 million in 2023, and $1.1 million in 2022 in the form of shares.
23. Shareholders’ Equity
We currently have one class of Common Stock, Class A Common Stock, with a par value of $0.001. Each share is entitled to one vote on all matters submitted to shareholders, and will receive dividends as approved by the Board of Directors.
The Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

opportunities and capital structure. As of December 31, 2024, the Company has repurchased in total 1,490,904 shares for a total cost of $124.0 million. Of this, 182,901 shares were repurchased in 2024 for $14.5 million, 1,022,717 shares were purchased in 2022 for $85.1 million, and 285,286 shares were purchased in 2021 for $24.4 million. We are currently authorized to repurchase shares up to $76.0 million.
Activity in Shareholders’ equity for 2022, 2023, and 2024 is presented below:

(in thousands)	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2022	40,760	$41	$436,996	$863,057	$(145,984)	8,665	$(280,143)	$3,638	$877,605
Net income	—	—	—	95,762	—	—	—	746	96,508
Compensation and benefits paid or payable in shares	24	—	3,727	—	—	—	—	—	3,727
Options exercised	1	—	17	—	—	—	—	—	17
Shares issued to Directors'	—	—	800	—	—	(13)	285	—	1,085
Purchase of Treasury shares (a)	—	—	—	—	—	1,023	(85,065)	—	(85,065)
Dividends declared on Class A Common Stock, $0.88 per share	—	—	—	(27,501)	—	—	—	—	(27,501)
Cumulative translation adjustments	—	—	—	—	(40,971)	—	—	110	(40,861)
Pension and postretirement liability adjustments	—	—	—	—	(3,491)	—	—	—	(3,491)
Settlement of certain pension liabilities	—	—	—	—	26,198				26,198
Derivative valuation adjustment	—	—	—	—	19,321	—	—	—	19,321
December 31, 2022	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

(in thousands)	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2023	40,785	$41	$441,540	$931,318	$(144,927)	9,675	$(364,923)	$4,494	$867,543
Net income	—	—	—	111,120	—	—	—	490	111,610
Compensation and benefits paid or payable in shares	71	—	5,851	—	—	—	—	—	5,851
Shares issued to Directors'	—	—	827	—	—	(13)	258	—	1,085
Dividends declared on Class A Common Stock, $1.01 per share	—	—	—	(31,496)	—	—	—	—	(31,496)
Initial equity related to Noncontrolling interest in Arcari	—	—	—	—	—	—	—	509	509
Cumulative translation adjustments	—	—	—	—	21,950	—	—	459	22,409
Pension and postretirement liability adjustments	—	—	—	—	(1,563)	—	—	—	(1,563)
Derivative valuation adjustment	—	—	—	—	(8,628)	—	—	—	(8,628)
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320

(in thousands)	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2024	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	87,623	—	—	—	432	88,055
Compensation and benefits paid or payable in shares	51	—	3,812	—	—	—	—	—	3,812
Shares issued to Directors'	10	—	903	—	—	—	—	—	903
Purchase of Treasury shares (a)	—	—	—	—	—	183	(14,545)	—	(14,545)
Dividends declared on Class A Common Stock, $1.05 per share	—	—	—	(32,802)	—	—	—	—	(32,802)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(166)	(166)
Cumulative translation adjustments	—	—	—	—	(56,654)	—	—	(809)	(57,463)
Pension and postretirement liability adjustments	—	—	—	—	3,018	—	—	—	3,018
Derivative valuation adjustment	—	—	—	—	(9,185)	—	—	—	(9,185)
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947

(a)On October 25, 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. In 2022, the Company repurchased 1,022,717 shares totaling $85.1 million and in 2024, the Company repurchased 182,901 shares totaling $14.5 million.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
24. Subsequent Events
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. The purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2024. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2024. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated the changes in the Company's internal controls over financial reporting during 2024. Except for including the Heimbach business in our assessment of the effectiveness of the Company's internal controls over financial reporting, there were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

/s/ Gunnar Kleveland	/s/ Robert D. Starr	/s/ John J. Tedone
Gunnar Kleveland	Robert D. Starr	John J. Tedone
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer	Vice President - Controller and Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Item 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of the members of our Board of Directors or Executive Officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Board of Director's authorize increase in share buy-back program
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. The purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure.

Index

PART III
The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2025 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders.
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
h)Audit Committee Financial Expert. The information is included in the section captioned “Corporate Governance at Albany International”, filed within the Proxy Statement.
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
j)Insider Trading Policy. The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19. It is the Company’s policy to comply with all applicable securities and state laws (including appropriate approvals by the Company’s board of directors or appropriate committee, if required) when engaging in transactions in the Company’s securities.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the sections of the Company’s 2025 Proxy Statement captioned “2024 Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Index

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	—	1,524,080	(1),(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—		—	—
Total	—	(1)	—	1,524,080	(1),(2),(3),(4),(5)
_______________________
(1)Does not include 30,956, 82,379, and 85,871 shares that have been granted and may be issued pursuant to 2022, 2023 and 2024, respectively, performance incentive awards granted to certain executive officers pursuant to either the 2017 Incentive Plan or the 2023 Incentive Plan. Nor does it include 4,557 shares that will be issued pursuant to non-employee director restricted stock units issued pursuant to the 2023 Incentive Plan (see footnote 5 below). In each case such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions. The ultimate number of shares actually issued pursuant to such awards may be higher or lower depending upon, among other things, forfeitures, cancellation, or, in the particular case of performance share unit awards, actual performance as measured against the performance award target goals.
(2)Reflects the number of shares that may be issued pursuant to future awards under the 2023 Incentive Plan. This includes the Common Stock that remained available for issuance under the 2017 Incentive Plan but which are now issuable under the 2023 Incentive Plan (see footnote 4 below).
(3)The 2017 Incentive Plan does not permit the Board of Directors to increase the number of shares that may be issued under the Plan without shareholder consent. Shares of Common Stock covered by awards granted under the 2017 Incentive Plan through 2023 are counted as used to the extent the awards are actually earned and settled in shares, including shares withheld to satisfy participant personal income tax requirements. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued.
(4)The 2023 Incentive Plan does not permit the Board of Directors to increase the number of shares that may be issued under the Plan without shareholder consent. However, the 2023 Incentive Plan expressly provides that any shares remaining available for issuance under the 2017 Incentive Plan would be available for issuance under the 2023 Incentive Plan, in addition to the 1,000,000 shares authorized by shareholders with the approval of the 2023 Incentive Plan. Shares of Common Stock covered by awards granted under the 2023 Incentive Plan are counted as used to the extent the awards are actually earned and settled in shares, including shares withheld to satisfy participant personal income tax requirements. If shares are issued subject to conditions that may result in the forfeiture, cancellation, or return of such shares to the Company, any shares forfeited, canceled, or returned shall be treated as not issued.
(5)The Company’s independent Directors are paid an annual retainer in the aggregate dollar amount of $220,000 for service as a member of the Company’s Board of Directors (excluding additional fees for committee memberships), of which $135,000 is required to be paid in shares of Class A Common Stock. The total number of shares to be paid to each independent Director each year shall be determined by the closing price of a share of such stock on the day of the Annual Meeting at which the election of Directors for such year occurs ("the Valuation Price"), as such Valuation Price is reported for such day in the Wall Street Journal, rounded down to

Index

the nearest whole number. Independent Directors are expected to hold shares with a value of $660,000 or three times the value of the annual retainer. Independent Directors may elect to receive, in stock, all of the retainer payable in shares of Common Stock. Beginning in 2024, the shares paid to independent Directors are paid from the pool of shares available pursuant to the 2023 Incentive Plan. In addition, beginning in 2024 Directors can elect to defer receipt of all or a portion of such shares until a future date, in which case they are granted a non-employee director restricted stock unit award, awarding restricted stock units in a number equal to the number of shares deferred.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the section captioned "Director Independence" and “Election of Directors” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Albany, NY, Auditor Firm ID: 185.
The information required by this item is included in Item 2, "Ratification of Independent Auditors" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Index

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    FINANCIAL STATEMENTS

Page Number in Form 10-K
See Item 8 of this Form 10-K setting forth the Report of the Independent Registered Public Accounting Firm (PCAOB ID 185) and our Consolidated Financial Statements.	50

(a)(2)    FINANCIAL STATEMENT SCHEDULES
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (a)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2024	$6,190	$310	$(1,575)	$4,925
2023	3,984	640	1,566	6,190
2022	3,248	1,408	(672)	3,984
Allowance for sales returns
Year ended December 31:
2024	$10,232	$6,253	$(7,063)	$9,422
2023	9,070	5,499	(4,337)	10,232
2022	9,552	6,130	(6,612)	9,070
Valuation allowance deferred tax assets
Year ended December 31:
2024	$9,848	$6,855	$(1,207)	$15,496
2023	9,786	(1,381)	1,443	9,848
2022	10,659	(839)	(34)	9,786
__________________________
(a) Amounts acquired, sold, written off, or recovered, and the effect of changes in currency translation rates, are included in Column D.

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
3 (a)	Amended and Restated Certificate of Incorporation of Company		8-K		05/18/23
3.1	Albany International Corp. By Laws, effective as of September 20, 2024.		8-K		09/26/24
4.1	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.		8-K		08/05/21
4 (a)	Article IV of Certificate of Incorporation of Company		8-K		05/18/23
4 (b)	Specimen Stock Certificate for Class A Common Stock		S-1, No. 33-16254		09/30/87
Credit Agreements
10.1	First Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2024, between Albany International Corp. and JPMorgan Chase Bank, N.A., as Administrative Agent.		10-Q	6/30/24	08/06/24
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
			8-K		10/29/20
Restricted Stock Units
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		05/13/08
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	08/09/11
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		09/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	05/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019		10-K	12/31/19	02/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement		10-K	12/31/19	02/28/20
10(l)(xv)	Form of 2021 Restricted Stock Unit Award Agreement		8-K		02/25/21
10(l)(xvi)	Form of 2024 Restricted Stock Unit Award Agreement		8-K		02/29/24
10(l)(xvii)	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement		8-K		02/29/24
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		01/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
Executive Compensation
10(m)(xix)	Form of 2021 Multi-year Performance Bonus Agreement		8-K		02/25/21
10(m)(xx)	Form of Special Incentive Award Agreement		8-K		06/14/23

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(m)(xxi)	Form of 2024 Multi-Year Performance Bonus Agreement		8-K		02/29/24
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		01/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		01/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		03/29/17
10(n)(vii)	2023 Long Term Incentive Plan		Def 14A		03/30/23
10(n)(viii)	Form of 2024 Annual Performance Bonus Award Agreement		8-K		02/29/24
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		03/28/18
10(p)	Code of Ethics		10-K	12/31/03	03/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		01/13/05
10(t)	Form of Indemnification Agreement		8-K		04/12/06
10(u)(ix)	Mutual Separation Agreement, dated August 7, 2024, between the Company and Gregory Harwell		10-Q	9/30/24	10/30/24
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	02/26/14
10.3	Employment agreement, dated September 1, 2023, between the Company and Gunnar Kleveland		8-K		08/21/23
10.4	Form of Special Incentive Award Agreement		8-K		08/21/23
19	Insider Trading Policy	X	10-K	12/31/24	02/26/25
21	Subsidiaries of Company	X	10-K	12/31/24	02/26/25
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/24	02/26/25
24	Powers of Attorney	X	10-K	12/31/24	02/26/25
31(a)	Certification of Gunnar Kleveland required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/24	02/26/25
31(b)	Certification of Robert D. Starr required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/24	02/26/25
32(a)	Certification of Gunnar Kleveland and Robert D. Starr required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/24	02/26/25
97	Incentive Compensation Recovery Policy	X	10-K	12/31/24	02/26/25

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022	X	10-K	12/31/24	02/26/25
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	X	10-K	12/31/24	02/26/25
101(iii)	Consolidated Balance Sheets as of December 31, 2024 and 2023	X	10-K	12/31/24	02/26/25
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	X	10-K	12/31/24	02/26/25
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/24	02/26/25
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2025.

ALBANY INTERNATIONAL CORP.

By	/s/ Robert D. Starr
Robert D. Starr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 26, 2025
Gunnar Kleveland	(Principal Executive Officer)

/s/ Robert D. Starr	Executive Vice President and Chief Financial Officer	February 26, 2025
Robert D. Starr	(Principal Financial Officer)

*	Vice President - Controller and Chief Accounting Officer	February 26, 2025
John J. Tedone	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 26, 2025
John R. Scannell

*	Director	February 26, 2025
Katharine L. Plourde

*	Director	February 26, 2025
Mark J. Murphy

*	Director	February 26, 2025
Kenneth W. Krueger

*	Director	February 26, 2025
J. Michael McQuade

*	Director	February 26, 2025
Christina M. Alvord

*	Director	February 26, 2025
Russell E. Toney

*	Director	February 26, 2025
Bonnie C. Lind

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
Notice of Annual Meeting
We will again hold our Annual Meeting virtually this year. The Annual Meeting of the Company’s shareholders will be held virtually on Friday, May 16, 2025 at 9:00 a.m. EDT. Access details for the virtual meeting will be published in the Company’s 2025 Proxy filed with the Securities and Exchange Commission.
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

Index

Directors and Officers

Directors:
John R. Scannell, Chairman[2]	Gunnar Kleveland
Retired – Chief Executive Officer,	President and Chief Executive Officer
Moog, Inc.

Katharine L. Plourde[1,3]	Kenneth W. Krueger[1,3]
Former Principal and Analyst,	Former Interim President and Chief Executive Officer
Donaldson, Lufkin & Jenrette, Inc.	Manitowoc Company Inc.

Mark J. Murphy[1,3]	J. Michael McQuade[2,3]
Chief Financial Officer,	Director, the Belfer Center for Science and International Affairs
Micron Technology, Inc.	Harvard University Kennedy School of Government

Christina M. Alvord[2,3]	Russell E. Toney[1,2]
Former President, Central Division,	President,
Vulcan Materials Company	Nortek Air Solutions

Bonnie C. Lind[1,2]
Former Sr. Vice President, CFO & Treasurer
Neenah Inc.

[1] Member, Audit Committee [2] Member, Compensation Committee [3] Member, Governance Committee

Officers:
Gunnar Kleveland	Robert D. Starr
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Merle Stein	Christopher Stone
President – Machine Clothing	President – Albany Engineered Composites

Suzanne Purdum	Robert A. Hansen
Chief Human Resources Officer	Senior Vice President and Chief Technology Officer

John J. Tedone	Joseph M. Gaug
Vice President – Controller and Chief Accounting Officer	Senior Vice President – General Counsel and Secretary