Form 10-Q
period 2025-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2025-04-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 30.2 million shares of Class A Common Stock outstanding as of April 15, 2025.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenues	$288,774	$313,330
Cost of goods sold	192,288	204,644

Gross profit	96,486	108,686
Selling, general, and administrative expenses	53,812	54,835
Technical and research expenses	11,896	12,665
Restructuring expenses, net	2,515	2,209

Operating income	28,263	38,977
Interest expense/(income), net	3,655	3,319
Other expense/(income), net	983	(2,982)

Income before income taxes	23,625	38,640
Income tax expense	6,276	11,271

Net income	17,349	27,369
Net (loss)/income attributable to the noncontrolling interest	(6)	78
Net income attributable to the Company	$17,355	$27,291

Earnings per share attributable to Company shareholders - Basic	$0.56	$0.87

Earnings per share attributable to Company shareholders - Diluted	$0.56	$0.87

Shares of the Company used in computing earnings per share:
Basic	30,823	31,209

Diluted	30,984	31,291

Dividends declared per Class A share	$0.27	$0.26
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$17,349	$27,369

Other comprehensive income/(loss), before tax:
Foreign currency translation	13,123	(11,831)
Pension settlement/curtailment	1,600	—
Amortization of pension liability adjustments:
Prior service credit	(37)	(38)
Net actuarial loss	287	178
Payments and amortization related to interest rate swaps included in earnings	(192)	(4,038)
Derivative valuation adjustment	(493)	1,194

Income taxes related to items of other comprehensive income/(loss):
Pension settlement/curtailment	(422)	—
Amortization of prior service credit	11	11
Amortization of net actuarial loss	(88)	(54)
Payments and amortization related to interest rate swaps included in earnings	14	1,022
Derivative valuation adjustment	36	(302)
Comprehensive income	31,188	13,511
Comprehensive income attributable to the noncontrolling interest	(216)	124
Comprehensive income attributable to the Company	$31,404	$13,387
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$119,354	$115,283
Accounts receivable, net	272,461	246,688
Contract assets, net	156,069	166,557
Inventories	161,082	145,845
Income taxes prepaid and receivable	19,392	19,187
Prepaid expenses and other current assets	39,954	37,132
Total current assets	768,312	730,692

Property, plant and equipment, net	564,966	563,431
Intangibles, net	37,563	38,127
Goodwill	178,837	176,261
Deferred income taxes	26,369	28,757
Other assets	112,029	111,428
Total assets	$1,688,076	$1,648,696

Liabilities and Shareholders' Equity
Accounts payable	$83,000	$66,095
Accrued liabilities	122,895	141,904
Current maturities of long-term debt	—	—
Income taxes payable	2,022	18,367
Total current liabilities	207,917	226,366

Long-term debt	416,429	318,531
Other noncurrent liabilities	141,555	138,830
Deferred taxes and other liabilities	17,007	16,022
Total liabilities	782,908	699,749

Commitments and Contingencies (Note 16)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 40,972,665 issued in 2025 and 40,917,539 in 2024	41	41
Additional paid in capital	455,584	452,933
Retained earnings	1,074,863	1,065,763
Accumulated items of other comprehensive income:
Translation adjustments	(164,419)	(181,555)
Pension and postretirement liability adjustments	(16,990)	(14,328)
Derivative valuation adjustment	(741)	(106)
Treasury stock (Class A), at cost; 10,770,189 shares in 2025 and 9,844,746 in 2024	(448,363)	(379,210)
Total shareholders' equity	899,975	943,538
Noncontrolling interest	5,193	5,409
Total equity	905,168	948,947
Total liabilities and shareholders' equity	$1,688,076	$1,648,696
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$17,349	$27,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,585	20,556
Amortization	1,706	1,748
Change in deferred taxes and other liabilities	3,578	(675)
Impairment of property, plant and equipment	473	49
Non-cash interest expense	256	256
Compensation and benefits paid or payable in Class A Common Stock	2,651	810
Provision for credit losses from uncollected receivables and contract assets	269	365
Foreign currency remeasurement loss/(gain) on intercompany loans	2,886	(792)
Fair value adjustment on foreign currency contracts	—	280

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(20,713)	(17,061)
Contract assets	11,421	2,982
Inventories	(12,873)	1,917
Prepaid expenses and other current assets	(2,624)	(6,525)
Income taxes prepaid and receivable	(70)	(721)
Accounts payable	17,482	7,730
Accrued liabilities	(21,164)	(22,739)
Income taxes payable	(17,080)	(5,466)
Noncurrent receivables	(200)	(178)
Other noncurrent liabilities	(1,046)	506
Other, net	233	(814)
Net cash provided by operating activities	2,119	9,597

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,597)	(26,859)
Purchased software	—	(21)
Net cash used in investing activities	(15,597)	(26,880)

Cash flows from financing activities:
Proceeds from borrowings	96,998	43,237
Principal payments on debt	(3,007)	(60,750)
Purchase of Treasury shares	(69,153)	—
Taxes paid in lieu of share issuance	(1,316)	(2,446)
Dividends paid	(8,431)	(8,110)
Net cash provided by/(used in) financing activities	15,091	(28,069)

Effect of exchange rate changes on cash and cash equivalents	2,458	(2,656)

Increase/(decrease) in cash and cash equivalents	4,071	(48,008)
Cash and cash equivalents at beginning of period	115,283	173,420
Cash and cash equivalents at end of period	$119,354	$125,412
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying consolidated financial information reflects all adjustments necessary for a fair presentation of Albany International Corp.'s ("Albany", the "Registrant", the "Company", "we", "us", or "our") financial position, results of operations and cash flows for the interim periods presented, but does not include all disclosures required by the accounting principles generally accepted in the United States ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, stock-based compensation, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
In March 2024, the FASB issued Accounting Standards Update No. 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" (ASU 2024-01), which clarifies how an entity determines whether profits interest or similar awards should be considered within the scope of ASC 718 as a share-based payment arrangement or under ASC 710 or other ASC topics in a manner similar to a cash bonus or profit-sharing arrangement. The guidance is effective for annual periods beginning after December 15, 2024, and interim periods beginning within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. ASU 2024-01 should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The adoption of this standard on January 1, 2025 did not have any impact on our consolidated financial statements and related disclosures.
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

Index
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
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors". This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of legal challenges that are pending judicial review. The disclosure requirements would apply to the Company's fiscal year beginning January 1, 2025, pending resolution of the stay. While there has been no resolution of the stay, the Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

2. Reportable Segments and Revenue Recognition
The Company is organized based on the nature of its products and is composed of two reportable segments, Machine Clothing ("MC") and Albany Engineered Composites ("AEC"), each overseen by a segment president. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. Our CODM evaluates each segment's performance based on metrics such as net revenues, gross profit, and other key financial data, to assess performance and allocate resources that align with company-wide goals. Annual incentive targets are established for the segment presidents based on these metrics, in addition to cash flows, which are reviewed in summary each month, and in more depth each quarter. The Company has not aggregated operating segments for purposes of identifying reportable segments. Effective December 31, 2024, the Company adopted provisions of ASU 2023-07, which expanded the content and frequency of segment disclosures required under ASC 280.

Machine Clothing:
The Machine Clothing segment supplies permeable and impermeable belts used in the manufacture of paper, paperboard, tissue and towel products, nonwovens, fiber cement and for several other industrial applications. We sell our MC products directly to customer end-users in countries across the globe. Our products, manufacturing processes, and distribution channels are substantially the same in each region of the world in which we operate.
We design, manufacture, and market paper machine clothing (used in the manufacture of paper, paperboard, tissue and towel) for each section of the paper machine and for every grade of paper. Paper machine clothing products and technical textiles.
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
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine). AEC net sales to SAFRAN were $39.4 million and $50.1 million in the first three months of 2025 and 2024, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $74.0 million and $78.5 million as of March 31, 2025 and December 31, 2024, respectively.
Other significant programs for AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing commercial programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. For the year ended December 31, 2024, approximately 36 percent of AEC's revenues were related to U.S. government contracts or programs.

Index
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$174,697	$114,077	$—	$288,774
Cost of goods sold	$94,795	$97,493	$—	$192,288
Gross profit	$79,902	$16,584	$—	$96,486
Selling, general and administrative expenses	$32,881	$10,126	$10,805	$53,812
Technical and research expenses	$7,243	$3,674	$979	$11,896
Restructuring expenses, net	$1,347	$1,168	$—	$2,515
Operating income/(loss)	$38,431	$1,616	$(11,784)	$28,263

	Three Months Ended March 31, 2024
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$185,217	$128,113	$—	$313,330
Cost of goods sold	$100,562	$104,082	$—	$204,644
Gross profit	$84,655	$24,031	$—	$108,686
Selling, general and administrative expenses	$32,767	$11,540	$10,528	$54,835
Technical and research expenses	$7,520	$5,145	$—	$12,665
Restructuring expenses, net	$21	$2,188	$—	$2,209
Operating income/(loss)	$44,347	$5,158	$(10,528)	$38,977

Index

	Three months ended March 31,
(in thousands)	2025	2024
Net revenues
Machine Clothing	$174,697	$185,217
Albany Engineered Composites	114,077	128,113
Consolidated revenues	$288,774	$313,330
Gross profit
Machine Clothing	$79,902	$84,655
Albany Engineered Composites	16,584	24,031
Consolidated gross profit	$96,486	$108,686
Depreciation and amortization
Machine Clothing	$7,706	$8,511
Albany Engineered Composites	13,295	13,503
Corporate	290	290
Consolidated depreciation and amortization	$21,291	$22,304
Operating income/(loss)
Machine Clothing	$38,431	$44,347
Albany Engineered Composites	1,616	5,158
Corporate	(11,784)	(10,528)
Consolidated Operating income	$28,263	$38,977
Reconciling items:
Interest income	(1,638)	(1,123)
Interest expense	5,293	4,442
Other (income)/expense, net	983	(2,982)
Income before income taxes	$23,625	$38,640

Certain prior year amounts have been reclassified in order to conform to current year presentation. Global information system costs previously included in Corporate expenses are allocated to the segments. Management believes this presentation better reflects the performance of the segments and is how management will review segment performance on a going forward basis. For the three months ended March 31, 2025, Selling, general and administrative expenses include global information system costs of $4.0 million, $3.9 million, and $0.5 million for MC, AEC and Corporate, respectively. For the three months ended March 31, 2024, Selling, general and administrative expenses include global information system costs of $3.8 million, $4.0 million, and $0.5 million for MC, AEC and Corporate, respectively.

The following table presents assets by reportable segment:

(in thousands)	March 31, 2025	December 31, 2024
Segment assets
Machine Clothing	$621,691	$600,603
Albany Engineered Composites	$749,287	$736,306
Reconciling items:
Cash	$119,354	$115,283
Income taxes prepaid, receivable and deferred	45,761	47,944
Prepaid and Other assets	151,983	148,560
Consolidated total assets	$1,688,076	$1,648,696

Index
The following table presents capital expenditures by reportable segment:

	Three months ended March 31,
(in thousands)	2025	2024
Capital expenditures and purchased software
Machine Clothing	$6,232	$6,357
Albany Engineered Composites	9,365	20,523
Corporate expenses	—	—
Total capital expenditures and purchased software	$15,597	$26,880

Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be materially different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, material costs, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The cumulative changes in the estimated profitability of long-term contracts decreased operating income by $7.0 million for the first three months of 2025. The negative change in the estimated profitability in the first quarter of 2025 was driven by a few large complex programs, including approximately $2.0 million for various CH-53K programs, approximately $1.7 million on our Gulfstream program, approximately $0.9 million on our F-35 program, and $2.4 million, net, on all other programs. Adjustments in the estimated profitability of long-term contracts decreased operating income by $0.9 million for the first three months of 2024.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended March 31, 2025:

	Three months ended March 31, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$173,676	$1,021	$174,697

Albany Engineered Composites:
ASC	—	38,920	38,920
Other AEC	4,077	71,080	75,157
Total Albany Engineered Composites	4,077	110,000	114,077

Total revenues	$177,753	$111,021	$288,774
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended March 31, 2024:

Index

	Three months ended March 31, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$184,235	$982	$185,217

Albany Engineered Composites:
ASC	—	49,739	49,739
Other AEC	5,757	72,617	78,374
Total Albany Engineered Composites	5,757	122,356	128,113

Total revenues	$189,992	$123,338	$313,330

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2025	2024
Americas PMC	$82,846	$83,501
Eurasia PMC	68,197	76,190
Engineered Fabrics	23,654	25,526
Total Machine Clothing Net revenues	$174,697	$185,217
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.1 billion and $752 million as of March 31, 2025 and 2024, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2025, we expect to recognize as revenue approximately $117 million during 2025, $150 million during 2026, $142 million during 2027, and the remainder thereafter.

Index
3. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the three months ended March 31, 2025 and 2024, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost/(income):
Service cost	$371	$497	$10	$12
Interest cost	1,450	1,532	353	354
Expected return on assets	(1,232)	(1,358)	—	—
Curtailment cost/(income)	(3,770)	—	—	—
Settlement cost/(income)	2,170	—	—	—
Amortization of prior service cost/(income)	(6)	(7)	(31)	(31)
Amortization of net actuarial loss	295	187	(8)	(9)
Net periodic benefit cost/(credit)	$(722)	$851	$324	$326
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the first three months of 2025, we took action to settle certain pension plan liabilities related to an MC pension plan in Switzerland. This resulted in a net gain totaling $1.6 million related to curtailments and settlements.There were no material curtailments or settlements during the first three months of 2024.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

4. Restructuring
At MC, restructuring actions were taken in 2024 and 2025 to cease operations at several facilities, including at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK, at the Company's Heimbach paper machine clothing facility in Olten, Switzerland and at the Company's MC manufacturing facility in Ballo, Italy. These actions drove $3.3 million of restructuring charges during the first three months of 2025, of which $3.1 million in restructuring expenses related to workforce reductions, fixed asset impairments and related costs, as well as charges of $0.2 million in Cost of goods sold for the write-off of inventory, offset by a $1.8 million pension curtailment gain. We expect to incur additional restructuring expenses related to these actions throughout the remainder of the year.
At AEC, restructuring activities were related to reorganizational costs as well as a reduction in the workforce within AEC, which resulted in restructuring expenses of $1.2 million for the first three months of 2025 and $2.2 million for the first three months of 2024.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended March 31,
(in thousands)	2025	2024
Machine Clothing	$1,347	$21
Albany Engineered Composites	1,168	2,188
Corporate expenses	—	—
Total	$2,515	$2,209

Index
The following tables summarize charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Three months ended March 31, 2025	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$1,603	$2,640	$723	$(1,760)
Albany Engineered Composites	1,168	1,168	—	—
Corporate expenses	—	—	—	—
Total	$2,771	$3,808	$723	$(1,760)

Three months ended March 31, 2024	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$21	$21	$—	$—
Albany Engineered Composites	2,188	2,188	—	—
Corporate expenses	—	—	—	—
Total	$2,209	$2,209	$—	$—

The table below presents the year-to-date changes in restructuring liabilities for 2025 and 2024:

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2025
Total termination and other costs	$4,996	$3,808	$(4,160)	$24	$4,668

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments	Currency translation /other	March 31, 2024
Total termination and other costs	$—	$2,209	$(221)	$(1)	$1,987

5. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended March 31,
(in thousands)	2025	2024
Currency transaction losses/(gains)	$3,152	$(1,292)
Derivative instruments losses/(gains)	(2,526)	(118)
Bank fees and amortization of debt issuance costs	76	43
Components of net periodic pension and postretirement cost other than service cost	821	668
Other	(540)	(2,283)
Total other (income)/expense, net	$983	$(2,982)
Other (income)/expense, net, included foreign currency related transactions which resulted in losses of $3.2 million in the three months ended March 31, 2025, as compared to gains of $1.3 million in the same periods last year. In addition, changes in the fair value of derivative instruments included gains of $2.5 million in the three months ended March 31, 2025, as compared to gains of $0.1 million in the same period last year, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso.

Index
6. Income Taxes
The Company's effective income tax rate for the three months ended March 31, 2025 and 2024, is as follows:

	Three months ended March 31,
	2025	2024
Effective income tax rate	26.6%	29.2%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.
Our 2025 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 26.6% and 29.2% for the three months ended March 31, 2025 and 2024, respectively.
The effective tax rate for the three months ended March 31, 2025 included a net discrete tax benefit of $1.3 million. This discrete tax benefit is mostly attributable to the true-up for prior year's estimated taxes, a net decrease in valuation allowances and a net decrease in uncertain tax positions. The rate for the three months ended March 31, 2025 was lower than the three months ended March 31, 2024 mainly due to the favorable discrete tax adjustment related to a decrease in valuation allowance in the current period.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $2.2 million based on current estimates.

7. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except earnings per share)	2025	2024
Net income attributable to the Company	$17,355	$27,291

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	30,823	31,209
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	161	82

Weighted average number of shares used in calculating diluted net income per share	30,984	31,291

Net income attributable to the Company per share:
Basic	$0.56	$0.87
Diluted	$0.56	$0.87

Index

8. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2024 to March 31, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Other comprehensive income/(loss) before reclassifications, net of tax	17,136	(4,013)	(457)	12,666
Pension settlement/curtailment, net of tax	—	1,178	—	1,178
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(178)	(178)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	173	—	173
Net current period other comprehensive income	17,136	(2,662)	(635)	13,839
March 31, 2025	$(164,419)	$(16,990)	$(741)	$(182,150)
The table below presents changes in the components of AOCI for the period from December 31, 2023 to March 31, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Other comprehensive income/(loss) before reclassifications, net of tax	(12,116)	285	892	(10,939)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(3,016)	(3,016)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	97	—	97
Net current period other comprehensive income	(12,116)	382	(2,124)	(13,858)
March 31, 2024	$(137,017)	$(16,964)	$6,955	$(147,026)
The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three months ended March 31, 2025 and 2024:

Index

	Three months ended March 31,
(in thousands)	2025	2024
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Interest (income)/expense, net related to interest rate swaps included in Income before taxes	$(192)	$(4,038)
Income tax effect	14	1,022
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(178)	$(3,016)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement/curtailment	$1,600	$—
Amortization of prior service credit	$(37)	$(38)
Amortization of net actuarial loss	287	178
Total pre-tax amount reclassified (a)	1,850	140
Income tax effect	(499)	(43)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$1,351	$97

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3. Pensions and Other Postretirement Benefit Plans).

9. Noncontrolling Interests
Effective October 31, 2013, Safran S.A. (Safran) acquired a 10 percent equity interest in Albany Safran Composites, LLC ("ASC").
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately held manufacturer of paper machine clothing with headquarters in Düren, Germany. In July 2021, Heimbach acquired 85% of Arcari, SRL (“Arcari”). Arcari is a manufacturer of textile and plastic industrial technical products and conveyor belts. For the three months ended March 31, 2025, the net income/(loss) attributable to Arcari’s noncontrolling interest was less than $0.1 million and the noncontrolling interest balance as of March 31, 2025 was $0.3 million.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Net income of Albany Safran Composites (ASC)	$940	$1,014
Less: Return attributable to the Company's preferred holding	441	308
Net income of ASC available for common ownership	$499	$706
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$50	$71

Noncontrolling interest, beginning of year	$4,983	$5,423
Net income attributable to noncontrolling interest	50	71
Changes in other comprehensive income attributable to the noncontrolling interest	(136)	57
ASC Noncontrolling interest, end of interim period	$4,897	$5,551

Arcari Noncontrolling interest, end of interim period	$296	$525

Total Noncontrolling interest, end of interim period	$5,193	$6,076

Index
10. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2025 and December 31, 2024, Accounts receivable consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Trade and other accounts receivable	$256,115	$231,136
Bank promissory notes	20,853	19,637
Allowance for expected credit losses	(4,507)	(4,085)
Accounts receivable, net	$272,461	$246,688
As of March 31, 2025 and December 31, 2024, the Company had trade accounts receivable from SAFRAN of $73.2 million and $77.7 million, respectively.
As of March 31, 2025 and December 31, 2024, the Company did not have any Noncurrent receivables and related Allowance for expected credit losses.

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
As of March 31, 2025 and December 31, 2024, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Contract assets	$156,852	$167,397
Allowance for expected credit losses	(783)	(840)
Contract assets, net	$156,069	$166,557

Contract liabilities	$7,682	$6,085
Contract assets, net decreased $10.5 million during the three months ended March 31, 2025. The decrease was primarily due to invoicing to customers for satisfied performance obligations for contracts that were in a contract asset position, primarily related to commercial and space programs. There were no impairment losses related to our Contract assets during the three months ended March 31, 2025 and March 31, 2024.
Contract liabilities increased $1.6 million for the period ended March 31, 2025 compared to December 31, 2024, primarily due to the amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognized from satisfied performance obligations. Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the Contract liability balance at the beginning of the year was $4.2 million and $3.5 million, respectively.

Index
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
As of March 31, 2025 and December 31, 2024, Inventories consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$80,546	$76,559
Work in process	65,127	54,917
Finished goods	15,409	14,369
Total inventories	$161,082	$145,845

13. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(200)	$8
AEC Technology	10-15	6,048	(3,398)	2,650
AEC Intellectual property	15	1,250	(443)	807
AEC Customer relationships	8-15	69,298	(48,203)	21,095
Heimbach Developed technology	9	8,884	(1,832)	7,052
Total Finite-lived intangible assets		$85,688	$(54,076)	$31,612

Indefinite-lived intangible assets:
Heimbach Trade name		$5,951	$—	$5,951
MC Goodwill		65,873	—	65,873
AEC Goodwill		112,964	—	112,964
Total Indefinite-lived intangible assets:		$184,788	$—	$184,788

Index

	December 31, 2024
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(197)	$11
AEC Technology	10-15	5,820	(3,140)	2,680
AEC Intellectual property	15	1,250	(422)	828
AEC Customer relationships	8-15	69,175	(47,283)	21,892
Heimbach Developed technology	9	8,547	(1,543)	7,004
Total Finite-lived assets		$85,000	$(52,585)	$32,415

Indefinite-lived intangible assets:
Heimbach Trade name		$5,712	$—	$5,712
MC Goodwill		63,988	—	63,988
AEC Goodwill		112,273	—	112,273
Total Indefinite-lived intangible assets:		$181,973	$—	$181,973

The changes in intangible assets, net and goodwill from December 31, 2024 to March 31, 2025, were as follows:

(in thousands)	December 31, 2024	Other Changes	Amortization	Currency Translation	March 31, 2025
Finite-lived intangible assets:
AEC Trademarks and trade names	$11	$—	$(3)	$—	$8
AEC Technology	2,680	—	(142)	112	2,650
AEC Intellectual property	828	—	(21)	—	807
AEC Customer relationships	21,892	—	(870)	73	21,095
Heimbach Developed technology	7,004	—	(233)	281	7,052
Total Finite-lived intangible assets	$32,415	$—	$(1,269)	$466	$31,612

Indefinite-lived intangible assets:
Heimbach Trade name	$5,712	$—	$—	$239	$5,951
MC Goodwill	63,988	—	—	1,885	65,873
AEC Goodwill	112,273	—	—	691	112,964
Total Indefinite-lived assets:	$181,973	$—	$—	$2,815	$184,788

Index
14. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the 2023 acquisition of Heimbach. The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	March 31, 2025	December 31, 2024
Borrowings under the Amended Credit Agreement (1)
USD borrowings	$319,000	$225,000
EUR borrowings	97,390	93,485
Foreign bank debt	39	46
Total bank debt	416,429	318,531
Less: Current maturities of long-term debt	—	—
Long-term debt	$416,429	$318,531
(1) The credit facility matures in August 2028. At the end of March 31, 2025 and December 31, 2024, the USD interest rate in effect was 5.79% and 5.77%, respectively, including the effect of interest rate swaps; at the end of March 31, 2025 and December 31, 2024, the EUR interest rate in effect was 3.83% and 4.09%, respectively, including the effect of interest rate swaps.

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
As of March 31, 2025, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR plus the spread, which was 1.50%.
As of March 31, 2025, there was $416.4 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $383.6 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
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
As of March 31, 2025, our leverage ratio was 1.35 to 1.00 and our interest coverage ratio was 13.39 to 1.00. As of March 31, 2025, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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

Index
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
.
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
We had no Level 3 financial assets or liabilities at March 31, 2025 or at December 31, 2024, other than certain pension assets as indicated in our December 31, 2024 Annual Report on Form 10-K.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index

	March 31, 2025		December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$8,745	$—	$11,273	$—
Foreign currency option contracts	—	—	—	—
Foreign currency forward contracts	—	—	—	—
Other Assets:
Common stock of unaffiliated foreign public company (a)	759	—	631	—
Interest rate swaps	—		—	149
Liabilities:
Other Non-Current Liabilities
Foreign currency forward contracts			—	—
Interest rate swaps		(662)	—	(218)
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. as of March 31, 2025, these interest rate swaps were determined to be highly effective hedges of interest rate cashflow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(0.2) million for the three months ended March 31, 2025 and $(4.0) million for the three months ended March 31, 2024.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(2,526)	$(118)

16. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,653 claims as of March 31, 2025.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2024	3,606	10	50	3,646	$13
For the period ended March 31, 2025	3,646	11	18	3,653	$30
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2025, we had resolved, by means of settlement or dismissal, 38,062 claims at a total cost of $10.6 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,675 claims as of March 31, 2025, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

17. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2024 to March 31, 2025:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income	—	—	—	17,355	—	—	—	(6)	17,349
Compensation and benefits paid or payable in shares	56	—	2,651	—	—	—	—	—	2,651
Purchase of Treasury shares (a)	—	—	—	—	—	925	(69,153)	—	(69,153)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(8,262)	—	—	—	—	(8,262)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	17,136	—	—	(122)	17,014
Pension and postretirement liability adjustments	—	—	—	—	(2,662)	—	—	—	(2,662)
Derivative valuation adjustment and other	—	—	—	7	(635)	—	—	—	(628)
March 31, 2025	40,973	$41	$455,584	$1,074,863	$(182,150)	10,770	$(448,363)	$5,193	$905,168

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2023 to March 31, 2024:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	27,291	—	—	—	78	27,369
Compensation and benefits paid or payable in shares	42	—	810	—	—	—	—	—	810
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,122)	—	—	—	—	(8,122)
Cumulative translation adjustments	—	—	—	—	(12,116)	—	—	46	(12,070)
Pension and postretirement liability adjustments	—	—	—	—	382	—	—	—	382
Derivative valuation adjustment	—	—	—	—	(2,124)	—	—	—	(2,124)
March 31, 2024	40,898	$41	$449,028	$1,030,111	$(147,026)	9,662	$(364,665)	$6,076	$973,565

(a)In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaced the 2021 authorization. In 2025, the Company repurchased 925,443 shares totaling $69.2 million.

18. Subsequent Events
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
•Some of the Company’s competitors in the Machine Clothing segment have the capability to make and sell paper machines and papermaking equipment as well as other engineered fabrics;
•Machine Clothing and Albany Engineered Composites segments are subject to significant risks related to the potential manufacture and sale of defective or non-conforming products;
•Deterioration of global economic conditions could have an adverse impact on the Company's segments and overall business and results of operations;
•In the Albany Engineered Composites segment, new and unique risks introduced by the U.S. Government's Department of Defense ("DoD") Cybersecurity Maturity Model Certification ("CMMC") program;
•Across the entire Company, increasing labor, raw material, energy, or logistics and costs due to supply chain constraints and inflationary pressures. These challenges have only increased as a result of the ongoing Russia-Ukraine war and the conflict in the Middle East;
•We may be unable to maintain effective systems of internal controls while consolidating dispersed corporate functions to our corporate headquarters in New Hampshire;
•Our ability to attract and retain business and employees may depend on our reputation in the marketplace;
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
•Changes in geopolitical conditions impacting countries where the Company does or intends to do business, including the effects of the implementation of trade tariffs on imported goods;
•Failure to achieve or maintain anticipated profitable growth;

•The Company's insurance coverage may be inadequate to cover significant risk exposures;
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
•Harm caused by customer purchase reductions, payment defaults or contract non-renewal;
•In the Albany Engineered Composites segment, future funding and compliance risks associated with our contracts with government entities, OEM customers or prime contractors on contracts with government entities;
•Costly and disruptive legal disputes and settlements and the Company's ability to provide adequate insurance coverage;
•Increasing operational and compliance costs associated with increasing environmental, social and governance regulatory requirements, as well as the risk of noncompliance;
•Future levels of indebtedness and capital expenditures;
•Impairment of goodwill and other intangible assets;
•Adverse impacts from changes in tax legislation or challenges to our tax positions;
•Cybersecurity incidents or significant computer system compromises or data breaches to our information technology systems, processes, sites and cloud-based providers;
•Disruptions or challenges arising from the implementation or upgrading of new information technology systems;
•Significant changes in critical estimates and assumptions related to pension and other post-retirement benefit costs and liabilities;
•Significant problems with information systems or networks;
•Failure to adequately integrate acquired companies into our business systems and processes within the expected timeframe or, failure to or delayed realization of anticipated benefits of the acquisition could adversely impact the Company’s business, financial condition and results of operations;
•Failure to adequately protect our proprietary technology or intellectual property, which would allow competitors or others to take advantage of our research and development efforts;
•Impacts on our stock price and trading volume if securities or industry analysis do not publish research or publish inaccurate or unfavorable research about our business, or by future sales of shares by our existing stockholders and the impact of any changes in cash dividend payments;
•The impact of shareholder activism on our operations, strategy, and overall performance; and
•Other risks and uncertainties detailed in this report and other periodic reports.
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
Business Environment Overview and Trends
We conduct our business under two reportable segments: Machine Clothing (“MC”) and Albany Engineered Composites (“AEC”) each rooted in similar materials sciences know-how that forms a common approach to customer value proposition in design and manufacturability. MC competes on the basis of its deep industry knowledge, customer reputation and customer service and global advanced textile manufacturing capabilities, which has enabled it to develop a robust and market leading product offering that can be tailored to customer-specific requirements. AEC competes on the basis of its innovative technology solutions, extensive composite manufacturing capabilities and capacity that enable it to offer high quality specific part and assembly solutions that achieve its customers’ application performance requirements.

Machine Clothing Segment

The MC segment expects revenues to continue to decline for publication grade paper into 2025 and beyond, however, we see an offsetting effect due to growth in demand across Europe for packaging, and to a lesser degree, tissue grade products and continued softness in Asia. The MC segment's backlog continues to be stable.
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

Albany Engineered Composites Segment

The AEC segment continues to ramp-up production levels on commercial, defense, and space programs. In the first quarter of 2025, the Company updated its labor, material input and scrap assumptions and estimates of certain long-term programs that resulted in a negative cumulative change in estimated profitability in the amount of $7.0 million. The negative cumulative change in profitability was primarily driven by a few large complex programs, including $2.0 million for various CH-53K programs, $1.7 million on our Gulfstream program, $0.9 million on our F-35 program, and $2.4 million, net on all other programs.

Also, please refer to the Business Environment Overview and Trends in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.albint.com.

Consolidated Results of Operations
Net Revenues
The following table summarizes our Net revenues by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2025	2024	% Change
Machine Clothing	$174,697	$185,217	(5.7)%
Albany Engineered Composites	114,077	128,113	(11.0)%
Total	$288,774	$313,330	(7.8)%
The following tables provide a comparison of 2025 Net revenues, excluding currency translation effects, to 2024 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q1 2025	(Decrease)/ increase due to changes in currency translation rates	Q1 2025 revenues on same basis as Q1 2024 currency translation rates	Net revenues as reported, Q1 2024	% Change compared to Q1 2024, excluding currency rate effects
Machine Clothing	$174,697	$(2,516)	$177,213	$185,217	(4.3)%
Albany Engineered Composites	114,077	(486)	114,563	128,113	(10.6)%
Total	$288,774	$(3,002)	$291,776	$313,330	(6.9)%

Net revenues decreased 7.8% compared to the first quarter of 2024, driven by lower Net revenues in publication, tissue and pulp grades within MC and a decrease in Net revenues in AEC due to a reduction in certain commercial and space programs.
MC's Net revenues decreased 5.7% compared to the first quarter of 2024 driven by lower revenues in publications, tissue and pulp grades. In addition, changes in currency translation rates had the effect of decreasing Net revenues $2.5 million.
AEC's Net revenues decreased 11.0% compared to the first quarter of 2024, primarily driven by demand reductions on certain commercial and space programs, which was partially offset by higher revenues on CH-53K and other programs. Changes in currency translation rates had the effect of decreasing Net revenues $0.5 million.
Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Machine Clothing	$79,902	$84,655
Albany Engineered Composites	16,584	24,031
Total	$96,486	$108,686
% of Net revenues	33.4%	34.7%
The decrease in 2025 Gross profit, as compared to the same period last year, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment. Gross profit as a percentage of revenues by segment was as follows:
•MC's gross profit margin remained consistent with the prior year, yielding 45.7% in both 2024 and 2025.
•AEC's gross profit margin decreased from 18.8% in 2024 to 14.5% in 2025, driven primarily by cumulative changes in the estimated profitability of long-term contracts, which decreased gross profit by $7.0 million in 2025, as compared to a decrease of $0.9 million during the same period last year.

Selling, General, and Administrative ("SG&A")
The following table summarizes SG&A expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Machine Clothing	$32,881	$32,767
Albany Engineered Composites	10,126	11,540
Corporate expenses	10,805	10,528
Total	$53,812	$54,835
% of Net revenues	18.6%	17.5%
Consolidated SG&A expenses decreased 1.9% as compared to the first quarter of 2024, however, as a percentage of Net revenues, SG&A expenses increased from 17.5% in 2024 to 18.6% in 2025.
•MC SG&A expenses increased $0.1 million as compared to the first quarter of 2024, with a $3.1 million increase due to changes in currency translation rates, offset by a $3.0 million decrease in travel, service, and personnel-related costs.
•In AEC, SG&A expenses decreased $1.4 million, compared to the first quarter of 2024 primarily driven by lower incentive compensation and personnel-related costs.
•Corporate SG&A expenses increased $0.3 million, compared to the first quarter of 2024 principally due to higher incentive compensation and personnel-related costs, offset by a decrease in professional fees and smaller impact from changes in currency translation rates.

Technical and Research
The following table summarizes technical and research expenses by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Machine Clothing	$7,243	$7,520
Albany Engineered Composites	3,674	5,145
Corporate expenses	979	—
Total	$11,896	$12,665
% of Net revenues	4.1%	4.0%

Consolidated Technical and research expenses decreased 6.1% as compared to the first quarter of 2024 and as a percentage of Net revenues increased from 4.0% in 2024 to 4.1% in 2025.
•MC Technical and research expenses decreased $0.3 million as compared to the first quarter of 2024 due to lower personnel and development related costs, in addition to increased allocated costs to Corporate.
•AEC Technical and research expenses decreased $1.5 million as compared to the first quarter of 2024, due to decreases in research material and labor costs, in addition to increased allocated costs to Corporate.
•Corporate expenses in the first quarter of 2025 relate primarily to new business ventures initiatives and allocated costs from MC and AEC in 2025.

Restructuring Expense, net
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by Restructuring expense, net, of $2.5 million in the three months ended March 31, 2025, compared to $2.2 million in the first quarter of 2024.

The following table summarizes Restructuring expenses, net by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Machine Clothing	$1,347	$21
Albany Engineered Composites	1,168	2,188
Corporate expenses	—	—
Consolidated total	$2,515	$2,209
At MC, restructuring actions were taken in 2024 and 2025 to cease operations at several facilities, including at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK, at the Company's Heimbach paper machine clothing facility in Olten, Switzerland and at the Company's MC manufacturing facility in Ballo, Italy. These actions drove $3.3 million of restructuring charges during the first three months of 2025, of which $3.1 million in restructuring expenses related to workforce reductions, fixed asset impairments and related costs, as well as related charges of $0.2 million in Cost of goods sold for the write-off of inventory, offset by a $1.8 million pension curtailment gain. We expect to incur additional restructuring expenses related to these actions throughout the remainder of the year.
At AEC, restructuring activities were related to reorganizational costs as well as a reduction in the workforce within AEC, which resulted in restructuring expenses of $1.2 million and $2.2 million for the first three months of 2025 and 2024, respectively.
Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Machine Clothing	$38,431	$44,347
Albany Engineered Composites	1,616	5,158
Corporate expenses	(11,784)	(10,528)
Total	$28,263	$38,977
% of Net revenues	9.8%	12.4%
Changes in operating income were primarily attributable to the drivers noted above.
Other Earnings Items

	Three months ended March 31,
(in thousands)	2025	2024
Interest expense, net	$3,655	$3,319
Other (income)/expense, net	983	(2,982)
Income tax expense	6,276	11,271
Net (loss)/income attributable to the noncontrolling interest	(6)	78
Interest Expense/(Income), net
Interest expense, net, increased over the prior year primarily due to higher average debt balances, in part offset by a larger amount of interest income earned on cash equivalents during the current year. See Note 14. Financial Instruments in the Notes to Consolidated Financial Statements for further discussion of borrowings and interest rates.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions, which resulted in losses of $3.2 million in the three months ended March 31, 2025, as compared to losses of $1.3 million in the same period last year. In addition, changes in the fair value of derivative instruments included gains of $2.5 million in the three months ended March 31, 2025, as compared to gains of $0.1 million in the same period last year, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso.

Effective Income Tax Rate

	Three months ended March 31,
	2025	2024
Effective income tax rate	26.6%	29.2%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the first quarter of 2025 was 26.6%, lower compared to 29.2% for the same period in 2024, mainly due to favorable discrete tax adjustments in the current period exceeding favorable discrete tax adjustments in the prior period. For more information, see Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15 percent intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Although we do not expect these rules to materially increase our global tax costs in 2025, there remains uncertainty as to the final Pillar Two model rules. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 60% of our consolidated revenues during the three months ended March 31, 2025. A summary of selected financial results for MC is as follows:
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Net revenues	$174,697	$185,217
Gross profit	79,902	84,655
% of Net revenues	45.7%	45.7%
SG&A expenses	32,881	32,767
Technical and research expenses	7,243	7,520
Operating income	38,431	44,347
Net Revenues
For the three months ended March 31, 2025, Net revenues decreased $10.5 million or 5.7% as compared to the the first quarter of 2024, driven by a decrease in publication, tissue and pulp grades. In addition, changes in currency translation rates had the effect of decreasing Net revenues $2.5 million.
Gross Profit
For the three months ended March 31, 2025, Gross profit decreased by $4.8 million, however the gross profit margin was unchanged at 45.7% for the first quarter of both 2024 and 2025.

Operating Income
For the three months ended March 31, 2025, Operating income decreased as compared to the first three months of 2024, decreasing $5.9 million or 13.3%. The weaker Gross profit performance was slightly offset by lower Technical and Research expenses. SG&A expenses increased $0.1 million as compared to 2024, with a $3.1 million increase due to changes in currency translation rates, offset by a $3.0 million decrease in travel, service, and personnel-related costs. Technical and research expenses decreased $0.3 million as compared to 2024 due to lower personnel and development costs, along with an increase in allocated costs to Corporate. In addition, Restructuring expenses increased $1.3 million related to recent announcements to cease operations at multiple manufacturing facilities, further reducing Operating income.

Albany Engineered Composites ("AEC") Segment
The AEC segment accounted for 40% of our consolidated revenues during the three months ended March 31, 2025, respectively. A summary of selected financial results for AEC is as follows:
Review of Operations

	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Net revenues	$114,077	$128,113
Gross profit	16,584	24,031
% of Net revenues	14.5%	18.8%
SG&A expenses	10,126	11,540
Technical and research expenses	3,674	5,145
Operating income	1,616	5,158
Net Revenues
For the three months ended March 31, 2025, Net revenues decreased 14.0 million or 11.0% as compared to the first quarter of 2024. This decrease is primarily driven by demand reductions on certain commercial and space programs, which was partially offset by higher revenues on CH-53K and other programs. Changes in currency translation rates had the effect of Net revenues $0.5 million.
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 32 percent and 36 percent of segment revenue for the first three months of 2025 and 2024, respectively.
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
Gross Profit
For the three months ended March 31, 2025, Gross profit decreased $7.4 million as compared to the same period last year, and as a percentage of revenues decreased from 18.8% in 2024 to 14.5% in 2025. This decrease in Gross profit was driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $7.0 million in 2025 due to increased cost assumptions. For the three months ended March 31, 2024, adjustments in the estimated profitability of long-term contracts decreased Gross profit $0.9 million.

Operating Income
For the three months ended March 31, 2025, Operating income decreased $3.5 million, principally due to reduced Gross profit as noted above. This was offset by a decrease in SG&A expenses of $1.4 million, primarily driven by decreased incentive compensation and personnel-related costs. Technical and research expenses decreased $1.5 million compared to the first quarter of 2024, attributable to decreases in research and material costs, combined with allocations to Corporate. Restructuring expenses decreased $1.0 million compared to the same period in the prior year.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$17,349	$27,369
Depreciation and amortization	21,291	22,304
Changes in working capital (a)	(25,847)	(27,171)
Changes in other noncurrent liabilities and deferred taxes	2,532	(169)
Other operating items	(13,206)	(12,736)
Net cash provided by operating activities	2,119	9,597
Net cash used in investing activities	(15,597)	(26,880)
Net cash provided/used in financing activities	15,091	(28,069)
Effect of exchange rate changes on cash and cash equivalents	2,458	(2,656)
Decrease in cash and cash equivalents	4,071	(48,008)
Cash and cash equivalents at beginning of year	115,283	173,420
Cash and cash equivalents at end of period	$119,354	$125,412
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Net cash provided by operating activities during the first three months of 2025 was $2.1 million, compared to $9.6 million in the same period last year. The decrease was primarily driven by a reduction in the gross profit of both segments, resulting in a lower net income compared to the first three months of 2024. This was offset by a slightly lower change in working capital, along with favorable changes in other noncurrent liabilities and deferred taxes.
Net cash used in investing activities included capital expenditures totaling $15.6 million and $26.9 million for the first three months of 2025 and 2024, respectively, with investments focused on aerospace program support, continued maintenance capex and capital designed to improve operating efficiencies across the Company.
Net cash provided in financing activities was $15.1 million for the first three months of 2025 as compared to net cash used of $28.1 million for the first three months of 2024. The increase in net cash provided during 2025 was due to increased borrowings from the revolving credit facility and lesser principal payments on debt, partially offset by an increase in share repurchases.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below.
Under our $800 million unsecured committed Amended Credit Agreement, $416.4 million of borrowings were outstanding as of March 31, 2025. In addition, we have borrowings outstanding at our Heimbach subsidiary that are considered immaterial in the aggregate.
As of March 31, 2025, we had cash and cash equivalents of $119.4 million and available borrowings under our Amended Credit Agreement of $383.6 million, for a total liquidity of approximately $503.0 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months. For more information on credit agreements, see Note 14. Financial Instruments in the Notes to Consolidated Financial Statements.
As of March 31, 2025, $88.4 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $140.0 million, as of March 31, 2025 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the first three months of 2025, we paid $8.4 million in dividends and repurchased 925,443 shares for a total cost of $69.2 million.
During the first quarter of 2025, the Company decided to consolidate headquarters in Portsmouth, NH. This change impacts approximately 100 employees, will take place over the next year and a half, and will cost an estimated $7.0 million over that period related to retention, relocation, severance, and professional costs.

Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $10 million. There were no material changes in the Company’s off-balance sheet arrangements during the first quarter of 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $593.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $59.4 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $156.9 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $57.9 million of foreign currency assets as of March 31, 2025. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $5.8 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On March 31, 2025, we had the following unhedged variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (due in 2028):
USD borrowings (end of period all-in interest rate of 5.9%)	194,000
EUR borrowings (end of period all-in interest rate of 3.9%)	48,695
Foreign bank debt (end of period all-in interest rate of 4.10%)	39
Total	$242,734

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $2.4 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. See Note 14. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended March 31, 2025

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
January 1 to January 31, 2025	128,370	$79.45	128,370	$65,817
February 1 to February 20, 2025	29,807	$79.82	29,807	$63,438
Total	158,177		158,177	$—

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
February 21 to February 28, 2025	85,971	$76.25	85,971	243,444
March 1 to March 31, 2025	681,295	$73.39	681,295	193,444
Total	767,266		767,266	$193,444

On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 925,443 shares in 2025 for a total cost of $69.2 million. As of March 31, 2025, we were authorized to repurchase shares up to $193.4 million.
Under the Company's previously authorized $200 million stock repurchase program authorized on October 25, 2021, the Company has repurchased 1,649,081 shares for a total cost of $136.5 million as of March 31, 2025. Of this, 158,177 shares were repurchased in 2025 for $12.6 million, 182,901 shares were repurchased in 2024 for $14.5 million, 1,022,717 shares were repurchased in 2022 for $85.1 million and 285,286 shares were repurchased in 2021 for $24.3 million. There are no remaining shares under this plan as a result of the Board of Directors authorization of the $250 million plan on February 21, 2025, as detailed above.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10(l)(xviii)	Form of Performance Stock Unit Award Agreement
10(l)(xix)	Form of Restricted Stock Unit Award Agreement
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 30, 2025	By	/s/ Robert D. Starr
Robert D. Starr Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)