Form 10-Q
period 2025-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2025-07-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 29.5 million shares of Class A Common Stock outstanding as of July 15, 2025.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$311,399	$331,994	$600,173	$645,324
Cost of goods sold	213,892	219,611	406,180	424,255

Gross profit	97,507	112,383	193,993	221,069
Selling, general, and administrative expenses	58,502	55,515	112,314	110,350
Technical and research expenses	12,552	11,860	24,448	24,525
Restructuring expenses, net	4,183	2,103	6,698	4,312

Operating income	22,270	42,905	50,533	81,882
Interest expense/(income), net	5,150	2,950	8,805	6,269
Other expense/(income), net	3,534	5,657	4,517	2,675

Income before income taxes	13,586	34,298	37,211	72,938
Income tax expense	4,254	9,578	10,530	20,849

Net income	9,332	24,720	26,681	52,089
Net income attributable to the noncontrolling interest	149	96	143	174
Net income attributable to the Company	$9,183	$24,624	$26,538	$51,915

Earnings per share attributable to Company shareholders - Basic	$0.31	$0.79	$0.87	$1.66

Earnings per share attributable to Company shareholders - Diluted	$0.31	$0.79	$0.87	$1.66

Shares of the Company used in computing earnings per share:
Basic	29,928	31,242	30,373	31,225

Diluted	30,090	31,342	30,535	31,316

Dividends declared per Class A share	$0.27	$0.26	$0.54	$0.52
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$9,332	$24,720	$26,681	$52,089

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	40,149	(17,137)	53,272	(28,968)
Pension settlement/curtailment	(3,200)	—	(1,600)	—
Amortization of pension liability adjustments:
Prior service credit	(37)	(38)	(74)	(76)
Net actuarial loss	306	176	593	354
Payments and amortization related to interest rate swaps included in earnings	(79)	(4,180)	(271)	(8,218)
Derivative valuation adjustment	(101)	439	(594)	1,633

Income taxes related to items of other comprehensive income/(loss):
Pension settlement/curtailment	844	—	422	—
Amortization of prior service credit	12	11	23	22
Amortization of net actuarial loss	(93)	(53)	(181)	(107)
Payments and amortization related to interest rate swaps included in earnings	20	1,001	34	2,023
Derivative valuation adjustment	38	(100)	74	(402)
Comprehensive income	47,191	4,839	78,379	18,350
Comprehensive income attributable to the noncontrolling interest	304	(270)	88	(146)
Comprehensive income attributable to the Company	$46,887	$5,109	$78,291	$18,496
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$106,689	$115,283
Accounts receivable, net	263,132	246,688
Contract assets, net	184,961	166,557
Inventories	161,862	145,845
Income taxes prepaid and receivable	18,240	19,187
Prepaid expenses and other current assets	40,221	37,132
Total current assets	775,105	730,692

Property, plant and equipment, net	578,579	563,431
Intangibles, net	37,401	38,127
Goodwill	184,333	176,261
Deferred income taxes	35,741	28,757
Other assets	112,294	111,428
Total assets	$1,723,453	$1,648,696

Liabilities and Shareholders' Equity
Accounts payable	$96,788	$66,095
Accrued liabilities	121,330	141,904
Current maturities of long-term debt	—	—
Income taxes payable	2,644	18,367
Total current liabilities	220,762	226,366

Long-term debt	444,686	318,531
Other noncurrent liabilities	144,622	138,830
Deferred taxes and other liabilities	19,274	16,022
Total liabilities	829,344	699,749

Commitments and Contingencies (Note 17)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 40,983,660 issued in 2025 and 40,917,539 in 2024	41	41
Additional paid in capital	456,587	452,933
Retained earnings	1,075,934	1,065,763
Accumulated items of other comprehensive income:
Translation adjustments	(125,584)	(181,555)
Pension and postretirement liability adjustments	(17,845)	(14,328)
Derivative valuation adjustment	(863)	(106)
Treasury stock (Class A), at cost; 11,515,604 shares in 2025 and 9,844,746 in 2024	(499,658)	(379,210)
Total shareholders' equity	888,612	943,538
Noncontrolling interest	5,497	5,409
Total equity	894,109	948,947
Total liabilities and shareholders' equity	$1,723,453	$1,648,696
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$26,681	$52,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,085	41,247
Amortization	2,957	3,446
Change in deferred taxes and other liabilities	(2,761)	(2,391)
Impairment of property, plant and equipment	(66)	120
Non-cash interest expense	513	513
Compensation and benefits paid or payable in Class A Common Stock	3,654	4,243
Provision/(recovery) for credit losses from uncollected receivables and contract assets	1,021	(174)
Foreign currency remeasurement loss/(gain) on intercompany loans	7,171	(2,580)
Fair value adjustment on foreign currency contracts	—	3,109
Gain on sale of assets	(1,566)	(512)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(4,490)	4,929
Contract assets	(15,329)	(8,435)
Inventories	(8,179)	3,062
Prepaid expenses and other current assets	(2,565)	(2,454)
Income taxes prepaid and receivable	743	873
Accounts payable	26,878	17,679
Accrued liabilities	(23,314)	(15,367)
Income taxes payable	(17,191)	(5,599)
Noncurrent receivables	(201)	(379)
Other noncurrent liabilities	(2,927)	(924)
Other, net	3,719	494
Net cash provided by operating activities	34,833	92,989

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,526)	(46,616)
Purchased software	(1,005)	(40)
Proceeds received from sale of assets	3,243	1,029
Net cash used in investing activities	(27,288)	(45,627)

Cash flows from financing activities:
Proceeds from borrowings	171,995	43,282
Principal payments on debt	(58,046)	(122,828)
Purchase of Treasury shares	(120,448)	—
Taxes paid in lieu of share issuance	(1,316)	(2,446)
Dividends paid	(16,693)	(16,233)
Net cash used in financing activities	(24,508)	(98,225)

Effect of exchange rate changes on cash and cash equivalents	8,369	(6,118)

Decrease in cash and cash equivalents	(8,594)	(56,981)
Cash and cash equivalents at beginning of period	115,283	173,420
Cash and cash equivalents at end of period	$106,689	$116,439
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

Index
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
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine). AEC net sales to SAFRAN were $44.4 million and $51.2 million for the three months ended June 30, 2025 and 2024, respectively and $83.8 million and $101.3 million in the first six months of 2025 and 2024, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $67.5 million and $85.8 million as of June 30, 2025 and December 31, 2024, respectively.
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

Index
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements along with other segment data:
Reconciliation of Net Revenues to Operating Income(loss):

	Three Months Ended June 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$180,926	$130,473	$—	$311,399
Cost of goods sold	$97,167	$116,725	$—	$213,892
Gross profit	$83,759	$13,748	$—	$97,507
Selling, general and administrative expenses	$35,669	$11,777	$11,056	$58,502
Technical and research expenses	$7,373	$4,125	$1,054	$12,552
Restructuring expenses, net	$3,015	$520	$648	$4,183
Operating income/(loss)	$37,702	$(2,674)	$(12,758)	$22,270

	Three Months Ended June 30, 2024
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$193,578	$138,416	$—	$331,994
Cost of goods sold	$104,705	$114,906	$—	$219,611
Gross profit	$88,873	$23,510	$—	$112,383
Selling, general and administrative expenses	$30,569	$12,786	$12,160	$55,515
Technical and research expenses	$7,504	$4,356	$—	$11,860
Restructuring expenses, net	$1,066	$922	$115	$2,103
Operating income/(loss)	$49,734	$5,446	$(12,275)	$42,905

	Six Months Ended June 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$355,623	$244,550	$—	$600,173
Cost of goods sold	$191,962	$214,218	$—	$406,180
Gross profit	$163,661	$30,332	$—	$193,993
Selling, general and administrative expenses	$68,550	$21,903	$21,861	$112,314
Technical and research expenses	$14,616	$7,799	$2,033	$24,448
Restructuring expenses, net	$4,362	$1,688	$648	$6,698
Operating income/(loss)	$76,133	$(1,058)	$(24,542)	$50,533

	Six Months Ended June 30, 2024
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$378,795	$266,529	$—	$645,324
Cost of goods sold	$205,267	$218,988	$—	$424,255
Gross profit	$173,528	$47,541	$—	$221,069
Selling, general and administrative expenses	$63,336	$24,326	$22,688	$110,350
Technical and research expenses	$15,024	$9,501	$—	$24,525
Restructuring expenses, net	$1,087	$3,110	$115	$4,312
Operating income/(loss)	$94,081	$10,604	$(22,803)	$81,882

Index
Schedule of Depreciation and Amortization Expenses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization
Machine Clothing	$7,973	$8,498	$15,679	$17,009
Albany Engineered Composites	13,455	13,601	26,750	27,104
Corporate	323	290	613	580
Consolidated depreciation and amortization	$21,751	$22,389	$43,042	$44,693

Reconciliation of Operating Income to Income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Operating income
Machine Clothing	$37,702	$49,734	$76,133	$94,081
Albany Engineered Composites	(2,674)	5,446	(1,058)	10,604
Corporate	(12,758)	(12,275)	(24,542)	(22,803)
Consolidated Operating income	$22,270	$42,905	$50,533	$81,882
Reconciling items:
Interest income	(1,405)	(959)	(3,043)	(2,082)
Interest expense	6,555	3,909	11,848	8,351
Other (income)/expense, net	3,534	5,657	4,517	2,675
Income before income taxes	$13,586	$34,298	$37,211	$72,938

Certain prior year amounts have been reclassified in order to conform to current year presentation. Global information system costs previously included in Corporate expenses are allocated to the segments. Management believes this presentation better reflects the performance of the segments and is how management will review segment performance on a going forward basis. For the three months ended June 30, 2025, Selling, general and administrative expenses include global information system costs of $3.9 million, $3.8 million, and $0.9 million for MC, AEC and Corporate, respectively. For the three months ended June 30, 2024, Selling, general and administrative expenses include global information system costs of $3.9 million, $4.0 million, and $0.2 million for MC, AEC and Corporate, respectively. For the six months ended June 30, 2025, Selling, general and administrative expenses include global information system costs of $7.9 million, $7.7 million, and $1.3 million for MC, AEC and Corporate, respectively. For the six months ended June 30, 2024, Selling, general and administrative expenses include global information system costs of $7.7 million, $8.0 million, and $0.6 million for MC, AEC and Corporate, respectively.

The following table presents assets by reportable segment:

(in thousands)	June 30, 2025	December 31, 2024
Segment assets
Machine Clothing	$641,199	$600,603
Albany Engineered Composites	$769,069	$736,306
Reconciling items:
Cash	$106,689	$115,283
Income taxes prepaid and receivable, and Deferred income taxes	53,981	47,944
Prepaid expenses and other current assets, and Other assets	152,515	148,560
Consolidated total assets	$1,723,453	$1,648,696

Index

The following table presents capital expenditures by reportable segment:

	Six months ended June 30,
(in thousands)	2025	2024
Capital expenditures and purchased software
Machine Clothing	$13,010	$12,092
Albany Engineered Composites	17,521	34,564
Total capital expenditures and purchased software	$30,531	$46,656

3. Revenue Recognition:
Products and services provided under long-term contracts represent a significant portion of revenues in the Albany Engineered Composites segment and we account for these contracts over time, primarily using the percentage of completion (actual cost to estimated cost) method. That method requires significant judgment and estimation, which could be materially different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs. Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead rates, material costs, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The cumulative changes in the estimated profitability of long-term contracts decreased operating income by $7.2 million during the second quarter of 2025 and $14.2 million for the first six months of 2025. The negative cumulative change in profitability during the second quarter of 2025 was primarily driven by a few large complex programs, including $8.1 million for various CH-53K programs, $0.8 million on our F-35 program, offset by a gain of $1.6 million on our Gulfstream program and a $0.1 million, net gain on all other programs. The negative cumulative change in profitability during the six months ended June 2025 was driven by $10.1 million for various CH-53K programs, $2.1 million on our F-35 program, and $2.0 million, net on all other programs. Adjustments in the estimated profitability of long-term contracts decreased operating income by $5.0 million during the second quarter of 2024 and $7.6 million for the first six months of 2024.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2025:

	Three months ended June 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$179,904	$1,022	$180,926

Albany Engineered Composites:
ASC	—	44,846	44,846
Other AEC	3,060	82,567	85,627
Total Albany Engineered Composites	$3,060	$127,413	$130,473

Total revenues	$182,964	$128,435	$311,399
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2024:

Index

	Three months ended June 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$192,596	$982	$193,578

Albany Engineered Composites:
ASC	—	50,292	50,292
Other AEC	6,008	82,116	88,124
Total Albany Engineered Composites	6,008	132,408	138,416

Total revenues	$198,604	$133,390	$331,994

The following table disaggregates revenue for each product group by timing of revenue recognition for the six months ended June 30, 2025

	Six months ended June 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$353,580	$2,043	$355,623

Albany Engineered Composites:
ASC	—	83,766	83,766
Other AEC	7,137	153,647	160,784
Total Albany Engineered Composites	7,137	237,413	244,550

Total revenues	$360,717	$239,456	$600,173

The following table disaggregates revenue for each product group by timing of revenue recognition for the six months ended June 30, 2024

	Six months ended June 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$376,831	$1,964	$378,795

Albany Engineered Composites:
ASC	—	100,031	100,031
Other AEC	11,766	154,732	166,498
Total Albany Engineered Composites	11,766	254,763	266,529

Total revenues	$388,597	$256,727	$645,324

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

Index

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Americas PMC	$87,488	$88,533	$170,334	$172,034
Eurasia PMC	71,161	78,519	139,358	154,709
Engineered Fabrics	22,277	26,526	45,931	52,052
Total Machine Clothing Net revenues	$180,926	$193,578	$355,623	$378,795
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.0 billion and $1.1 billion as of June 30, 2025 and 2024, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2025, we expect to recognize as revenue approximately $84.6 million during 2025, $153.7 million during 2026, $142.1 million during 2027, and the remainder thereafter.

4. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the six months ended June 30, 2025 and 2024, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost/(income):
Service cost	$552	$986	$20	$23
Interest cost	2,947	3,043	707	709
Expected return on assets	(2,250)	(2,698)	—	—
Curtailment cost/(income)	(3,770)	—	—	—
Settlement cost/(income)	2,170	—	—	—
Amortization of prior service cost/(income)	(13)	(14)	(61)	(62)
Amortization of net actuarial loss	609	372	(16)	(18)
Net periodic benefit cost/(credit)	$245	$1,689	$650	$652
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the first six months of 2025, we took action to settle certain pension plan liabilities related to an MC pension plan in Switzerland. This resulted in a net gain totaling $1.6 million related to curtailments and settlements. There were no material curtailments or settlements during the six months ended June 30, 2024.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

5. Restructuring
At MC, restructuring actions were taken in 2025 and 2024 to cease operations at five facilities.
For the three month ended June 30, 2025, these actions related to workforce reductions of $3.0 million. For the three month ended June 30, 2024, these actions related to workforce reductions and inventory write-off costs totaling $1.1 million.

Index
For the six month ended June 30, 2025, these actions related to workforce reductions, fixed asset impairments and related costs and inventory write-off costs of $6.1 million offset by a $1.8 million pension curtailment gain, For the six month ended June 30, 2024 these actions related to workforce reductions and write-off of inventory of $1.1 million.

At AEC, restructuring activities were related to reorganizational and workforce reduction costs, which resulted in restructuring expenses of $0.5 million for the three months ended June 30, 2025 and $0.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2025 and June 30, 2024, restructuring expenses were related to reductions in workforce and totaled $1.7 million and $3.1 million, respectively.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Machine Clothing	$3,015	$1,066	$4,362	$1,087
Albany Engineered Composites	520	922	1,688	3,110
Corporate expenses	648	115	648	115
Total	$4,183	$2,103	$6,698	$4,312
The following tables summarize charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Six months ended June 30, 2025	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$4,362	$5,399	$723	$(1,760)
Albany Engineered Composites	1,688	1,688	—	—
Corporate expenses	648	648	—	—
Total	$6,698	$7,735	$723	$(1,760)

Six months ended June 30, 2024	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$1,605	$1,087	$518	$—
Albany Engineered Composites	3,110	3,110	—	—
Corporate expenses	115	115	—	—
Total	$4,830	$4,312	$518	$—

The table below presents the year-to-date changes in restructuring liabilities for 2025 and 2024:

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments and other	June 30, 2025
Total termination and other costs	$4,996	$7,735	$(8,185)	$4,546

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments and other	June 30, 2024
Total termination and other costs	$—	$4,312	$(1,388)	$2,924

Index
6. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Currency transaction losses/(gains)	$5,654	$150	$8,806	$(1,142)
Derivative instruments losses/(gains)	(735)	4,391	(3,261)	4,273
Components of net periodic pension and postretirement cost other than service cost	(498)	664	323	1,332
Other	(887)	452	(1,351)	(1,788)
Total other (income)/expense, net	$3,534	$5,657	$4,517	$2,675
Other (income)/expense, net, included foreign currency related transactions which resulted in losses of $5.7 million and $8.8 million in the three and six months ended June 30, 2025, as compared to losses of $0.2 million and gains of $1.1 million in the same periods last year. These changes were the result of unrealized losses on intercompany loans. In addition, changes in the fair value of derivative instruments included gains of $0.7 million and $3.3 million in the three and six months ended June 30, 2025, as compared to losses of $4.4 million and $4.3 million for the three and six months ended June 30, 2024, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Other also included net gains of $1.6 million from the divestiture of Arcari during the three and six months ended June 30, 2025, offset by amortization of debt issuance costs and other non-operating expenses.

7. Income Taxes
The Company's effective income tax rate for the three and six months ended June 30, 2025 and 2024, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Effective income tax rate	31.3%	27.9%	28.3%	28.6%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions which cannot recognize a tax benefit with regard to their generated losses are excluded from the annual effective tax rate calculation and their taxes will be recorded discretely in each quarter.
Our 2025 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 31.3% and 27.9% for the three months ended June 30, 2025 and 2024, respectively. Our actual effective tax rates were 28.3% and 28.6% for the six months ended June 30, 2025 and 2024, respectively.
The effective tax rate for the three months ended June 30, 2025 included a net discrete tax benefit of $0.3 million. This discrete tax benefit is mostly attributable to the true-up for prior year's estimated taxes. The rate for the three months ended June 30, 2025 was higher than the three months ended June 30, 2024 mainly due to a significant favorable discrete tax adjustment in the quarter ended June 30, 2024 related to the release of uncertain tax positions as compared to the current period.
The effective tax rate for the six months ended June 30, 2025 included a net discrete tax benefit of $1.6 million. This discrete tax benefit is mostly attributable to the true-up for prior year's estimated taxes, a net decrease in valuation allowances and a net decrease in uncertain tax positions. The rate for the six months ended June 30, 2025 was lower than the six months ended June 30, 2024 mainly due to the favorable discrete tax adjustment related to a decrease in valuation allowance in the current period.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $2.4 million based on current estimates.

Index

8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except earnings per share)	2025	2024	2025	2024
Net income attributable to the Company	$9,183	$24,624	$26,538	$51,915

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	29,928	31,242	30,373	31,225
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	162	100	162	91

Weighted average number of shares used in calculating diluted net income per share	30,090	31,342	30,535	31,316

Net income attributable to the Company per share:
Basic	$0.31	$0.79	$0.87	$1.66
Diluted	$0.31	$0.79	$0.87	$1.66

9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2024 to June 30, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Foreign currency translation and other adjustments	55,971	(2,699)	(520)	52,752
Pension settlement/curtailment, net of tax	—	(1,178)	—	(1,178)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(237)	(237)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	360	—	360
Net current period other comprehensive income	55,971	(3,517)	(757)	51,697
June 30, 2025	$(125,584)	$(17,845)	$(863)	$(144,292)

Index
The table below presents changes in the components of AOCI for the period from December 31, 2023 to June 30, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Foreign currency translation and other adjustments	(29,403)	435	1,231	(27,737)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income, net of tax	—	—	(6,195)	(6,195)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income, net of tax	—	193	—	193
Net current period other comprehensive income	(29,403)	628	(4,964)	(33,739)
June 30, 2024	$(154,304)	$(16,718)	$4,115	$(166,907)
The components of AOCI that are reclassified to the Consolidated Statements of Income relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income that were affected for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
Interest (income)/expense, net related to interest rate swaps included in Income before taxes	$(79)	$(4,180)	$(271)	$(8,218)
Income tax effect	20	1,001	34	2,023
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(59)	$(3,179)	$(237)	$(6,195)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement/curtailment	$(3,200)	$—	$(1,600)	$0
Amortization of prior service credit	$(37)	$(38)	$(74)	$(76)
Amortization of net actuarial loss	306	176	593	354
Total pre-tax amount reclassified (a)	(2,931)	138	(1,081)	278
Income tax effect	763	(42)	264	(85)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(2,168)	$96	$(817)	$193

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4. Pensions and Other Postretirement Benefit Plans).

10. Noncontrolling Interests
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
On April 1, 2025, Heimbach sold its 85% controlling interest in Arcari to the minority shareholder and recorded a gain of $1.6 million included in Other (Income) expense on the sale. In connection with the sale, the corresponding value of

Index
the non-controlling interest was reduced to zero. The Company did not retain any ownership in Arcari as a result of the sale and accordingly there was no impact on operating results during the second quarter of 2025.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Six months ended June 30,
(in thousands, except percentages)	2025	2024
Net income of Albany Safran Composites (ASC)	$3,175	$1,841
Less: Return attributable to the Company's preferred holding	892	589
Net income of ASC available for common ownership	$2,283	$1,252
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$228	$125

Noncontrolling interest, beginning of year	$4,983	$5,423
Net income attributable to noncontrolling interest	228	125
Changes in other comprehensive income attributable to the noncontrolling interest	286	(304)
ASC Noncontrolling interest, end of interim period	$5,497	$5,244

Arcari Noncontrolling interest, end of interim period	$0	$562

Total Noncontrolling interest, end of interim period	$5,497	$5,806

11. Accounts Receivable
Accounts receivable, net includes Trade and other accounts receivable and Bank promissory notes, net of Allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2025 and December 31, 2024, Accounts receivable consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Trade and other accounts receivable	$248,700	$231,136
Bank promissory notes	19,771	19,637
Allowance for expected credit losses	(5,339)	(4,085)
Accounts receivable, net	$263,132	$246,688
As of June 30, 2025 and December 31, 2024, the Company had trade accounts receivable from SAFRAN of $68.0 million and $77.7 million, respectively.
As of June 30, 2025 and December 31, 2024, the Company did not have any Noncurrent receivables and related Allowance for expected credit losses.

12. Contract Assets and Liabilities
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
As of June 30, 2025 and December 31, 2024, Contract assets and Contract liabilities consisted of the following:

Index

(in thousands)	June 30, 2025	December 31, 2024
Contract assets	$185,884	$167,397
Allowance for expected credit losses	(923)	(840)
Contract assets, net	$184,961	$166,557

Contract liabilities	$8,458	$6,085
Contract assets, net increased $18.4 million during the six months ended June 30, 2025. The increase was primarily due to an increase in unbilled revenue, primarily related to commercial and defense programs. There were no impairment losses related to our Contract assets during the six months ended June 30, 2025 and June 30, 2024.
Contract liabilities increased $2.4 million for the period ended June 30, 2025 compared to December 31, 2024, primarily due to the amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognized from satisfied performance obligations. Revenue recognized for the six months ended June 30, 2025 and 2024 that was included in the Contract liability balance at the beginning of the year was $4.8 million and $3.8 million, respectively.

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
As of June 30, 2025 and December 31, 2024, Inventories consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$82,480	$76,559
Work in process	63,600	54,917
Finished goods	15,782	14,369
Total inventories	$161,862	$145,845

14. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of June 30, 2025 and December 31, 2024:

Index

	June 30, 2025
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(203)	$5
AEC Technology	10-15	6,531	(3,810)	2,721
AEC Intellectual property	15	1,250	(464)	786
AEC Customer relationships	8-15	69,561	(49,195)	20,366
Heimbach Developed technology	9	9,282	(2,217)	7,065
Total Finite-lived intangible assets		$86,832	$(55,889)	$30,943

Indefinite-lived intangible assets:
Heimbach Trade name		$6,458	$—	$6,458
MC Goodwill		69,901	—	69,901
AEC Goodwill		114,432	—	114,432
Total Indefinite-lived intangible assets:		$190,791	$—	$190,791

	December 31, 2024
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount

Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(197)	$11
AEC Technology	10-15	5,820	(3,140)	2,680
AEC Intellectual property	15	1,250	(422)	828
AEC Customer relationships	8-15	69,175	(47,283)	21,892
Heimbach Developed technology	9	8,547	(1,543)	7,004
Total Finite-lived assets		$85,000	$(52,585)	$32,415

Indefinite-lived intangible assets:
Heimbach Trade name		$5,712	$—	$5,712
MC Goodwill		63,988	—	63,988
AEC Goodwill		112,273	—	112,273
Total Indefinite-lived intangible assets:		$181,973	$—	$181,973

The changes in intangible assets, net and goodwill from December 31, 2024 to June 30, 2025, were as follows:

Index

(in thousands)	December 31, 2024	Other Changes	Amortization	Currency Translation	June 30, 2025
Finite-lived intangible assets:
AEC Trademarks and trade names	$11	$—	$(6)	$—	$5
AEC Technology	2,680	—	(308)	349	2,721
AEC Intellectual property	828	—	(42)	—	786
AEC Customer relationships	21,892	—	(1,751)	225	20,366
Heimbach Developed technology	7,004	(315)	(497)	873	7,065
Total Finite-lived intangible assets	$32,415	$(315)	$(2,604)	$1,447	$30,943

Indefinite-lived intangible assets:
Heimbach Trade name	$5,712	$—	$—	$746	$6,458
MC Goodwill	63,988	—	—	5,913	69,901
AEC Goodwill	112,273	—	—	2,159	114,432
Total Indefinite-lived assets:	$181,973	$—	$—	$8,818	$190,791

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.
In the second quarter of 2025, management applied the qualitative assessment approach in performing its annual evaluation of goodwill for the Company's Machine Clothing reporting unit and AEC reporting unit and concluded that each reporting unit’s fair value continued to exceed its carrying value. Accordingly, no impairment charges were recorded.

15. Financial Instruments
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	June 30, 2025	December 31, 2024
Borrowings under the Amended Credit Agreement (1)
USD borrowings	$339,000	$225,000
EUR borrowings	105,686	93,485
Foreign bank debt	—	46
Total bank debt	444,686	318,531
Less: Current maturities of long-term debt	—	—
Long-term debt	$444,686	$318,531
(1) The credit facility matures in August 2028. At the end of June 30, 2025 and December 31, 2024, the USD interest rate in effect was 5.92% and 5.77%, respectively, including the effect of interest rate swaps; at the end of June 30, 2025 and December 31, 2024, the EUR interest rate in effect was 3.72% and 4.09%, respectively, including the effect of interest rate swaps.

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
As of June 30, 2025, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR plus the spread, which was 1.625%.
As of June 30, 2025, there was $444.7 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $355.3 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
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
As of June 30, 2025, our leverage ratio was 1.63 to 1.00 and our interest coverage ratio was 10.51 to 1.00. As of June 30, 2025, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
These interest rate swaps are accounted for as a hedge of future cash flows, as further described in Note 16, Fair-Value Measurements. No cash collateral was received or pledged in relation to the swap agreements.

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

Index
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
We had no Level 3 financial assets or liabilities at June 30, 2025 or at December 31, 2024, other than certain pension assets as indicated in our December 31, 2024 Annual Report on Form 10-K.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2025		December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$14,725	$—	$11,273	$—
Foreign currency option contracts	—	—	—	—
Foreign currency forward contracts	—	—	—	—
Other Assets:
Common stock of unaffiliated foreign public company (a)	731	—	631	—
Interest rate swaps	—		—	149
Liabilities:
Other Non-Current Liabilities
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	(969)	—	(218)
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of June 30, 2025, these interest rate swaps were determined to be highly effective hedges of interest rate cashflow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(0.3) million for the six months ended June 30, 2025 and $(8.2) million for the six months ended June 30, 2024.
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

Index
and by monitoring the currency exchange and interest rate markets while reviewing the hedging risks and contracts to ensure compliance with our internal guidelines and policies.
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(735)	$4,391	$(3,261)	$4,273

17. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,660 claims as of June 30, 2025.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2024	3,606	10	50	3,646	$13
For the period ended June 30, 2025	3,646	19	33	3,660	$105
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2025, we had resolved, by means of settlement or dismissal, 38,070 claims at a total cost of $10.8 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,675 claims as of June 30, 2025, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

18. Changes in Shareholders’ Equity
The following table summarizes changes in Shareholders’ Equity for the period December 31, 2024 to June 30, 2025:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income	—	—	—	17,355	—	—	—	(6)	17,349
Compensation and benefits paid or payable in shares	56	—	2,651	—	—	—	—	—	2,651
Purchase of Treasury shares (a)	—	—	—	—	—	925	(69,153)	—	(69,153)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(8,262)	—	—	—	—	(8,262)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	17,136	—	—	(122)	17,014
Pension and postretirement liability adjustments	—	—	—	—	(2,662)	—	—	—	(2,662)
Derivative valuation adjustment and other	—	—	—	7	(635)	—	—	—	(628)
March 31, 2025	40,973	$41	$455,584	$1,074,863	$(182,150)	10,770	$(448,363)	$5,193	$905,168
Net income	—	—	—	9,183	—	—	—	149	9,332
Compensation and benefits paid or payable in shares	—	—	243	—	—	—	—	—	243
Shares issued to Directors'	11	—	760	—	—	—	—	—	760
Purchase of Treasury shares (a)	—	—	—	—	—	746	(51,295)	—	(51,295)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(8,024)	—	—	—	—	(8,024)
Cumulative translation adjustments	—	—	—	—	38,835	—	—	67	38,902
Pension and postretirement liability adjustments	—	—	—	—	(855)	—	—	—	(855)
Derivative valuation adjustment and other	—	—	—	(88)	(122)	—	—	88	(122)
June 30, 2025	40,984	$41	$456,587	$1,075,934	$(144,292)	11,516	$(499,658)	$5,497	$894,109

The following table summarizes changes in Shareholders’ Equity for the period December 31, 2023 to June 30, 2024:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	27,291	—	—	—	78	27,369
Compensation and benefits paid or payable in shares	42	—	810	—	—	—	—	—	810
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,122)	—	—	—	—	(8,122)
Cumulative translation adjustments	—	—	—	—	(12,116)	—	—	46	(12,070)
Pension and postretirement liability adjustments	—	—	—	—	382	—	—	—	382
Derivative valuation adjustment	—	—	—	—	(2,124)	—	—	—	(2,124)
March 31, 2024	40,898	$41	$449,028	$1,030,111	$(147,026)	9,662	$(364,665)	$6,076	$973,565
Net income	—	—	—	24,624	—	—	—	96	24,720
Compensation and benefits paid or payable in shares	—	—	2,530	—	—	—	—	—	2,530
Options exercised	—	—	—	—	—	—	—	—	—
Shares issued to Directors'	10	—	903	—	—	—	—	—	903
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,123)	—	—	—	—	(8,123)
Cumulative translation adjustments	—	—	—	—	(17,287)	—	—	(366)	(17,653)
Pension and postretirement liability adjustments	—	—	—	—	246	—	—	—	246
Derivative valuation adjustment	—	—	—	—	(2,840)	—	—	—	(2,840)
June 30, 2024	40,908	$41	$452,461	$1,046,612	$(166,907)	9,662	$(364,665)	$5,806	$973,348

(a)In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaced the 2021 authorization. In 2025, the Company repurchased 1,670,858 shares totaling $120.4 million including excise taxes and fees.

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
•Potential adverse outcomes from current or future patent infringement claims could materially affect our business operations and financial condition;
•Costs associated with defending or settling intellectual property disputes could be significant;
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
•Rapid advancements in artificial intelligence may introduce unforeseen regulatory, ethical, and operational challenges;
•Integration of AI technologies may involve data privacy, security, and compliance risks;
•Evolving legal frameworks around AI and IP protection could impact our competitive position and innovation strategies;
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

Machine Clothing Segment

The MC segment expects revenues to continue to decline for publication grade paper and continued softness in Asia into 2025 and beyond, however, we see an offsetting effect due to growth in demand across Europe for packaging, and to a lesser degree, tissue grade products. The MC segment's backlog continues to be stable.
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

Albany Engineered Composites Segment

The AEC segment continues to ramp-up production levels on commercial, defense, and space programs. In the first six months of 2025, the Company updated its labor, material input and scrap assumptions and estimates of certain long-term programs that resulted in a negative cumulative change in estimated profitability in the amount of $7.2 million for the second quarter of 2025 and $14.2 million for the six months June 30, 2025. The negative cumulative change in profitability during the second quarter of 2025 was primarily driven by a few large complex programs, including $8.1 million for various CH-53K programs, $0.8 million on our F-35 program, offset by a gain of $1.6 million on our Gulfstream program and $0.1 million, net gain on all other programs. The negative cumulative change in profitability during the six months ended June 2025 was driven by $10.1 million for various CH-53K programs, $2.1 million on our F-35 program, and $2.0 million, net on all other programs.

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

Consolidated Results of Operations
Net Revenues
The following table summarizes our Net revenues by business segment:

	Three months ended June 30,			Six months ended June 30,
(in thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Machine Clothing	$180,926	$193,578	(6.5)%	$355,623	$378,795	(6.1)%
Albany Engineered Composites	130,473	138,416	(5.7)%	244,550	266,529	(8.2)%
Total	$311,399	$331,994	(6.2)%	$600,173	$645,324	(7.0)%
The following tables provide a comparison of 2025 Net revenues, excluding currency translation effects, to 2024 Net revenues:

(in thousands, except percentages)	Net revenues as reported, Q2 2025	(Decrease)/ increase due to changes in currency translation rates	Q2 2025 revenues on same basis as Q2 2024 currency translation rates	Net revenues as reported, Q2 2024	% Change compared to Q2 2024, excluding currency rate effects
Machine Clothing	$180,926	$(3,002)	$177,924	$193,578	(8.1)%
Albany Engineered Composites	130,473	(923)	129,550	138,416	(6.4)%
Total	$311,399	$(3,925)	$307,474	$331,994	(7.4)%

(in thousands, except percentages)	Net revenues as reported, YTD 2025	(Decrease)/ increase due to changes in currency translation rates	YTD 2025 revenues on same basis as 2024 currency translation rates	Net revenues as reported, YTD 2024	% Change compared to 2024, excluding currency rate effects
Machine Clothing	$355,623	$(509)	$355,114	$378,795	(6.3)%
Albany Engineered Composites	244,550	(437)	244,113	266,529	(8.4)%
Total	$600,173	$(946)	$599,227	$645,324	(7.1)%

Three Month Comparison
Net revenues for the three months ended June 30, 2025 decreased 6.2% compared to the three months ended June 30, 2024, primarily driven by reduced demand in Asia, an unplanned equipment downtime in one of our production facilities within MC and a decrease in Net revenues in AEC due to a reduction in certain commercial and space programs.
MC's Net revenues for the three months ended June 30, 2025 decreased 6.5% compared to the three months ended June 30, 2024 primarily driven by reduced demand in Asia and an unplanned equipment downtime in one of our production facilities. In addition, changes in currency translation rates had the effect of decreasing Net revenues $3.0 million.
AEC's Net revenues for the three months ended June 30, 2025 decreased 5.7% compared to the three months ended June 30, 2024, primarily driven by reductions on certain commercial and space programs, which was partially offset by higher revenues on CH-53K and other programs. Changes in currency translation rates had the effect of decreasing Net revenues $0.9 million.
Six Month Comparison
Net revenues for the six months ended June 30, 2025 decreased 7.0% as compared to the six months ended June 30, 2024, primarily driven by reduced demand in Asia, an unplanned equipment downtime in one of our production facilities within MC and a decrease in Net revenues in AEC due to a reduction in certain commercial and space programs.

MC's Net revenues for the six months ended June 30, 2025 decreased 6.1% as compared to the six months ended June 30, 2024, primarily driven by reduced demand in Asia and an unplanned equipment downtime in one of our production facilities. In addition, changes in currency translation rates had the effect of decreasing Net revenues $0.5 million.
AEC's Net revenues for the six months ended June 30, 2025 decreased 8.2% as compared to the six months ended June 30, 2024, primarily driven by reductions on certain commercial and space programs, which was partially offset by higher revenues on CH-53K and other programs. Changes in currency translation rates had the effect of decreasing Net revenues $0.4 million.
Gross Profit
The following table summarizes Gross profit by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Machine Clothing	$83,759	$88,873	$163,661	$173,528
Albany Engineered Composites	13,748	23,510	30,332	47,541
Total	$97,507	$112,383	$193,993	$221,069
% of Net revenues	31.3%	33.9%	32.3%	34.3%
Three Month Comparison
The decrease in gross profit for the three months ended June 30,2025, as compared to the three months ended June 30, 2024, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment. Gross profit as a percentage of revenues by segment was as follows:
•MC's gross profit margin increased slightly from 45.9% in 2024 to 46.3% in 2025.
•AEC's gross profit margin decreased from 17.0% in 2024 to 10.5% in 2025, driven primarily by cumulative changes in the estimated profitability of long-term contracts, which decreased gross profit by $7.0 million in 2025, as compared to a decrease of $5.0 million in 2024.

Six Month Comparison
The decrease in gross profit for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment. Gross profit as a percentage of revenues by segment was as follows:
•MC's gross profit margin has increased slightly over the the prior year, from 45.8% in 2024 to 46.0% in 2025.
•AEC's gross profit margin decreased from 17.8% in 2024 to 12.4% in 2025, driven primarily by cumulative changes in the estimated profitability of long-term contracts, which decreased gross profit by $14.2 million in 2025, as compared to a decrease of $7.6 million during the six months ended June 30, 2024.
Selling, General, and Administrative ("SG&A")
The following table summarizes SG&A expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Machine Clothing	$35,669	$30,569	$68,550	$63,336
Albany Engineered Composites	11,777	12,786	21,903	24,326
Corporate expenses	11,056	12,160	21,861	22,688
Total	$58,502	$55,515	$112,314	$110,350
% of Net revenues	18.8%	16.7%	18.7%	17.1%

Three Month Comparison
Consolidated SG&A expenses increased 5.4% as compared to the three months ended June 30, 2024, as a percentage of Net revenues, SG&A expenses increased from 16.7% in 2024 to 18.8% in 2025.
•MC SG&A expenses increased $5.1 million as compared to the three months ended June 30, 2024, primarily resulting from increases in unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies (changes in currency translation rates), consulting costs and impacts of general inflationary pressures, offset by lower personnel-related costs.
•In AEC, SG&A expenses decreased $1.0 million, compared to the three months ended June 30, 2024 primarily driven by lower incentive compensation and personnel-related costs.
•Corporate SG&A expenses decreased $1.1 million, compared to the three months ended June 30, 2024 principally due to lower incentive compensation and personnel-related costs, offset by a increase in professional fees.
Six Month Comparison
Consolidated SG&A expenses increased 1.8% as compared to the six months ended June 30, 2024, as a percentage of Net revenues, SG&A expenses increased from 17.1% in 2024 to 18.7% in 2025.
•MC SG&A expenses increased $5.2 million as compared to the six months ended June 30, 2024, primarily resulting from increases in unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies (changes in currency translation rates), consulting costs and impacts of general inflationary pressures, offset by lower personnel-related costs.
•In AEC, SG&A expenses decreased $2.4 million, compared to the six months ended June 30, 2024 primarily driven by lower incentive compensation and personnel-related costs.
•Corporate SG&A expenses decreased marginally $0.8 million, compared to the six months ended June 30, 2024 principally due lower incentive compensation and personnel-related costs, offset by a increase in professional fees and information technology costs.
Technical and Research
The following table summarizes technical and research expenses by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Machine Clothing	$7,373	$7,504	$14,616	$15,024
Albany Engineered Composites	4,125	4,356	7,799	9,501
Corporate expenses	1,054	0	2,033	—
Total	$12,552	$11,860	$24,448	$24,525
% of Net revenues	4.0%	3.6%	4.1%	3.8%
Three Month Comparison
Consolidated Technical and research expenses increased 5.8% as compared to the three months ended June 30, 2024 and as a percentage of Net revenues increased from 3.6% in 2024 to 4.0% in 2025.
•MC Technical and research expenses decreased by $0.1 million as compared to the three months ended June 30, 2024 due to higher personnel and development related costs, offset by allocated costs to Corporate.
•AEC Technical and research expenses decreased by $0.2 million as compared to the three months ended June 30, 2024, due to increases in research material and labor costs, offset by allocated costs to Corporate.
•Corporate expenses in the three months ended June 30, 2025 relate primarily to new business ventures initiatives and allocated costs from MC and AEC in 2025.
Six Month Comparison
Consolidated Technical and research expenses remained relatively flat and increased by 0.3% compared to the six months ended June 30, 2024 and as a percentage of Net revenues increased from 3.8% in 2024 to 4.1% in 2025.

•MC Technical and research expenses decreased $0.4 million as compared to the six months ended June 30, 2024 primarily due to increased allocated costs to Corporate.
•AEC Technical and research expenses decreased $1.7 million as compared to the six months ended June 30, 2024, due to decreases in research material and labor costs and increased allocated costs to Corporate.
•Corporate expenses in the six months ended June 30, 2025 relate primarily to new business ventures initiatives and allocated costs from MC and AEC in 2025.
Restructuring Expense, net
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by Restructuring expense, net, of $4.2 million in the three months ended June 30, 2025, compared to $2.1 million in the three months ended June 30, 2024; and $6.7 million in the six months ended June 30, 2025, compared to $4.3 million in the six months ended June 30, 2024.
The following table summarizes Restructuring expenses, net by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Machine Clothing	$3,015	$1,066	$4,362	$1,087
Albany Engineered Composites	520	922	1,688	3,110
Corporate expenses	648	115	648	115
Consolidated total	$4,183	$2,103	$6,698	$4,312
At MC, restructuring actions were taken in 2025 and 2024 to cease operations at five facilities.
For the three month ended June 30, 2025, these actions related to workforce reductions. For the three month ended June 30, 2024, these actions related to workforce reductions and inventory write-off costs.
For the six month ended June 30, 2025, these actions related to workforce reductions, fixed asset impairments and related costs and inventory write-off costs of $6.1 million offset by a $1.8 million pension curtailment gain. For the six month ended June 30, 2024 these actions related to workforce reductions and write-off of inventory of $1.1 million.
At AEC, restructuring activities were related to reorganizational costs as well as a reduction in the workforce within AEC, which resulted in restructuring expenses of $0.5 million for the three months ended June 30, 2025 and $0.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2025 and June 30, 2024, restructuring expenses were related to reductions in workforce and totaled $1.7 million and $3.1 million, respectively.

Operating Income
The following table summarizes operating income/(loss) by business segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Machine Clothing	$37,702	$49,734	$76,133	$94,081
Albany Engineered Composites	(2,674)	5,446	(1,058)	10,604
Corporate expenses	(12,758)	(12,275)	(24,542)	(22,803)
Total	$22,270	$42,905	$50,533	$81,882
% of Net revenues	7.2%	12.9%	8.4%	12.7%

Changes in operating income were primarily attributable to the drivers noted above.
Other Earnings Items

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense, net	$5,150	$2,950	$8,805	$6,269
Other (income)/expense, net	3,534	5,657	4,517	2,675
Income tax expense	4,254	9,578	10,530	20,849
Net income attributable to the noncontrolling interest	149	96	143	174
Interest Expense, net
Interest expense, net, increased over the prior year primarily due to higher average debt balances, in part offset by a larger amount of interest income earned on cash equivalents during the current year. See Note 15. Financial Instruments in the Notes to Consolidated Financial Statements for further discussion of borrowings and interest rates.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions, which resulted in losses of $5.7 million and $8.8 million in the three and six months ended June 30, 2025, as compared to losses of $0.2 million and gains of $1.1 million in the same period last year. These changes were the result of unrealized losses on intercompany loans. In addition, changes in the fair value of derivative instruments included gains of $0.7 million and $3.3 million in the three and six months ended March 31, 2025, as compared to losses of $4.4 million and $4.3 million for the three and six months ended June 30, 2024, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Other (income)/expense, net, also included net gains of $1.6 million from the divestiture of Arcari during the three and six months ended June 30, 2025 along with amortization of debt issuance costs, and other non-operating expenses.
Effective Income Tax Rate

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Effective income tax rate	31.3%	27.9%	28.3%	28.6%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the second quarter of 2025 was 31.3%, higher compared to 27.9% for the same period in 2024, mainly due to favorable discrete tax adjustments in the prior period exceeding favorable discrete tax adjustments in the current period. For more information, see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements.
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

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and we continue to assess its impact.

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 58% and 59% of our consolidated revenues during the three and six months ended June 30, 2025. A summary of selected financial results for MC is as follows:
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net revenues	$180,926	$193,578	$355,623	$378,795
Gross profit	83,759	88,873	163,661	173,528
% of Net revenues	46.3%	45.9%	46.0%	45.8%
SG&A expenses	35,669	30,569	68,550	63,336
Technical and research expenses	7,373	7,504	14,616	15,024
Operating income	37,702	49,734	76,133	94,081
Net Revenues
For the three months ended June 30, 2025, Net revenues decreased $12.7 million or 6.5% as compared to the three months ended June 30, 2024, driven by reduced demand in Asia, and an unplanned equipment downtime in one of our production facilities. In addition, changes in currency translation rates had the effect of decreasing Net revenues $(3.0) million.
For the six months ended June 30, 2025, Net revenues decreased $23.2 million or 6.1% as compared to the six months ended June 30, 2024, driven by reduced demand in Asia, and an unplanned equipment downtime in one of our production facilities. In addition, changes in currency translation rates had the effect of decreasing Net revenues $0.5 million.
Gross Profit
For the three months ended June 30, 2025, Gross profit decreased by $5.1 million primarily the result of lower revenues during the second quarter of 2025, however the gross profit margin increased to 46.3% compared to 45.9% for the three months ended June 30, 2024.
For the six months ended June 30, 2025, Gross profit decreased by $9.9 million primarily the result of lower revenues during the six months of 2025, however, the gross profit margin increased 46.0% compared to 45.8% for the six months ended June 30, 2024.
Operating Income
For the three months ended June 30, 2025, Operating income decreased as compared to the first three months of 2024, decreasing $12.0 million or 24.2%. The weaker Gross profit performance was slightly offset by lower Technical and Research expenses. SG&A expenses increased $5.1 million as compared to 2024, primarily due to increases in unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies (changes in currency translation rates), consulting costs and impacts of general inflationary pressures, offset by lower personnel-related costs. Technical and research expenses decreased $0.1 million as compared to 2024 due to lower personnel and development costs, along with an increase in allocated costs to Corporate.
For the six months ended June 30, 2025, Operating income decreased as compared to the first six months of 2024, decreasing $17.9 million. The weaker Gross profit performance was impacted by higher SG&A expenses which increased $5.2 million as compared to 2024, primarily due to increases in unrealized gains and losses arising from the remeasurement of monetary assets and liabilities denominated in non-functional currencies (changes in currency translation rates), consulting costs and impacts of general inflationary pressures, offset by lower personnel-related costs. Technical and research expenses decreased $0.4 million as compared to 2024 due to lower personnel and development costs, along with an increase in allocated costs to Corporate. In addition, Restructuring expenses increased $0.6 million related to recent announcements to cease operations at multiple manufacturing facilities, further reducing Operating income.

Albany Engineered Composites ("AEC") Segment
The AEC segment accounted for 42% and 41% of our consolidated revenues during the three and six months ended June 30, 2025, respectively. A summary of selected financial results for AEC is as follows:
Review of Operations

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net revenues	$130,473	$138,416	$244,550	$266,529
Gross profit	13,748	23,510	30,332	47,541
% of Net revenues	10.5%	17.0%	12.4%	17.8%
SG&A expenses	11,777	12,786	21,903	24,326
Technical and research expenses	4,125	4,356	7,799	9,501
Operating income	(2,674)	5,446	(1,058)	10,604
Net Revenues
For the three months ended June 30, 2025, Net revenues decreased $7.9 million or 5.7% as compared to the three months ended June 30, 2024. This decrease is primarily driven by reductions on certain commercial and space programs, which was partially offset by higher revenues on CH-53K and other programs. Changes in currency translation rates had the effect of decreasing Net revenues $0.9 million.
For the six months ended June 30, 2025, Net revenues decreased $22.0 million or 8.2% as compared to the six months ended June 30, 2024. This decrease is primarily driven by reductions on certain commercial and space programs, which was partially offset by higher revenues on CH-53K and other programs. Changes in currency translation rates had the effect of decreasing Net revenues $0.4 million
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 34 percent and 40 percent of segment revenue for the first six months of 2025 and 2024, respectively.
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
Gross Profit
For the three months ended June 30, 2025, gross profit decreased $9.8 million as compared to the three months ended June 30, 2024, and as a percentage of revenues decreased from 17.0% in 2024 to 10.5% in 2025. This decrease in gross profit was driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $7.0 million in 2025 due to increased cost assumptions. For the three months ended June 30, 2024, adjustments in the estimated profitability of long-term contracts decreased gross profit $5.0 million.
For the six months ended June 30, 2025, gross profit decreased $17.2 million as compared to the six months ended June 30, 2024, and as a percentage of revenues decreased from 17.8% in 2024 to 12.4% in 2025. This decrease in gross profit was driven primarily by changes in the estimated profitability of long-term contracts, which decreased gross profit by $14.2 million in 2025 due to increased cost assumptions. For the six months ended June 30, 2024, adjustments in the estimated profitability of long-term contracts decreased gross profit $7.6 million.

Operating Income
For the three months ended June 30, 2025, Operating income decreased $8.1 million, principally due to reduced gross profit as noted above. This was offset by a decrease in SG&A expenses of $1.0 million, primarily driven by decreased incentive compensation and personnel-related costs. Technical and research expenses decreased $0.2 million compared to the three months ended June 30, 2024, attributable to decreases in research and material costs, combined with allocations to Corporate. Further, restructuring expenses decreased $0.4 million compared to the three months ended June 30, 2024.
For the six months ended June 30, 2025, Operating income decreased $11.7 million, principally due to reduced gross profit as noted above. This was offset by a decrease in SG&A expenses of $2.4 million, primarily driven by decreased incentive compensation and personnel-related costs. Technical and research expenses decreased $1.7 million compared to the six months ended June 30, 2024, attributable to decreases in research and material costs, combined with allocations to Corporate. Further, restructuring expenses decreased $1.4 million compared to the six months ended June 30, 2024.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2025	2024
Net income	$26,681	$52,089
Depreciation and amortization	43,042	44,693
Changes in working capital (a)	(24,434)	1,868
Changes in other noncurrent liabilities and deferred taxes	(5,688)	(3,315)
Other operating items	(4,768)	(2,346)
Net cash provided by operating activities	34,833	92,989
Net cash used in investing activities	(27,288)	(45,627)
Net cash used in financing activities	(24,508)	(98,225)
Effect of exchange rate changes on cash and cash equivalents	8,369	(6,118)
Decrease in cash and cash equivalents	(8,594)	(56,981)
Cash and cash equivalents at beginning of year	115,283	173,420
Cash and cash equivalents at end of period	$106,689	$116,439
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Net cash provided by operating activities during the six months ended June 30, 2025 was $34.8 million, compared to $93.0 million in the six months ended June 30, 2024. The decrease was primarily driven by a reduction in the gross profit of both segments, resulting in a lower net income compared to the first six months of 2024 and an increase in working capital.
Net cash used in investing activities included capital expenditures totaling $30.5 million and $46.6 million for the first six months ended June 30, 2025 and June 30, 2024, respectively, with investments focused on aerospace program support, continued maintenance capex and capital designed to improve operating efficiencies across the Company.
Net cash used in financing activities was $24.5 million for the six months ended June 30, 2025 as compared to net cash used of $98.2 million for the six months ended June 30, 2024. During 2025 we had net borrowings of $113.9 million as compared to net repayments of $79.6 million in the prior year. Additionally, the Company repurchased $120.4 million of share repurchases and paid dividends of $16.7 million in the first six months of 2025.

Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below.
Under our $800 million unsecured committed Amended Credit Agreement, $444.7 million of borrowings were outstanding as of June 30, 2025.
As of June 30, 2025, we had cash and cash equivalents of $106.7 million and borrowing capacity under our Amended Credit Agreement of $355.3 million, for a total liquidity of approximately $462.0 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months. For more information on credit agreements, see Note 15. Financial Instruments in the Notes to Consolidated Financial Statements.
As of June 30, 2025, $85.3 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $140.0 million, as of June 30, 2025 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the six months ended June 30, 2025, we paid $16.7 million in dividends and repurchased 1,670,858 shares for a total cost including excise taxes and fees of $120.4 million.
Earlier this year, the Company announced that it will be consolidating its corporate headquarters in Portsmouth, NH. This change impacts approximately 100 employees, will take place over the next year and a half, and will cost an estimated $7.0 million over that period related to retention, relocation, severance, and professional costs.

Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $10 million. There were no material changes in the Company’s off-balance sheet arrangements during the second quarter of 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $586.3 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $58.6 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $143.4 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $14.6 million of foreign currency assets as of June 30, 2025. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $1.5 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On June 30, 2025, we had the following unhedged variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (due in 2028):
USD borrowings (end of period all-in interest rate of 6.0%)	214,000
EUR borrowings (end of period all-in interest rate of 3.5%)	52,843
Foreign bank debt	0
Total	$266,843

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $2.6 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. See Note 15. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information set forth above under Note 17. Commitments and Contingencies in Item 1, Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended June 30, 2025

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
April 1 to April 30, 2025	—	—	—	193,444
May 1 to May 31, 2025	422,279	66.46	422,279	165,381
June 1 to June 30, 2025	323,136	67.88	323,136	143,445
Total	745,415	67.08	745,415	$143,445

On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 1,670,858 shares in 2025 for a total cost including excise taxes and fees.of $120.4 million. As of June 30, 2025, we were authorized to repurchase shares up to $143.4 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
10(u)(x)	Voluntary Separation Agreement and General Release, dated May 16, 2025, between the Company and Robert Starr.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: July 30, 2025	By	/s/ Jairaj Chetnani
Jairaj Chetnani Chief Financial Officer, Vice President Investor Relations and Treasurer (Principal Financial Officer)