Form 10-Q
period 2025-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2025-11-06
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 1-10026

ALBANY INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

325 Corporate Drive, Portsmouth, New Hampshire

(Address of principal executive offices)

14-0462060

(IRS Employer Identification No.)

03801

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 28.7 million shares of Class A Common Stock outstanding as of October 15, 2025.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$261,434	$298,386	$861,607	$943,710
Cost of goods sold	311,372	208,002	717,552	632,257

Gross profit/(loss)	(49,938)	90,384	144,055	311,453
Selling, general, and administrative expenses	51,905	52,097	164,219	162,447
Technical and research expenses	11,467	10,844	35,915	35,369
Restructuring expenses, net	3,197	2,272	9,895	6,584

Operating income/(loss)	(116,507)	25,171	(65,974)	107,053
Interest expense/(income), net	5,897	2,411	14,702	8,680
Other expense/(income), net	(347)	3,257	4,170	5,932

Income (loss) before income taxes	(122,057)	19,503	(84,846)	92,441
Income tax expense/(benefit)	(24,419)	1,282	(13,889)	22,131

Net income/(loss)	(97,638)	18,221	(70,957)	70,310
Net income/(loss) attributable to the noncontrolling interest	122	192	265	366
Net income/(loss) attributable to the Company	$(97,760)	$18,029	$(71,222)	$69,944

Earnings per share attributable to Company shareholders - Basic	$(3.37)	$0.58	$(2.38)	$2.24

Earnings per share attributable to Company shareholders - Diluted	$(3.37)	$0.57	$(2.38)	$2.23

Shares of the Company used in computing earnings per share:
Basic	29,012	31,251	29,914	31,234

Diluted	29,012	31,367	29,914	31,333

Dividends declared per Class A share	$0.27	$0.26	$0.81	$0.78
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$(97,638)	$18,221	$(70,957)	$70,310

Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	2,676	16,211	55,948	(12,757)
Pension settlement/curtailment	—	—	(1,600)	—
Amortization of pension liability adjustments:
Prior service credit	(38)	(37)	(112)	(113)
Net actuarial loss	315	176	908	530
Payments and amortization related to interest rate swaps included in earnings	(53)	(2,675)	(324)	(10,893)
Derivative valuation adjustment	169	(1,238)	(425)	395

Income taxes related to items of other comprehensive income/(loss):
Pension settlement/curtailment	—	—	422	—
Amortization of prior service credit	11	13	34	35
Amortization of net actuarial loss	(97)	(55)	(278)	(162)
Payments and amortization related to interest rate swaps included in earnings	17	658	51	2,681
Derivative valuation adjustment	(7)	305	67	(97)
Comprehensive income/(loss)	(94,645)	31,579	(16,266)	49,929
Comprehensive income/(loss) attributable to the noncontrolling interest	212	(127)	300	(273)
Comprehensive income/(loss) attributable to the Company	$(94,857)	$31,706	$(16,566)	$50,202
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$108,310	$115,283
Accounts receivable, net	258,503	246,688
Contract assets, net	140,259	166,557
Inventories	159,664	145,845
Income taxes prepaid and receivable	33,037	19,187
Prepaid expenses and other current assets	40,758	37,132
Total current assets	740,531	730,692

Property, plant and equipment, net	573,233	563,431
Intangibles, net	36,098	38,127
Goodwill	184,291	176,261
Deferred income taxes	57,236	28,757
Other assets	110,205	111,428
Total assets	$1,701,594	$1,648,696

Liabilities and Shareholders' Equity
Accounts payable	$85,994	$66,095
Accrued liabilities	222,434	141,904
Income taxes payable	7,964	18,367
Total current liabilities	316,392	226,366

Long-term debt	480,631	318,531
Other noncurrent liabilities	140,764	138,830
Deferred taxes and other liabilities	18,800	16,022
Total liabilities	956,587	699,749

Commitments and Contingencies (Note 17)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 40,989,106 issued in 2025 and 40,917,539 in 2024	41	41
Additional paid in capital	460,294	452,933
Retained earnings	970,435	1,065,763
Accumulated items of other comprehensive income:
Translation adjustments	(123,189)	(181,555)
Pension and postretirement liability adjustments	(17,372)	(14,328)
Derivative valuation adjustment	(737)	(106)
Treasury stock (Class A), at cost; 12,325,515 shares in 2025 and 9,844,746 in 2024	(550,174)	(379,210)
Total shareholders' equity	739,298	943,538
Noncontrolling interest	5,709	5,409
Total equity	745,007	948,947
Total liabilities and shareholders' equity	$1,701,594	$1,648,696
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income/(loss)	$(70,957)	$70,310
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	61,577	61,813
Amortization	3,903	5,190
Change in deferred taxes and other liabilities	(21,864)	(7,552)
Impairment of property, plant and equipment	(390)	1,425
Non-cash interest expense	777	769
Contract loss provision	139,665	—
Compensation and benefits paid or payable in Class A Common Stock	9,882	4,438
Provision/(recovery) for credit losses from uncollected receivables and contract assets	553	40
Foreign currency remeasurement loss/(gain) on intercompany loans	7,587	2,263
Fair value adjustment on foreign currency contracts	—	1,105
Gain on sale of assets	(1,566)	(515)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	2,152	17,980
Contract assets	(7,952)	(15,194)
Inventories	(5,105)	5,918
Prepaid expenses and other current assets	(3,286)	2,768
Income taxes prepaid and receivable	(13,825)	2,602
Accounts payable	18,684	7,316
Accrued liabilities	(22,887)	(8,320)
Income taxes payable	(13,022)	(11,995)
Other noncurrent liabilities	(4,307)	(17)
Other, net	(847)	(359)
Net cash provided by operating activities	78,772	139,985

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,559)	(61,985)
Purchased software	(1,250)	(101)
Proceeds received from sale of assets	3,243	1,033
Net cash used in investing activities	(45,566)	(61,053)

Cash flows from financing activities:
Proceeds from borrowings	231,999	48,106
Repayment of borrowings	(82,044)	(142,691)
Purchase of Treasury shares	(170,964)	—
Taxes paid in lieu of share issuance	(2,521)	(2,832)
Dividends paid	(24,738)	(24,356)
Net cash used in financing activities	(48,268)	(121,773)

Effect of exchange rate changes on cash and cash equivalents	8,089	(3,357)

Decrease in cash and cash equivalents	(6,973)	(46,198)
Cash and cash equivalents at beginning of period	115,283	173,420
Cash and cash equivalents at end of period	$108,310	$127,222
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (FASB) issued guidance to improve the accounting for costs related to internal-use software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective in the first quarter of 2028 with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.

In November 2024, the FASB issued guidance to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. Additionally, on an annual and interim basis, a qualitative description is required for amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. The guidance also requires certain amounts that are currently required to be disclosed to be included in the same tabular disclosure as these disaggregation requirements. Furthermore, on an annual and interim basis, a public entity is required to separately disclose selling expenses and annually, disclose a description of the selling expenses. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. On an annual basis, the new guidance requires a public entity to disclose: (1) specific categories in the rate reconciliation, (2) additional information for reconciling items that are equal to or greater than 5% of the amount computed by multiplying income (or loss) from continuing operations before income tax expense (or benefit) by the applicable statutory income tax rate, (3) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, with foreign taxes disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid, (4) income (or loss) from continuing operations before income tax expense (or benefit)

Index
disaggregated between domestic and foreign, and (5) income tax expense (or benefit) from continuing operations disaggregated between federal (national), state and foreign. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted.

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
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements along with other segment data:
Reconciliation of Net Revenues to Operating Income(loss):

	Three Months Ended September 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$174,950	$86,484	$—	$261,434
Cost of goods sold	92,880	218,492	—	311,372
Gross profit	82,070	(132,008)	—	(49,938)
Selling, general and administrative expenses	30,291	12,218	9,396	51,905
Technical and research expenses	6,716	3,673	1,078	11,467
Restructuring expenses, net	1,960	113	1,124	3,197
Operating income/(loss)	$43,103	$(148,012)	$(11,598)	$(116,507)

Index

	Three Months Ended September 30, 2024
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$183,033	$115,353	$—	$298,386
Cost of goods sold	94,112	113,890	—	208,002
Gross profit	88,921	1,463	—	90,384
Selling, general and administrative expenses	32,048	11,923	8,126	52,097
Technical and research expenses	7,042	3,802	—	10,844
Restructuring expenses, net	2,207	34	31	2,272
Operating income/(loss)	$47,624	$(14,296)	$(8,157)	$25,171

	Nine Months Ended September 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$530,573	$331,034	$—	$861,607
Cost of goods sold	284,842	432,710	—	717,552
Gross profit	245,731	(101,676)	—	144,055
Selling, general and administrative expenses	98,841	34,121	31,257	164,219
Technical and research expenses	21,332	11,472	3,111	35,915
Restructuring expenses, net	6,322	1,801	1,772	9,895
Operating income/(loss)	$119,236	$(149,070)	$(36,140)	$(65,974)

	Nine Months Ended September 30, 2024
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$561,828	$381,882	$—	$943,710
Cost of goods sold	299,379	332,878	—	632,257
Gross profit	262,449	49,004	—	311,453
Selling, general and administrative expenses	95,384	36,249	30,814	162,447
Technical and research expenses	22,066	13,303	—	35,369
Restructuring expenses, net	3,294	3,144	146	6,584
Operating income/(loss)	$141,705	$(3,692)	$(30,960)	$107,053

Schedule of Depreciation and Amortization Expenses:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization
Machine Clothing	$8,604	$8,429	$24,283	$25,438
Albany Engineered Composites	13,479	13,596	40,229	40,700
Corporate	355	285	968	865
Consolidated depreciation and amortization	$22,438	$22,310	$65,480	$67,003

Reconciliation of Operating Income/(loss) to Income before income taxes:

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Operating income/(loss)
Machine Clothing	$43,103	$47,624	$119,236	$141,705
Albany Engineered Composites	(148,012)	(14,296)	(149,070)	(3,692)
Corporate	(11,598)	(8,157)	(36,140)	(30,960)
Consolidated Operating income/(loss)	$(116,507)	$25,171	$(65,974)	$107,053
Reconciling items:
Interest income/(loss)	(1,114)	(1,019)	(4,157)	(3,101)
Interest expense	7,011	3,430	18,859	11,781
Other (income)/expense, net	(347)	3,257	4,170	5,932
Income/(loss) before income taxes	$(122,057)	$19,503	$(84,846)	$92,441

Certain prior year amounts have been reclassified in order to conform to current year presentation. Global information system costs previously included in Corporate expenses are allocated to the segments. Management believes this presentation better reflects the performance of the segments and is how management will review segment performance on a going forward basis. For the three months ended September 30, 2025, Selling, general and administrative expenses include global information system costs of $4.9 million and $5.2 million for MC and AEC, respectively. For the three months ended September 30, 2024, Selling, general and administrative expenses include global information system costs of $3.9 million and $4.0 million for MC and AEC, respectively. For the nine months ended September 30, 2025, Selling, general and administrative expenses include global information system costs of $12.8 million and $13.0 million for MC and AEC, respectively. For the nine months ended September 30, 2024, Selling, general and administrative expenses include global information system costs of $11.6 million and $12.0 million for MC and AEC, respectively.

The following table presents assets by reportable segment:

(in thousands)	September 30, 2025	December 31, 2024
Segment assets
Machine Clothing	$625,460	$600,603
Albany Engineered Composites	726,588	736,306
Reconciling items:
Cash	108,310	115,283
Income taxes prepaid and receivable, and Deferred income taxes	90,273	47,944
Prepaid expenses and other current assets, and Other assets	150,963	148,560
Consolidated total assets	$1,701,594	$1,648,696

The following table presents capital expenditures by reportable segment:

	Nine months ended September 30,
(in thousands)	2025	2024
Capital expenditures and purchased software
Machine Clothing	$20,387	$17,184
Albany Engineered Composites	28,422	44,902
Total capital expenditures and purchased software	$48,809	$62,086

3. Revenue Recognition:

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
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) were $46.4 million and $40.9 million for the three months ended September 30, 2025 and 2024, respectively and $130.2 million and $142.2 million in the first nine months of 2025 and 2024, respectively. The total of Accounts receivable, Contract assets and Noncurrent receivables due from SAFRAN amounted to $67.6 million and $78.5 million as of September 30, 2025 and December 31, 2024, respectively.
Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead projections, material costs, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The cumulative changes in the estimated profitability of long-term contracts decreased revenue by $49.1 million and operating income by $150.9 million during the third quarter of 2025. Adjustments to the estimated profitability of long-term contracts decreased revenue by $67.6 million and operating income by $165.1 million for the first nine months of 2025. The decrease in profitability during the third quarter of 2025 was primarily driven by a few large complex programs, including adjustments of $147.3 million for various CH-53K programs, based on changes to material input costs, labor hours, and future overhead rates over the remainder of the contract. Additionally, we recorded negative cumulative changes in profitability of $0.2 million on our F-35 program, $0.9 million on our Gulfstream program and $2.6 million, net on all other programs. The negative cumulative change in profitability during the nine months ended September 30, 2025 was driven by $157.4 million for various CH-53K programs, $2.3 million on our F-35 program, and $5.5 million, net on all other programs. Adjustments in the estimated profitability of long-term contracts decreased operating income by $22.4 million during the third quarter of 2024 and $28.3 million for the first nine months of 2024.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2025:

	Three months ended September 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$173,929	$1,021	$174,950

Albany Engineered Composites:
ASC	—	44,873	44,873
Other AEC	3,084	38,527	41,611
Total Albany Engineered Composites	$3,084	$83,400	$86,484

Total revenues	$177,013	$84,421	$261,434
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2024:

Index

	Three months ended September 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$182,050	$983	$183,033

Albany Engineered Composites:
ASC	—	40,115	40,115
Other AEC	4,142	71,096	75,238
Total Albany Engineered Composites	$4,142	$111,211	$115,353

Total revenues	$186,192	$112,194	$298,386

The following table disaggregates revenue for each product group by timing of revenue recognition for the nine months ended September 30, 2025

	Nine months ended September 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$527,509	$3,064	$530,573

Albany Engineered Composites:
ASC	—	128,639	128,639
Other AEC	10,221	192,174	202,395
Total Albany Engineered Composites	$10,221	$320,813	$331,034

Total revenues	$537,730	$323,877	$861,607

The following table disaggregates revenue for each product group by timing of revenue recognition for the nine months ended September 30, 2024

	Nine months ended September 30, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$558,881	$2,947	$561,828

Albany Engineered Composites:
ASC	—	140,146	140,146
Other AEC	15,908	225,828	241,736
Total Albany Engineered Composites	$15,908	$365,974	$381,882

Total revenues	$574,789	$368,921	$943,710

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Americas PMC	$92,171	$86,408	$262,505	$258,442
Eurasia PMC	67,128	70,083	206,486	224,792
Engineered Fabrics	15,651	26,542	61,582	78,594
Total Machine Clothing Net revenues	$174,950	$183,033	$530,573	$561,828
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.1 billion and $1.1 billion as of September 30, 2025 and 2024, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2025, we expect to recognize as revenue approximately $51.0 million during 2025, $182.1 million during 2026, $165.5 million during 2027, and the remainder thereafter.

4. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the nine months ended September 30, 2025 and 2024, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost/(income):
Service cost	$836	$1,473	$30	$35
Interest cost	4,505	4,545	1,060	1,063
Expected return on assets	(3,427)	(4,030)	—	—
Curtailment cost/(income)	(3,770)	—	—	—
Settlement cost/(income)	2,170	—	—	—
Amortization of prior service cost/(income)	(20)	(20)	(92)	(93)
Amortization of net actuarial loss	932	556	(24)	(26)
Net periodic benefit cost/(credit)	$1,226	$2,524	$974	$979
The amount of net benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. In the first nine months of 2025, we took action to settle certain pension plan liabilities related to an MC pension plan in Switzerland, resulting in a net gain totaling $1.6 million related to curtailments and settlements. There were no material curtailments or settlements during the nine months ended September 30, 2024.
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
For the three months ended September 30, 2025, these actions related to workforce reductions of $2.0 million. For the three month ended September 30, 2024, these actions related to workforce reductions and inventory write-off costs totaling $2.2 million.

For the nine months ended September 30, 2025, these actions related to workforce reductions, fixed asset impairments and related costs and inventory write-off costs of $8.1 million offset by a $1.8 million pension curtailment

Index
gain. For the nine months ended September 30, 2024 these actions related to workforce reductions of $3.3 million, as well as charges of $1.3 million in costs of goods sold for the write-off of inventory.

At AEC, restructuring activities were related to reorganizational and workforce reduction costs, which resulted in restructuring expenses of $0.1 million for the three months ended September 30, 2025 and $0.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and September 30, 2024, restructuring expenses were related to reductions in workforce and totaled $1.8 million and $3.1 million, respectively.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Machine Clothing	$1,960	$2,207	$6,322	$3,294
Albany Engineered Composites	113	34	1,801	3,144
Corporate expenses	1,124	31	1,772	146
Total	$3,197	$2,272	$9,895	$6,584
The following tables summarize charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Nine months ended September 30, 2025	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$6,322	$7,359	$723	$(1,760)
Albany Engineered Composites	1,801	1,801	—	—
Corporate expenses	1,772	1,772	—	—
Total	$9,895	$10,932	$723	$(1,760)

Nine months ended September 30, 2024	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$4,581	$3,294	$1,287	$—
Albany Engineered Composites	3,144	3,144	—	—
Corporate expenses	146	146	—	—
Total	$7,871	$6,584	$1,287	$—

The table below presents the year-to-date changes in restructuring liabilities for 2025 and 2024:

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments and other	September 30, 2025
Total restructuring and other liabilities	$4,996	$10,932	$(12,622)	$3,306

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments and other	September 30, 2024
Total restructuring and other liabilities	$—	$7,871	$(3,974)	$3,897

Index
6. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Currency transaction losses/(gains)	$(1,054)	$1,834	$7,751	$692
Derivative instruments losses/(gains)	(95)	(485)	(3,357)	3,788
Components of net periodic pension and postretirement cost other than service cost	1,011	663	1,334	1,995
Other losses/(gains)	(209)	1,245	(1,558)	(543)
Total other (income)/expense, net	$(347)	$3,257	$4,170	$5,932
Currency transaction losses/(gains), included within other (income)/expense, net were primarily the result of both realized and unrealized losses/(gains) on intercompany loans. In addition, changes in the fair value of derivative instruments included gains driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. The Company divested its Arcari business during the quarter ended June 30, 2025, resulting in a net gain of $1.6 million, which is included within other (income)/expense, net for the nine months ended September 30, 2025.

7. Income Taxes
The Company's effective income tax rate for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Effective income tax rate	20.0%	6.6%	16.4%	23.9%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions subject to valuation allowances cannot recognize a tax benefit with regard to their generated losses and are excluded from the annual effective tax rate calculation as their taxes will be recorded discretely in each quarter.
Our 2025 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 20.0% and 6.6% for the three months ended September 30, 2025 and 2024, respectively. Our actual effective tax rates were 16.4% and 23.9% for the nine months ended September 30, 2025 and 2024, respectively.
The effective tax rate for the three months ended September 30, 2025 included a net discrete tax benefit of $0.7 million. This discrete tax benefit is mostly attributable to the true-up for prior year's estimated taxes. The rate for the three months ended September 30, 2025 was higher than the three months ended September 30, 2024 mainly due to a significant favorable discrete tax adjustment in the quarter ended September 30, 2024 related to the decrease in the valuation allowance as compared to the current period.
The effective tax rate for the nine months ended September 30, 2025 included a net discrete tax benefit of $2.3 million. The discrete tax benefit recognized primarily reflects adjustments to prior year estimated tax provisions to actual filings, a net reduction in valuation allowances, and a net decrease in uncertain tax positions. The effective rate for the nine months ended September 30, 2025 was lower than the nine months ended September 30, 2024, largely due to the favorable impact of discrete tax items, including the release of valuation allowances in the current period.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits could decrease by up to $2.1 million based on current estimates.

Index
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except earnings per share)	2025	2024	2025	2024
Net income/(loss) attributable to the Company	$(97,760)	$18,029	$(71,222)	$69,944

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income/(loss) per share	29,012	31,251	29,914	31,234
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	—	116	—	99

Weighted average number of shares used in calculating diluted net income/(loss) per share	29,012	31,367	29,914	31,333
For the three and nine months ended September 30, 2025, basic and diluted shares outstanding are equal as a result of the Company's net loss and potentially dilutive shares being anti-dilutive.

9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2024 to September 30, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Foreign currency translation and other adjustments	58,366	(2,418)	(358)	55,590
Pension settlement/curtailment, net of tax	—	(1,178)	—	(1,178)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(273)	(273)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	552	—	552
Net current period other comprehensive income/(loss)	58,366	(3,044)	(631)	54,691
September 30, 2025	$(123,189)	$(17,372)	$(737)	$(141,298)
The table below presents changes in the components of AOCI for the period from December 31, 2023 to September 30, 2024:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Foreign currency translation and other adjustments	(12,472)	(285)	298	(12,459)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(8,212)	(8,212)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	290	—	290
Net current period other comprehensive income/(loss)	(12,472)	5	(7,914)	(20,381)
September 30, 2024	$(137,373)	$(17,341)	$1,165	$(153,549)

Index
The components of AOCI that are reclassified to the Consolidated Statements of Income/(Loss) relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income/(Loss) that were affected for the three and nine months ended September 30, 2025, and the Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income/(Loss):
Interest (income)/expense, net related to interest rate swaps included in Income/(loss) before taxes	$(53)	$(2,675)	$(324)	$(10,893)
Income tax effect	17	658	51	2,681
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(Loss)	$(36)	$(2,017)	$(273)	$(8,212)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement/curtailment	$—	$—	$(1,600)	$0
Amortization of prior service credit	$(38)	$(37)	$(112)	$(113)
Amortization of net actuarial loss	315	176	908	530
Total pre-tax amount reclassified	277	139	(804)	417
Income tax effect	(86)	(42)	178	(127)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$191	$97	$(626)	$290

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
On April 1, 2025, Heimbach sold its 85% controlling interest in Arcari to the minority shareholder and recorded a gain of $1.6 million included in Other (Income) expense on the sale. In connection with the sale, the corresponding value of the non-controlling interest was reduced to zero. The Company did not retain any ownership in Arcari as a result of the sale and accordingly there was no impact on operating results during the third quarter of 2025.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

Index

ASC Noncontrolling Interest	Nine months ended September 30,
(in thousands, except percentages)	2025	2024
Net income of Albany Safran Composites (ASC)	$4,857	$3,754
Less: Return attributable to the Company's preferred holding	1,352	850
Net income of ASC available for common ownership	$3,505	$2,904
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$351	$290

Noncontrolling interest, beginning of year	$4,983	$5,423
Net income attributable to noncontrolling interest	351	290
Changes in other comprehensive income attributable to the noncontrolling interest	376	(481)
ASC Noncontrolling interest, end of interim period	$5,709	$5,232

Arcari Noncontrolling interest, end of interim period	$0	$447

Total Noncontrolling interest, end of interim period	$5,709	$5,679

11. Accounts Receivable
Accounts receivable, net includes trade and other accounts receivable and bank promissory notes, net of allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2025 and December 31, 2024, Accounts receivable consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Trade and other accounts receivable	$243,303	$231,136
Bank promissory notes	20,218	19,637
Allowance for expected credit losses	(5,018)	(4,085)
Accounts receivable, net	$258,503	$246,688
As of September 30, 2025 and December 31, 2024, the Company had trade accounts receivable from SAFRAN of $67.1 million and $77.7 million, respectively.

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
As of September 30, 2025 and December 31, 2024, Contract assets and Contract liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Contract assets	$140,996	$167,397
Allowance for expected credit losses	(737)	(840)
Contract assets, net	$140,259	$166,557

Contract liabilities	$9,802	$6,085

Index
Contract assets, net decreased $26.3 million during the nine months ended September 30, 2025, primarily due to a decrease in unbilled revenue related to commercial and defense programs. There were no impairment losses related to our Contract assets during the nine months ended September 30, 2025 and September 30, 2024.

Contract liabilities increased $3.7 million for the period ended September 30, 2025 compared to December 31, 2024, primarily due to the amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognized from satisfied performance obligations. Revenue recognized for the nine months ended September 30, 2025 and 2024 that was included in the Contract liability balance at the beginning of the year was $5.6 million and $3.7 million, respectively.

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
As of September 30, 2025 and December 31, 2024, Inventories consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$85,364	$76,559
Work in process	58,313	54,917
Finished goods	15,987	14,369
Total inventories	$159,664	$145,845

14. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(205)	$3
AEC Technology	10-15	6,528	(3,962)	2,566
AEC Intellectual property	15	1,250	(485)	765
AEC Customer relationships	8-15	69,559	(50,069)	19,490
Heimbach Developed technology	9	9,281	(2,461)	6,820
Total Finite-lived intangible assets		$86,826	$(57,182)	$29,644

Indefinite-lived intangible assets:
Heimbach Trade name		$6,454	$—	$6,454
MC Goodwill		69,871	—	69,871
AEC Goodwill		114,420	—	114,420
Total Indefinite-lived intangible assets:		$190,745	$—	$190,745

Index

	December 31, 2024
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(197)	$11
AEC Technology	10-15	5,820	(3,140)	2,680
AEC Intellectual property	15	1,250	(422)	828
AEC Customer relationships	8-15	69,175	(47,283)	21,892
Heimbach Developed technology	9	8,547	(1,543)	7,004
Total Finite-lived assets		$85,000	$(52,585)	$32,415

Indefinite-lived intangible assets:
Heimbach Trade name		$5,712	$—	$5,712
MC Goodwill		63,988	—	63,988
AEC Goodwill		112,273	—	112,273
Total Indefinite-lived intangible assets:		$181,973	$—	$181,973

The changes in intangible assets, net and goodwill from December 31, 2024 to September 30, 2025, were as follows:

(in thousands)	December 31, 2024	Other Changes	Amortization	Currency Translation	September 30, 2025
Finite-lived intangible assets:
AEC Trademarks and trade names	$11	$—	$(8)	$—	$3
AEC Technology	2,680	—	(462)	348	2,566
AEC Intellectual property	828	—	(63)	—	765
AEC Customer relationships	21,892	—	(2,626)	224	19,490
Heimbach Developed technology	7,004	(315)	(741)	872	6,820
Total Finite-lived intangible assets	$32,415	$(315)	$(3,900)	$1,444	$29,644

Indefinite-lived intangible assets:
Heimbach Trade name	$5,712	$—	$—	$742	$6,454
MC Goodwill	63,988	—	—	5,883	69,871
AEC Goodwill	112,273	—	—	2,147	114,420
Total Indefinite-lived assets:	$181,973	$—	$—	$8,772	$190,745

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

Index
15. Financial Instruments
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	September 30, 2025	December 31, 2024
Borrowings under the Amended Credit Agreement
USD borrowings	$375,000	$225,000
EUR borrowings	105,631	93,485
Foreign bank debt	—	46
Total bank debt	480,631	318,531
Less: Current maturities of long-term debt	—	—
Long-term debt	$480,631	$318,531
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
As of September 30, 2025, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR plus the spread, which was 1.625%.
As of September 30, 2025, there was $480.6 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $319.4 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
At the end of September 30, 2025 and December 31, 2024, the USD interest rate in effect was 5.84% and 5.77%, respectively, including the effect of interest rate swaps; at the end of September 30, 2025 and December 31, 2024, the EUR interest rate in effect was 3.70% and 4.09%, respectively, including the effect of interest rate swaps.
Under the Amended Credit Agreement, we are required to maintain a leverage ratio (as defined in the Credit Agreement) of not greater than 3.75 to 1.00, or 4.25 to 1.00 after a significant acquisition. We are also required to maintain a minimum interest coverage ratio (as defined in the Credit Agreement) of greater than 3.00 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, we will be restricted in paying dividends to a maximum amount of $40 million in a calendar year
As of September 30, 2025, our leverage ratio was 1.70 to 1.00 and our interest coverage ratio was 9.15 to 1.00. As of September 30, 2025, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
We had no Level 3 financial assets or liabilities at September 30, 2025 or at December 31, 2024, other than certain pension assets as indicated in our December 31, 2024 Annual Report on Form 10-K.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

Index

	September 30, 2025		December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$15,440	$—	$11,273	$—
Foreign currency option contracts	—	—	—	—
Foreign currency forward contracts	—	—	—	—
Other Assets:
Common stock of unaffiliated foreign public company (a)	799	—	631	—
Interest rate swaps	—		—	149
Liabilities:
Other Non-Current Liabilities
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	(905)	—	(218)
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps are recorded as a component of Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of September 30, 2025, these interest rate swaps were determined to be highly effective hedges of interest rate cashflow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(0.3) million for the nine months ended September 30, 2025 and $(12.3) million for the nine months ended September 30, 2024.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(95)	$(485)	$(3,356)	$3,788

17. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,669 claims as of September 30, 2025.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2024	3,606	10	50	3,646	$13
For the period ended September 30, 2025	3,646	23	46	3,669	$165
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2025, we had resolved, by means of settlement or dismissal, 38,074 claims at a total cost of $10.9 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,675 claims as of September 30, 2025, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

18. Changes in Shareholders’ Equity
The following tables summarize changes in Shareholders’ Equity for the three and nine month period ended September 30, 2025:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
June 30, 2025	40,984	$41	$456,587	$1,075,934	$(144,292)	11,516	$(499,658)	$5,497	$894,109
Net income/(loss)	—	—	—	(97,760)	—	—	—	122	(97,638)
Stock issued under incentive compensation plans	5	—	—	—	—	—	—	—	—
Taxes paid in lieu of share issuance	—	—	(137)	—	—	—	—	—	(137)
Stock-based compensation	—	—	3,844						3,844
Purchase of Treasury shares (a)	—	—	—	—	—	810	(50,516)	—	(50,516)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(7,739)	—	—	—	—	(7,739)
Cumulative translation adjustments	—	—	—	—	2,395	—	—	90	2,485
Pension and postretirement liability adjustments	—	—	—	—	473	—	—	—	473
Derivative valuation adjustment and other	—	—	—	—	126	—	—	—	126
September 30, 2025	40,989	$41	$460,294	$970,435	$(141,298)	12,326	$(550,174)	$5,709	$745,007

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income/(loss)	—	—	—	(71,222)	—	—	—	265	(70,957)
Stock issued under incentive compensation plans	61	—	(1,067)	—	—	—	—	—	(1,067)
Taxes paid in lieu of share issuance	—	—	(1,454)	—	—	—	—	—	(1,454)
Stock-based compensation	—	—	9,122	—	—	—	—	—	9,122
Shares issued to Directors'	11	—	760	—	—	—	—	—	760
Purchase of Treasury shares (a)	—	—	—	—	—	2,481	(170,964)	—	(170,964)
Dividends declared on Class A Common Stock, $0.81 per share	—	—	—	(24,025)	—	—	—	—	(24,025)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	58,366	—	—	35	58,401
Pension and postretirement liability adjustments	—	—	—	—	(3,044)	—	—	—	(3,044)
Derivative valuation adjustment and other	—	—	—	(81)	(631)	—	—	88	(624)
September 30, 2025	40,989	$41	$460,294	$970,435	$(141,298)	12,326	$(550,174)	$5,709	$745,007

The following table summarizes changes in Shareholders’ Equity for the three and nine month period ended September 30, 2024:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
June 30, 2024	40,908	$41	$452,461	$1,046,612	$(166,907)	9,662	$(364,665)	$5,806	$973,348
Net income/(loss)	—	—	—	18,029	—	—	—	192	18,221
Compensation and benefits paid or payable in shares	9	—	195	—	—	—	—	—	195
Dividends declared on Class A Common Stock, $0.26 per share	—	—	—	(8,127)	—	—	—	—	(8,127)
Initial equity related to Noncontrolling interest in Arcari	—	—	—	—	—	—	—	(166)	(166)
Cumulative translation adjustments	—	—	—	—	16,931	—	—	(153)	16,778
Pension and postretirement liability adjustments	—	—	—	—	(623)	—	—	—	(623)
Derivative valuation adjustment	—	—	—	—	(2,950)	—	—	—	(2,950)
September 30, 2024	40,917	$41	$452,656	$1,056,514	$(153,549)	9,662	$(364,665)	$5,679	$996,676

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2023	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income/(loss)	—	—	—	69,944	—	—	—	366	70,310
Compensation and benefits paid or payable in shares	51	—	3,535	—	—	—	—	—	3,535
Shares issued to Directors'	10	—	903	0	—	—	—	—	903
Class A Common Stock, $0.78 per share	—	—	—	(24,372)	—	—	—	—	(24,372)
Inital equity related to Noncontolling interest in Arcari	—	—	—	0	—	—	—	(166)	(166)
Cumulative translation adjustments	—	—	—	—	(12,472)	—	—	(473)	(12,945)
Pension and postretirement liability adjustments	—	—	—	0	5	—	—	—	5
Derivative valuation adjustment	—	—	—	—	(7,914)	—	—	—	(7,914)
September 30, 2024	40,917	$41	$452,656	$1,056,514	$(153,549)	9,662	$(364,665)	$5,679	$996,676

(a)In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaced the 2021 authorization. In 2025, the Company repurchased 2,480,769 shares totaling $171.0 million including excise taxes and fees.

19. Subsequent Events
We evaluated subsequent events through the issuance date of these financial statements in Form 10-Q.
On October 28th, 2025, the Company announced that it is exploring strategic alternatives for its structures assembly business, including a potential sale of all or a part of the business at the Amelia Earhart Drive Facility in Salt Lake City. As part of the strategic alternatives, Albany is in ongoing discussions with its customer about potential contract modifications to offset these cost increases.
No other material subsequent events were identified that require disclosure.

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
•In the Albany Engineered Composites segment, our exploration and pursuit of strategic alternatives for our structures assembly business may not be successful.
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

AEC has long-term contracts in which the selling price is fixed. In accounting for those contracts, we estimate the profit margin expected at the completion of the contract and recognize a pro-rata share of that profit during the course of the contract using a cost-to-cost approach. Changes in estimated contract profitability will affect revenue and gross profit when a change occurs, which could have a favorable or unfavorable effect on revenue and gross profit in any reporting period. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that often follow.

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

Machine Clothing Segment

The MC segment expects revenues to continue to decline for publication grade paper and continued softness in Asia, most significantly in China, in the remainder of 2025 and beyond, however, we see an offsetting effect due to growth in demand across Europe for packaging, and to a lesser degree, tissue grade products. The MC segment's backlog continues to be stable through the third quarter of 2025.
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

Albany Engineered Composites Segment

The AEC segment continues to ramp-up production levels on commercial, defense, and space programs. During the third quarter of 2025, we recognized a $147.3 million change in estimated profitability associated with the performance of the CH-53K contracts, inclusive of a loss reserve adjustment of $98.0 million, as a result of greater than planned labor content and higher material inputs caused by inflation estimated for the duration of the contract. This adjustment represents the estimated full loss anticipated over the remaining eight year life of the program, and we are engaging with our CH-53K customer to discuss potential solutions. In spite of these ongoing discussions, subsequent to the end of the third quarter, we announced that we will commence exploration of alternatives to exit the structures assembly portion of our business, including the CH-53K contract work. In addition to these events, we also updated our labor, material input and scrap assumptions along with estimates of certain other long-term programs that resulted in additional negative cumulative changes in estimated profitability.

On October 28, 2025, we announced that we are exploring strategic alternatives for our structures assembly business. These alternatives include a potential sale of all or a part of the business at our Salt Lake City facility and discussions with our customer about contract modifications. Our exploration of strategic alternatives, including a sale or contract modification, may not result in the identification or consummation of any transaction or contract modification. In addition, the process of exploring strategic and other alternatives may be disruptive to our operations and we may incur substantial expenses associated with identifying and evaluating potential strategic or other alternatives. Any potential transaction and the related valuation would be dependent upon a number of factors that may be beyond our control, including, among other factors, potential counterparties, market conditions and industry trends. Any potential contract modifications would be dependent on negotiations with our customer and other factors that we cannot control. Further, speculation regarding any developments related to the strategic alternatives process could cause our stock price to fluctuate significantly. Failure to identify and pursue these strategic alternatives could have a material adverse effect on our business, financial condition, and results of operations.

AEC believes it has the ability to mitigate raw material and supplier costs by entering into long-term supply agreements. However, in some cases, higher raw material and supplier costs adversely impacted certain firm-fixed price programs resulting in lower program gross margins. The AEC segment may continue to experience similar issues in further quarters as it ramps up production levels on these key programs.

Consolidated Results of Operations
Overview of Consolidated Results:
The following table summarizes our consolidated Net revenues:

Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Net revenues	$261,434	$298,386	(12.4)%	$861,607	$943,710	(8.7)%
Gross profit/(loss)	(49,938)	90,384	(155.3)%	144,055	311,453	(53.7)%
Gross profit/(loss) margin	(19.1)%	30.3%	16.7%	33.0%
Operating expenses:
Selling, general and administrative expenses	51,905	52,097	(0.4)%	164,219	162,447	1.1%
Technical and research expenses	11,467	10,844	5.7%	35,915	35,369	1.5%
Restructuring expenses, net	3,197	2,272	40.7%	9,895	6,584	50.3%
Total operating expenses	66,569	65,213	2.1%	210,029	204,400	2.8%
Total operating expenses as a percentage of net revenues	25.5%	21.9%	361 bp	24.4%	21.7%	272 bp
Operating income/(loss)	(116,507)	25,171	(562.9)%	(65,974)	107,053	(161.6)%
Interest expense, net	5,897	2,411	144.6%	14,702	8,680	69.4%
Other (income)/expense, net	(347)	3,257	(110.7)%	4,170	5,932	(29.7)%
Income/(loss) before income taxes	(122,057)	19,503	(725.8)%	(84,846)	92,441	(191.8)%
Income tax expense/(benefit)	(24,419)	1,282	(2004.8)%	(13,889)	22,131	(162.8)%
Reported income tax rate	20.0%	6.6%	1,341	bp	16.4%	23.9%	(753)	bp
Net income/(loss)	$(97,638)	$18,221	(635.9)%	$(70,957)	$70,310	(200.9)%
Net Revenues
Three Month Comparison
Net revenues for the three months ended September 30, 2025 decreased 12.4% compared to the three months ended September 30, 2024, MC's net revenues declined as a result of reduced demand in Asia, most significantly in China, while sales in all other regions remained stable. Net revenues declines in AEC were driven by revenue adjustments to the CH-53K program based on our long-term contract estimates, partially offset by higher activity levels on the LEAP program.

Nine Month Comparison
Net revenues for the nine months ended September 30, 2025 decreased 8.7% as compared to the nine months ended September 30, 2024, MC's net revenues declined as a result of reduced demand in Asia, most significantly in China, an unplanned equipment downtime in one of our production facilities. Further, full-year sales declines occurred in AEC, as a result of $54.3 million of adjustments to the CH-53K program based on our long-term contract estimates. Changes in currency translation rates decreased comparative segment net revenues by $4.0 million as compared to the prior year. AEC revenue declines are partially offset by higher activity levels on the LEAP program.
Gross Profit
Three Month Comparison
The decrease in gross profit for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was driven by increased cost assumptions that adjusted the expected profitability of the AEC segment's CH-53K long-term contracts and resulted in the recording of an expected loss provision of $147.3 million.
Nine Month Comparison
The decrease in gross profit for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was driven by increased cost assumptions that adjusted the expected profitability of certain long-term contracts in the AEC segment resulted in the recording of an expected loss provision of $157.6 million.

Selling, General, and Administrative ("SG&A")
Three Month Comparison
Consolidated SG&A expenses decreased $0.2 million or 0.4% as compared to the three months ended September 30, 2024, primarily due to increased integration costs incurred in the prior year associated with the Heimbach acquisition.
Nine Month Comparison
Consolidated SG&A expenses increased $1.8 million or 1.1% as compared to the nine months ended September 30, 2024, primarily resulting from increases in global information services costs to improve security and employee productivity.
Technical and Research Expenses
Three and Nine Month Comparison
Consolidated Technical and research expenses increased by $0.6 million as compared to the three and nine months ended September 30, 2024, primarily due to new business ventures initiatives in 2025.
Restructuring Expense, net
Three Month Comparison
Restructuring expense of $3.2 million in the three months ended September 30, 2025 were $0.9 million higher than expenses of $2.3 million in the three months ended September 30, 2024. Restructuring actions for the three month period are primarily a result of workforce reorganizational costs.
Nine Month Comparison
Restructuring expense, net, of $9.9 million in the nine months ended September 30, 2025, increased by $3.3 million compared to $6.6 million in the nine months ended September 30, 2024. The change in restructuring actions for the nine month period are a result of workforce reductions, reorganizational costs, fixed asset impairments, and inventory write-off costs, offset by a pension curtailment gain.

Interest Expense, net
Interest expense, net, increased over the prior year primarily due to higher average debt balances, in part offset by a larger amount of interest income earned on cash equivalents during the current year.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $1.1 million and losses of $7.8 million in the three and nine months ended September 30, 2025, as compared to losses of $1.8 million and $0.7 million in the same periods last year. These changes were primarily the result of unrealized losses and gains on intercompany loans. In addition, changes in the fair value of derivative instruments included gains of $0.1 million and $3.4 million in the three and nine months ended September 30, 2025, as compared to gains of $0.5 million and losses of $3.8 million for the three and nine months ended September 30, 2024. Unrealized gains and losses on both derivative instruments and intercompany loans were driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Other (income)/expense, net also included a gain of $1.6 million from the divestiture of Arcari during the nine months ended September 30, 2025.
Effective Income Tax Rate

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Effective income tax rate	20.0%	6.6%	16.4%	23.9%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the third quarter of 2025 was 20.0%, compared to 6.6% for the same period in 2024, mainly due to favorable discrete tax adjustments in the prior period exceeding favorable discrete tax adjustments in the current period. For more information, see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements.
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

Segment Results of Operations
Segment Revenues and Gross Profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change	2025	2024	% Change
Segment net revenues
Machine Clothing	$174,950	$183,033	(4.4)%	$530,573	$561,828	(5.6)%
Albany Engineered Composites	$86,484	$115,353	(25.0)%	$331,034	$381,882	(13.3)%
Consolidated total	$261,434	$298,386	(12.4)%	$861,607	$943,710	(8.7)%
Segment Gross profit
Machine Clothing	$82,070	$88,921	(7.7)%	$245,731	$262,449	(6.4)%
Albany Engineered Composites	$(132,008)	$1,463	(9123.1)%	$(101,676)	$49,004	(307.5)%
Consolidated total	$(49,938)	$90,384	(155.3)%	$144,055	$311,453	(53.7)%
Segment Gross profit margin
% of Segment net revenues - MC	46.9%	48.6%		46.3%	46.7%
% of Segment net revenues - AEC	(152.6)%	1.3%		(30.7)%	12.8%
% of Consolidated net revenues	(19.1)%	30.3%		16.7%	33.0%
Machine Clothing Segment
Three Month Comparison
For the three months ended September 30, 2025, MC segment net revenues decreased $8.1 million or 4.4% as compared to the three months ended September 30, 2024, driven by reduced demand in Asia, particularly in China while all other regions remained stable. In addition, changes in currency translation rates had the effect of decreasing segment net revenues $2.6 million.
For the three months ended September 30, 2025, MC segment gross profit decreased by $6.9 million, primarily the result of lower revenues during the third quarter of 2025 as the gross profit margin decreased to 46.9% compared to 48.6% for the three months ended September 30, 2024. Gross margin was primarily impacted by lower Asia sales volume partially offset by the benefits of ongoing footprint optimization initiatives. Going forward, we will continue to execute our plan of rationalizing production across our network of facilities in order to realize productivity movements.
Nine Month Comparison
For the nine months ended September 30, 2025, MC segment net revenues decreased $31.3 million or 5.6% as compared to the nine months ended September 30, 2024, driven by reduced demand in Asia, particularly in China, and an unplanned equipment downtime in one of our production facilities. In addition, changes in currency translation rates decreased comparative segment net revenues by $3.1 million as compared to the prior year.
For the nine months ended September 30, 2025, MC segment gross profit decreased by $16.7 million, primarily the result of lower revenues during the nine months of 2025 and unplanned equipment downtime in one of our facilities.
Albany Engineered Composites ("AEC") Segment
Three Month Comparison
For the three months ended September 30, 2025, segment net revenues decreased $28.9 million or 25.0% as compared to the three months ended September 30, 2024. This decrease is primarily driven by $46.0 million of revenue adjustments to the CH-53K program based on our long-term contract estimates. These reductions are partially offset by higher activity levels in the LEAP program.
AEC is party to contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 50 percent and 33 percent of segment revenue for the three months ended September 30, 2025 and September 30, 2024, respectively.
For the three months ended September 30, 2025, segment gross profit decreased $133.5 million as compared to the three months ended September 30, 2024. This decrease in gross profit was driven primarily by approximately $147.3 million of increased life of contract cost assumptions surrounding the estimated profitability of our CH-53K long-term contracts. For the three months ended September 30, 2024, adjustments in the estimated profitability of long-term contracts decreased segment gross profit $13.3 million. Subsequent to quarter end, the Company announced that it has initiated a strategic review of its structures assembly business, including the CH-53K program and its production site. The strategic review may include a potential sale of all or part of the site.
Nine Month Comparison
For the nine months ended September 30, 2025, segment net revenues decreased $50.8 million or 13.3% as compared to the nine months ended September 30, 2024. This decrease is primarily driven by $54.3 million of revenue adjustments to the CH-53K program based on our long-term contract estimates. These reductions are partially offset by higher activity levels in the LEAP program.
AEC is party to contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 37 percent and 40 percent of segment revenue for the first nine months of 2025 and 2024, respectively.
For the nine months ended September 30, 2025, segment gross profit decreased $150.7 million as compared to the nine months ended September 30, 2024. This decrease in gross profit was driven primarily by changes in the estimated profitability of our CH-53K and other long-term contracts, including the recognition of an estimated loss reserve on CH-53K, which decreased gross profit by $157.6 million and $13.3 million in 2025 and 2024, respectively due to increased material, labor, and overhead cost assumptions. For the nine months ended September 30, 2024, adjustments in the estimated profitability of long-term contracts decreased segment gross profit $28.3 million.

Segment Operating Expenses, Segment Operating Income/(loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	% Change		2025	2024	% Change
Segment selling, general and administrative expenses
Machine Clothing	$30,291	$32,048	(5.5)%		$98,841	$95,384	3.6%
% of Segment net revenues	17.3%	17.5%	(20)	bp	18.6%	17.0%	165	bp
Albany Engineered Composites	$12,218	$11,923	2.5%		$34,121	$36,249	(5.9)%
% of Segment net revenues	14.1%	10.3%	379	bp	10.3%	9.5%	82	bp
Corporate	$9,396	$8,126	15.6%		$31,257	$30,814	1.4%
% of Consolidated net revenues	3.6%	2.7%	87	bp	3.6%	3.3%	36	bp
Consolidated total selling, general and administrative expenses	$51,905	$52,097	(0.4)%		$164,219	$162,447	1.1%
Segment technical and research expenses
Machine Clothing	$6,716	$7,042	(4.6)%		$21,332	$22,066	(3.3)%
% of Segment net revenues	3.8%	3.8%	(1)	bp	4.0%	3.9%	9	bp
Albany Engineered Composites	$3,673	$3,802	(3.4)%		$11,472	$13,303	(13.8)%
% of Segment net revenues	4.2%	3.3%	95	bp	3.5%	3.5%	(2)	bp
Corporate	$1,078	$0	—%		$3,111	$0	—%
% of Consolidated net revenues	0.4%	—%	41	bp	0.4%	—%	36	bp
Consolidated total technical and research expenses	$11,467	$10,844	5.7%		$35,915	$35,369	1.5%
Segment restructuring expenses, net
Machine Clothing	$1,960	$2,207	(11.2)%		$6,322	$3,294	91.9%
% of Segment net revenues	1.1%	1.2%	(9)	bp	1.2%	0.6%	61	bp
Albany Engineered Composites	$113	$34	232.4%		$1,801	$3,144	(42.7)%
% of Segment net revenues	0.1%	—%	10	bp	0.5%	0.8%	(28)	bp
Corporate	$1,124	$31	3525.8%		$1,772	$146	1113.7%
% of Consolidated net revenues	0.4%	—%	42	bp	0.2%	—%	19	bp
Consolidated total restructuring expenses, net	$3,197	$2,272	40.7%		$9,895	$6,584	50.3%
Segment Operating income/(loss)
Machine Clothing	$43,103	$47,624	(9.5)%		$119,236	$141,705	(15.9)%
Albany Engineered Composites	$(148,012)	$(14,296)	935.3%		$(149,070)	$(3,692)	3937.6%
Corporate expenses	$(11,598)	$(8,157)	42.2%		$(36,140)	$(30,960)	16.7%
Segment Operating income	$(116,507)	$25,171	(562.9)%		$(65,974)	$107,053	(161.6)%
Machine Clothing Segment
Three Month Comparison
For the three months ended September 30, 2025, segment operating income decreased as compared to the three months ended September 30, 2024, decreasing $4.5 million or 9.5%. The weaker segment gross profit performance was offset by technical and research expenses and SG&A expenses decreasing by $2.1 million, primarily a result of cost containment and the realization of Heimbach integration synergies.
Nine Month Comparison
For the nine months ended September 30, 2025, segment operating income decreased $22.5 million as compared to the first nine months of 2024. The weaker segment operating income performance was impacted by lower gross profit in the current year, as well as general inflationary pressures. This change was slightly offset by a decrease in Heimbach integration costs that occurred in the first nine months of 2024, as this did not recur in 2025.
Albany Engineered Composites ("AEC") Segment
Three Month Comparison

For the three months ended September 30, 2025, segment operating income decreased $133.7 million, principally due to contract loss reserve charges associated with the CH-53K program.
Nine Month Comparison
For the nine months ended September 30, 2025, segment operating income/(loss) decreased $145.4 million, principally due to reduced segment gross profit as noted above, offset by a decrease in compensation and personnel-related SG&A expenses and lower restructuring charges.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2025	2024
Net income/(loss)	$(70,957)	$70,310
Depreciation and amortization	65,480	67,003
Changes in working capital (a)	(15,108)	7,700
Changes in other noncurrent liabilities and deferred taxes	(26,171)	(7,569)
Other operating items	125,528	2,541
Net cash provided by operating activities	78,772	139,985
Net cash used in investing activities	(45,566)	(61,053)
Net cash used in financing activities	(48,268)	(121,773)
Effect of exchange rate changes on cash and cash equivalents	8,089	(3,357)
Decrease in cash and cash equivalents	(6,973)	(46,198)
Cash and cash equivalents at beginning of year	115,283	173,420
Cash and cash equivalents at end of period	$108,310	$127,222
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Net cash provided by operating activities during the nine months ended September 30, 2025 was $78.8 million, compared to $140.0 million in the nine months ended September 30, 2024. The decrease was primarily driven by a reduction in the gross profit of both segments along with an inventory build in AEC early in the year in anticipation of production ramp. Non-cash adjustments to the CH-53K programs, including loss reserves of $98.0 million, are a component of other operating items within net cash provided by operating activities.
Net cash used in investing activities included capital expenditures totaling $48.8 million and $62.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, with investments focused on aerospace program support, continued maintenance capex and capital designed to improve operating efficiencies across the Company.
Net cash used in financing activities was $48.3 million for the nine months ended September 30, 2025 as compared to net cash used of $121.8 million for the nine months ended September 30, 2024. During 2025, we had net borrowings of $150.0 million as compared to net repayments of $94.6 million in the prior year. Additionally, the Company repurchased $171.0 million of share repurchases and paid dividends of $24.7 million in the first nine months of 2025.

Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. As of September 30, 2025, $480.6 million of borrowings were outstanding under our $800 million unsecured committed Amended Credit Agreement.
As of September 30, 2025, we had cash and cash equivalents of $108.3 million and borrowing capacity under our Amended Credit Agreement of $319.4 million, for a total liquidity of approximately $427.7 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of September 30, 2025, $88.7 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S.

were in excess of $140.0 million, as of September 30, 2025 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. During the nine months ended September 30, 2025, we paid $24.7 million in dividends and repurchased 2,480,769 shares for a total cost of $171.0 million, including excise taxes and fees.
Earlier this year, the Company announced that it will be consolidating its corporate headquarters in Portsmouth, NH. This change impacts approximately 100 employees, will take place over the next year and a half, and will cost an estimated $7.0 million over that period related to retention, relocation, severance, and professional costs.

Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $10 million. There were no material changes in the Company’s off-balance sheet arrangements during the third quarter of 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $599.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $59.9 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $170.4 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $41.0 million of foreign currency assets as of September 30, 2025. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $4.1 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On September 30, 2025, we had the following unhedged variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (due in 2028):
USD borrowings (end of period all-in interest rate of 6.0%)	250,000
EUR borrowings (end of period all-in interest rate of 3.5%)	52,815
Foreign bank debt	0
Total	$302,815

Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $3.0 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time. See Note 15. Financial Instruments in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended September 30, 2025

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
July 1 to July 31, 2025	—	—	—	143,445
August 1 to August 31, 2025	809,911	61.74	809,911	93,445
September 1 to September 30, 2025	—	—	—	93,445
Total	809,911	61.74	809,911	$93,445

On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. In total, the Company has repurchased 2,480,769 shares in 2025 for a total cost including excise taxes and fees of $171.0 million. As of September 30, 2025, we were authorized to repurchase shares up to $93.4 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the nine months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: November 6, 2025	By	/s/ Willard C. Station
Willard C. Station Executive Vice President, Chief Financial Officer (Principal Financial Officer)