Form 10-K
period 2025-12-31
ALBANY INTERNATIONAL CORP /DE/
filed 2026-02-27
CIK 819793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, computed by reference to the price at which Common Stock was last sold on such a date, was $2.1 billion.
The registrant had 28.3 million shares of Class A Common Stock outstanding as of February 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE	PART
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2026.	III

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
Business Segments
The Company operates under two business segments: Machine Clothing and Albany Engineered Composites. Following is a table of Net revenues by segment for years ended December 31, 2025, 2024, and 2023.

(in thousands)	2025	2024	2023
Machine Clothing	$708,066	$749,907	$670,768
Albany Engineered Composites	474,747	480,708	477,141
Total net revenues	$1,182,813	$1,230,615	$1,147,909
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
The MC segment sells its products directly to customer end-users in countries across the globe. MC products, manufacturing processes, and distribution channels are substantially similar in each region of the world in which we operate. No individual customer accounted for as much as 10% of MC segment Net revenues in any of the periods presented.

Index

Albany Engineered Composites
The Albany Engineered Composites (“AEC”) segment is a leader in innovative composite technology solutions and manufacturer of engineered components for demanding aerospace and defense applications. AEC provides highly engineered, advanced composite solutions to customers and platforms in the commercial and defense markets, as well as for space-launch vehicles and the emerging advanced air mobility market (“AAM”). The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, SAFRAN Group ("SAFRAN"), owns a 10% noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract. The LEAP engine is used on the Airbus A320neo and A321neo, Boeing 737 MAX, and COMAC 919 aircrafts. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 15% of the Company’s consolidated net revenues in 2025. Other significant AEC programs include the CH-53K helicopter, F-35 fighter jet, Joint Air-to-Surface Standoff Missile ("JASSM"), Boeing 787 aircraft, Beta Alia, and other commercial, defense, space and AAM programs. AEC also supplies vacuum waste tanks for most Boeing commercial aircraft, as well as the fan case for the GE9X engine used on the Boeing 777 aircraft. In 2025, approximately 35% of the AEC segment’s revenues were related to U.S. government contracts or programs.
During the fourth quarter of 2025, the Company announced that it is exploring strategic alternatives for its structures assembly business including a potential sale of all or a part of the business at the Amelia Earhart Drive Facility in Salt Lake City.
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
We have a cash repatriation strategy that returns a certain amount of foreign current year earnings that are not indefinitely reinvested. Changes in the trade or regulatory compliance in any country that we have significant cash balances could make it more difficult to repatriate foreign earnings cost-effectively in the future.
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
AEC develops innovative solutions and manufactures advanced composite parts for complex aerospace applications, using a range of core technologies, including its proprietary 3D-woven reinforced composites technology, traditional 2D laminated composite structures, automated fiber placement for both thermoplastics and thermoset composites as well as rigid installation for through-thickness reinforcements, and braided structures. As critical materials are constraining the US industrial base, 3D-woven components are a critical replacement for titanium structures for commercial and defense applications with compression strengths far exceeding traditional titanium properties. In

Index

addition, AEC continues to leverage its 3D-woven technology to develop differentiated processing solutions for high-temperature applications, including hypersonic flight components. AEC is working closely with its customers to develop high performance alternatives to traditional thermal protection and energy absorption requirements. These preforms serve as the building blocks for an array of critical applications, ranging from thermal protection to energy absorption.
In addition to continuous significant investment in core research and development activities in pursuit of new proprietary products and manufacturing processes, experienced research and development employees in each business segment also work collaboratively with customers, OEMs and suppliers on targeted development efforts to introduce new products and applications in their respective markets.
Technical and research expenses totaled $48.0 million in 2025, $46.1 million in 2024, and $40.6 million in 2023. In 2025, these costs were 4.1% of total Company Net revenues. Research and development in the AEC segment include both Company-sponsored and customer-funded activities. Some customer funded research and development may be on a cost sharing basis, in which case, amounts charged to the collaborating entity are credited against research and development costs. For customer-funded research and development in which we anticipate funding to exceed expenses, we include amounts charged to the customer in Net revenues. Cost of goods sold associated with customer-funded research was $6.4 million in 2025, $5.6 million in 2024, and $6.4 million in 2023.
New Business Ventures
The Company maintains a New Business Ventures team dedicated to developing innovative products and business opportunities that address high growth opportunities which are adjacent to our current business portfolio utilizing our existing developed technologies, materials science and extensive expertise across our MC and AEC segments. The team's strategy is to unlock further potential in focus areas, such as 3D weaving, resin transfer molding, large scale flat weaving, and the application of technically diverse composite materials and coatings, to create and certify groundbreaking products.
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
We are also innovating within our MC segment, with our material science focus on constantly improving our work within the polymer business. Our innovation allows us to produce new, hybrid polymer systems that not only increase our performance in the field, but accomplish this in a sustainable manner. Our expertise in materials extends into many of our core technologies, such as weaving, coatings, and extrusions, for example. This allows us to create new systems, improving resilience and temperature resistance.
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
Intellectual Property
We continue to develop proprietary intellectual property that supports the industries we serve. Our portfolio includes patents and trademarks registered worldwide, as well as, copyrights, trade secrets, research and development outputs, and engineering and manufacturing know-how. We also license intellectual property to and from third parties. While our portfolio provides meaningful competitive advantages, in general, we do not believe that any single patent, trademark, license or other intellectual property right or group of related intellectual property rights is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.
Raw Materials
Primary raw materials for our MC products are polymer monofilaments and fibers, which have generally been available from a number of suppliers. In addition, we manufacture polymer monofilaments, a basic raw material for all types of machine clothing, at our facility in Homer, New York, which supplies approximately 20% of our worldwide monofilament requirements.

Index

In our AEC segment, the primary raw materials are carbon fiber and resin. While there are a number of potential suppliers of carbon fiber and other raw materials used by AEC, the use of certain suppliers may be mandated by customer agreements, and alternative suppliers would be subject to material qualification or other requirements that may preclude or delay their availability. In the case of mandated suppliers, AEC endeavors to enter into long-term supply agreements to help mitigate cost and availability risks.
Currently, the primary raw materials used in each segment are derived from petroleum, and are therefore sensitive to changes in the cost of petroleum and petroleum intermediates.
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
Human Capital Resources
At our company, we are proud to employ approximately 5,700 people across North America, South America, Europe, and Asia. Our team’s talent and creativity are our biggest strengths, and we are deeply committed to fostering a workplace culture that values respect, engagement, and well-being. We focus on our employees’ physical, mental, and social health, offer career development opportunities, and provide competitive pay and benefits. In addition, our people strategy is closely aligned with our business goals.
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
We work hard to create an inclusive and fair environment where a broad range of experiences, backgrounds, and skills are celebrated and respected. We believe that this culture boosts innovation and helps our people reach their full potential. Our hiring strategy seeks out people with varying backgrounds, knowledge, and experiences and results in

Index

the most qualified candidates. As of December 31, 2025, our total workforce is 28.0% female. In the U.S., our headcount is approximately 2,400 employees, with 34.1% self-identifying as a minority.
Our talent management strategy focuses on developing our internal talent for promotion, hiring the best people from outside the company when no internal candidate is available, and using our internship program to identify future talent and build the talent pipeline. We believe in continuous learning and development and offer various training opportunities, including on-the-job training, virtual courses, and external learning programs. All employees regularly participate in safety, ethics, and compliance training.
Our Leadership Training Programs are targeted at different segments of our employee population with programs for new and potential managers, more experienced leaders, and executives.
Our employees around the world enjoy competitive compensation and benefits. In the U.S., this includes 401(k) matching, profit sharing, generous vacation time, health and dental insurance, and recognition programs, among others. We also emphasize work-life balance and well-being.
We support global human rights, aligning our policies with the United Nations Global Compact and the Universal Declaration of Human Rights. Our strategy is to focus on the advantages inherent in combining our individual strengths for collective success and promoting an inclusive company culture.
Our Albany Values focus on actions our employees can take to set the foundation for our future growth and success. The Albany Values are as follows:
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
Sustainability Business Impact and Value Creation

Our business is centered around driving success for our customers. Our products are designed for performance and consistency, while enabling our customers to meet their organizational goals around product performance, process efficiency, and product sustainability.

As described above, our paper machine clothing products enable our paper-making customers to reduce their own environmental footprint by reducing their energy consumption, and improving both resource and operating efficiency.

Index

For example, energy is one of the top three cost components in the paper making process; our machine clothing solutions use innovative technologies to reduce the amount of heat energy required for paper production.
In aerospace, weight savings that drive fuel efficiency are essential for the industry to achieve its goals for sustainable aviation. This fundamental design goal has driven the increased use of lightweight composite structures in an ever-broadening sphere of aerospace applications. We have applied learnings from our 130 years of experience manufacturing machine clothing to pioneer 3D weaving technologies to manufacture our composite material. The process involves layering and interweaving fibers in a precise process to create complex, high-strength parts that allows for the production of lightweight and strong composite parts with high-performance properties, well-suited for use in aerospace, defense and industrial applications.

These structurally demanding applications have historically been served by heavier, metallic structures, and traditional laminated composites do not possess the required structural characteristics that 3D woven can offer. As such, our proprietary 3D woven technology expands the role that lightweight composites can serve as the next generation of aircraft is designed and built.

Supporting customers through innovation and performance

We continue to innovate and remain focused on developing and bringing to market proprietary products aimed at improving the energy and resource efficiency needed for our customers’ products and their production processes.
This includes working with our partner on Product Carbon Footprints, leveraging AI to accelerate insights. To support our customers we can design for circularity and product recycling at the end of life, and we can also design for lower Product Carbon Footprints. Our customer objectives guide us in raw material and supplier selection as well as specialized partnerships for product recycling and reuse. Since many of our customers have waste reduction and circularity goals, providing cutting edge solutions for product end of life has been an increasing focus for Albany International. Additionally, many of our customers have Scope 3 emissions reduction goals, therefore we focus on our own operational efficiency and emissions reduction as an integral part of our customers’ value chain.

Driving business value for Albany International

As a global manufacturer, energy is a significant expense for Albany International, and therefore we have a goal of reducing our energy consumption and our associated Scope 1 and 2 emissions by 50% by 2030. Energy consumption reductions are critical both in supporting our customers in their organizational sustainability goals, and to advance our own business strategy and operational resilience. We have been progressing a number of global on-site solar initiatives where there is a compelling business case, which provides operational cost savings to our facilities as well as securing a portion of our energy supply, in addition to reducing our emissions. We have invested in a virtual power purchase agreement (“VPPA”) related to our U.S. operations, and where appropriate we have also been entering into renewable energy contracts, demonstrating our commitment to supporting our customers’ Scope 3 emissions reduction goals.

We are also committed to reducing waste, both from our own operations as well as our customers’, and we have a goal of zero waste to landfill by 2030 for our operations in the Americas and Europe. We continue to look for opportunities to reduce waste generated across our operations and our products, and where waste materials have market value, to ensure they are repurposed appropriately.

In addition to partnering with several third parties who recycle and reuse our scrap materials in other applications such as plastic furniture, textile yarn, and reinforced concrete, we have engaged in several pilot programs through universities and start-ups to test new technologies to increase circularity and recycling for our products at the end of life. We believe further developing this capability provides a significant benefit for our customers and partners.
Innovation has been integral to our story for over 130 years and continues to be a focus for Albany International. As described above, we have a New Business Ventures group focused on broader applications of our proprietary technology, in consideration of broader macroeconomic trends and sustainability evolution.

Aligning with global frameworks for compliance and transparency

Compliance with global and local environmental regulation throughout our operations is a clear imperative both for our customers and for meeting our own organizational values and expectations. We have a robust global and local EHS and sustainability program to ensure we continue to evolve our operations in line with regulatory and customer requirements, managing risk and opportunity. This continuous evolution drives new insights for our business, and increasing reporting transparency provides the opportunity for greater comparability and collaboration across companies and industries.

Index

A key element of our EHS and sustainability program is to identify material topics, through assessment of double materiality, to identify areas for improvement, discover new opportunities, and drive value creation. This process also facilitates compliance and helps to articulate our unique stories of innovation and our value proposition.
Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company:
Gunnar Kleveland, 56, President and Chief Executive Officer, joined the Company in 2023 and serves the Company as President and Chief Executive Officer. Prior to joining the Company, Mr. Kleveland served as President and Chief Executive Officer of Textron Specialized Vehicles Inc. He has also served as the President of TRU Simulation + Training Inc. and Executive Vice President of Integrated Operations for Bell Helicopter Textron Inc. Prior to joining Textron in 2004, Mr. Kleveland was a fighter pilot in the Royal Norwegian Air Force (RNoAF).
Willard Station, 50, Executive Vice President and Chief Financial Officer, joined the Company in 2025. Prior to joining the Company, Will served as Senior Vice President of Primary Care Sales for McKesson Medical-Surgical, a McKesson Corporation subsidiary, leading a team of more than 1,200 account executives and specialists supporting primary care physicians, ambulatory surgery centers, as well as community hospitals and laboratories. Prior to that, he was the subsidiary’s Chief Financial Officer and Senior Vice President of Finance. Will’s career also includes 16 years at The Boeing Company, where he held a number of increasingly senior finance roles, notably Vice President and Chief Financial Officer of Commercial Derivatives Airplanes and Director of Financial Operations for Boeing Commercial Airplanes (BCA).
Merle Stein, 49, President – Machine Clothing, joined the company in 2011. He brings deep experience in the pulp and paper industry, extensive knowledge of the Machine Clothing business, and a strong strategic understanding of its markets. His background includes broad leadership roles with a particular focus on operational excellence and customer-facing functions. Before becoming President, he served as Division Chief Operating Officer beginning in 2024, overseeing all operational aspects of the segment and leading the Sales & Marketing, Operations, Procurement, R&D and Human Resources functions. Earlier roles included Vice President Sales & Marketing/Applications for the Americas, as well as several other sales and marketing leadership positions such as Vice President Sales MC – North America, Regional Business Director. Prior to joining the company, Mr. Stein managed papermaking operations at Essity’s greenfield mill in Alabama, ultimately rising to the role of Papermill Manager. He earned a Bachelor’s degree in Chemical Engineering as well as an Executive MBA degree from Auburn University in Auburn, AL.
Chris Stone, 53, President – Albany Engineered Composites, joined the company in 2024. He brings a deep knowledge of the A&D industry, and considerable broad experiences to his new role. He has held a wide range of leadership positions at public companies, with a focus in manufacturing and supply chain management, business operations, production control, logistics and organizational transformation. Most recently he served as Vice President & Chief Supply Chain Officer at Lockheed Martin Corporation from 2021 to 2024. Prior to joining Lockheed Martin, he was Vice President – Supply Chain & Material Management at Aerojet Rocketdyne from 2018 to 2021, and previously held various management positions at Textron companies, including Textron Marine & Land System and Bell Helicopter from 2005 to 2018. He is a former Aviation Officer with the United States.
Suzanne Purdum, 57, Chief Human Resources Officer, joined the company in 2024. Ms. Purdum brings more than 25 years of experience in a number of HR disciplines including development and execution of HR strategy, organization design and effectiveness, learning and development, talent management, employee and labor relations, change management, and compensation and benefits. She is an experienced HR leader and business professional who has held executive level positions in Business Partnering, Total Rewards, and Talent Acquisition at a global level for large US multinational companies. Most recently, Ms. Purdum served as the Senior Executive Director for Boeing Global Human Resources – Europe, Israel and Ukraine. Prior to this role, Ms. Purdum held multiple leadership roles of increasing responsibility at Boeing, TRU Simulation + Training, Bell Helicopter, and Textron.
Joseph M. Gaug, 62, Senior Vice President – General Counsel and Secretary, joined the Company in 2004. Mr. Gaug is responsible for the Company's global legal, compliance, sustainability, risk management, and intellectual property functions, overseeing a team of lawyers, paralegals and other professionals. He has served as General Counsel and Secretary since 2020. He previously served as Associate General Counsel from 2004 and as Associate General Counsel and Assistant Secretary from 2006 to May 2020. Prior to 2004 he was a principal at the law firm of

Index

McNamee, Lochner, Titus & Williams, PC, where, among other clients, he had represented the Company in various matters as outside counsel.
Robert A. Hansen, 68, Senior Vice President and Chief Technology Officer, joined the Company in 1981. Mr. Hansen has served the Company as Senior Vice President and Chief Technology Officer since January 2010. He previously served as Vice President – Corporate Research and Development from April 2006 to January 2010, and Director of Technical and Marketing – Europe Press Fabrics from 2004 to April 2006. From 2000 to 2004, he served as Technical Director – Göppingen, Germany. Before 2000, he served the Company in a number of technical management and research and development positions in Europe and the U.S.
Sean Valashinas, 54, Vice President – Controller and Chief Accounting Officer, joined the Company in 2025. Prior to joining the Company, Mr. Valashinas served as Vice President of Accounting, Treasury, and Tax at Resonetics. Previously, he spent 17 years at Standex International Corporation, where he held roles of Chief Accounting Officer, Assistant Treasurer, and Vice President of Finance for the Standex Engineering Technologies Group. Mr. Valashinas began his career at PricewaterhouseCoopers and later held management roles at The Hershey Company.
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
Available Information
Our principal executive offices are located at 325 Corporate Drive, Portsmouth, New Hampshire 03801. Our telephone number is 603-330-5800 and our website is www.albint.com.
Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K, proxy statements for our annual stockholders' meetings and amendments to those reports are electronically filed with the Securities and Exchange Commission (the “SEC”), and all such reports and amendments to such reports have been and will be

Index

made available, free of charge, through our website at www.albint.com as soon as reasonably practicable after such filing. In addition, copies of our Annual Report on Form 10-K will be made available, free of charge, upon written request.
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
Significant consolidation and rationalization in the paper industry in recent years have reduced global consumption of paper machine clothing in certain markets and for certain grades. Developments in digital media have adversely affected demand for newsprint and for printing and writing grades of paper, which has had, and is likely to continue to have, an adverse effect on demand for paper machine clothing in those markets. In addition, changes in shipping, fulfillment, and consumer packaging practices—including a shift from traditional corrugated boxes to alternative packaging formats such as bags, lighter‑weight materials, and smaller boxes—have reduced demand growth for certain packaging paper grades, which may further negatively affect demand for paper machine clothing used in those applications. At the same time, technological advances in papermaking, including in paper machine clothing, while contributing to the papermaking efficiency of customers, have in some cases lengthened the useful life of our products and reduced the number of pieces required to produce the same volume of paper. These factors have had, and in the future are likely to have, an adverse effect on paper machine clothing net revenues.
The market for paper machine clothing in recent years has been characterized by continuous pressure to provide more favorable commercial terms, which has in turn placed pressure on our operating results. We expect such pressure to remain intense in all paper machine clothing markets, especially during periods of customer consolidation, plant closures, or when major contracts are being renegotiated. The increasing changes within our Asian competitors, particularly in China, heightens the challenge of maintaining sales in that region. This challenge is further intensified by a preference among Chinese customers and government entities to source products from domestic manufacturers, which can adversely impact our ability to compete effectively in the Chinese market.
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
Net revenues from the LEAP contract peaked at over $210 million in 2019 but dropped sharply in subsequent years due to factors beyond the Company's control, such as Boeing production issues and the COVID-19 pandemic. Although conditions have improved, similar disruptions could occur again and impact AEC's performance
Additionally, many of AEC’s customers, as well as the companies supplied by our customers, are under pressure to improve returns on their substantial investments made in recent years in new technologies, new programs and new product introductions. This has contributed to a relentless focus on capital investments to reduce costs, resulting in continuous pressure for cost reductions and customer pricing improvement throughout the supply chain. Future consolidation in the aerospace industry could intensify these pressures.
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

Index

competition in this segment may continue to evolve as a result of future consolidation among our competitors, or consolidation involving our competitors and other suppliers to our customers.
AEC is subject to significant risks related to the potential manufacture and sale of defective or non-conforming products.
AEC manufactures and sells products that are incorporated into commercial and military aircraft. If AEC were to supply products with manufacturing defects, or products that failed to conform to contractual requirements, we could be required to recall and/or replace them, and we could also be subject to substantial contractual damages or warranty claims from our customers, including claims to pay the differential between the original contract price and cost to re-procure defective contract items, net of work accepted from the original contract, or claims to provide transition services to another supplier or the customer. AEC could also be subject to product liability claims if such failures were to cause death, injury or losses to third parties, or damage claims resulting from the grounding of aircraft into which such defective or non-conforming products are incorporated. We are required to meet, and maintain continuous independent certification to, certain international industry standards including AS/EN9100 quality management system standards and Nadcap Special Processes certifications that are designed to assure rigorous quality standards are maintained throughout the aerospace industry supply chain. Additionally, although we maintain product liability insurance at levels we believe to be prudent and consistent with industry practice to help mitigate these risks, these coverages may not be sufficient to fully cover AEC’s exposure for such risks, which could have a material adverse effect on AEC’s results of operations and cash flows.
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

Index

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
Under the applicable federal regulations for DoD contractors, AEC is required to comply with the agency's current cybersecurity regulations. In addition to these current regulations, AEC will be required to comply with the new CMMC program requirements on future contracts as they are flowed down from our DoD prime customers in the coming years. Given the current and planned future portfolio of U.S. Government-related business and based on the CMMC Proposed Rule released by the DoD in December 2023, AEC announced in December 2025 that it had achieved the U.S. Department of War (DoW) Cybersecurity Maturity Model Certification (CMMC) Level 2 certification through an accredited CMMC Third-Party Assessment Organization (C3PAO). AEC expects to be required to comply fully with CMMC Level 3 for certain programs as those requirements are further defined. This will require a DCMA Defense Industrial Base Cybersecurity Assessment Center (DIBCAC) assessment for any required Level 3 certification. The CMMC compliance requirements are complex, the costs are significant, and the DoD timelines for certifications are aggressive. To the extent that AEC is unable to achieve the required CMMC certifications within the timeframes required by the DoD, AEC may be unable to maintain or grow its business with the DoD and its prime customers.
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
AEC’s production of LEAP engine components is currently located in three facilities. A natural disaster at any of these locations could have a significant adverse effect on AEC’s ability to timely satisfy orders for LEAP components. Production of almost all of AEC’s other legacy and growth programs is located primarily in facilities in Salt Lake City, Utah, Boerne, Texas, or Queretaro, Mexico.
Significant consolidation of manufacturing operations in our MC segment over the past decade has reduced the number of facilities available to produce our products, and increased utilization significantly at remaining facilities. Not all product lines are produced at, or are capable of being produced at, all facilities.
Based on our assessment of our manufacturing facilities for natural disaster risk, our three facilities in China and an office site in Switzerland are located in areas of high risk for flooding. Our facilities in Belgium, the U.S., and Mexico are at medium-high risk for flooding. Physical impacts of climate change such as increased frequency of severe and

Index

extreme weather events could materially impact our facilities and production continuity. We are unable to predict these events with certainty; however, we perform ongoing assessments of physical risk, including climate risk, to our business. Weather events such as more extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation leading to changes in lake and river levels may significantly impact our business.
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
The military invasion of Ukraine by Russia, and the ensuing sanctions are likely to continue to have an impact on our business. We have previously stopped shipping our products to Russia and abandoned a small joint venture in that country which supplied dryer fabrics to local papermakers, resulting in lost sales. Net assets were written-off in 2022 and the Company does not expect future write-offs in this country. However, we expect that there could be further indirect impacts. For instance, the conflict has caused disruption in the availability of shipping options between Asia and Europe. Supply chain disruptions could make it more difficult to find favorable pricing and reliable sources for the raw materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials or services we need to continue to make and deliver certain products. Moreover, these same pressures could hinder our customers’ ability to source materials needed for their own manufacturing efforts, thereby reducing or slowing their demand for our products. There can be no assurance that we will be able to pass through input cost increases to our customers or to fully offset them via operational efficiencies. If we are unsuccessful in managing such cost increases, they could have a material adverse effect on our business, financial position, results of operations, and liquidity.
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

Index

•Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities; and
•Our past or future acquisitions, joint ventures, or new businesses might not ultimately improve our competitive position and business.
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
We have previously announced the initiation of a strategic review of our structures assembly business which could include a potential sale of all or part of a production site in Salt Lake City, Utah. In connection with this review, we will incur costs and expenses and may not succeed in completing any strategic initiatives identified. A divesture of the business may not materialize or may not be completed without disruption. We may face additional risks related to such activities. For example, risks related to our ability to find appropriate buyers, obtain applicable contractual, regulatory, and/or governmental approvals, execute a transaction on favorable terms, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional service arrangements. Further, any divestiture of the business may require us to recognize impairment charges. Any of these factors could materially and adversely affect our financial condition and operating results.
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
Difficulties in the integration of the acquired business may include rationalizing the operations, processes and systems of the acquired business, retaining and motivating key management and employees, and integrating existing business relationships with suppliers and customers. Even if integration is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following an acquisition, including postclosing asset impairment charges, expenses associated with eliminating duplicate facilities, and other liabilities.
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

Index

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
Accounting for long-term contracts and related assets requires estimates and judgments related to our progress toward completion and the long-term performance on the contract. Significant judgments include potential risks associated with the ability and cost to achieve program schedule, including customer-directed delays or reductions in scheduled deliveries, and technical and other specific contract requirements including customer activity levels and variable consideration based upon that activity. Due to the size and long-term nature of many of AEC contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Management must make assumptions and estimates regarding contract revenue and cost (which may include estimates of variable consideration, including award fees and penalties), including, but not limited to, labor productivity and availability, complexity and scope of the work to be performed, availability and cost of materials, length of time to complete the performance obligation, availability and timing of funding from our customers, as well as overhead cost rates. In 2025, the Company recorded negative cumulative adjustments to the estimated profitability of long-term contracts in the amount of $165.8 million, primarily related to our CH-53K, Boeing waste tank, F-35, and Joint Strike Fighter programs. Because of the significance of management’s judgments and estimation processes, it is likely that materially different estimates could be recorded in the future if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.
Sales of components for a number of programs that are currently considered to be important to the future revenue-growth of AEC are pursuant to short-term purchase orders for a finite period or number of parts, or supply agreements with terms of one to four years. Such programs include airframe components for the F-35; forward fuselage frames for the Boeing 787; AFT assembly including skins and longerons, sponson assemblies, tail rotor pylon and the horizontal stabilizer for the CH-53K helicopter, and other long-term programs. As a result, while AEC reasonably expects to continue as a supplier on these programs for so long as it meets its obligations, there can be no assurance that this will be the case, or that, in programs where it is currently a sole supplier, this sole supplier status will continue. Even if AEC’s status as a supplier is extended or renewed, there can be no assurance that such extension or renewal will be on the same or similar commercial or other terms. Any failure by AEC to maintain its current supplier status under these programs, or any material change in their commercial or other terms, could have a material adverse effect on AEC’s future revenues and segment operating income.
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

Index

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
In the AEC segment, our customer Safran accounted for approximately 37% of AEC's Net revenues in 2025, substantially all of which was under an exclusive long-term supply agreement relating to parts for the LEAP engine. Although we are an exclusive supplier of such parts, and although this is a cost-plus-fee arrangement, our customer is not obligated to purchase any minimum quantity of parts, and cancellation or significant reduction in demand for the LEAP program would have a material adverse impact on AEC’s Net revenues and profitability.
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
Our top ten customers in the MC segment accounted for a significant portion of our Net revenues in 2025. The loss of one or more of these customers, or a significant decrease in the amount of machine clothing they purchase from us, could have a material adverse impact on MC's Net revenues and profitability. We could also be subject to similar impacts if one or more such customers were to suffer financial difficulties and be unable to pay us for products they have purchased. While we normally enter into long-term supply agreements with significant MC customers, the agreements generally do not obligate the customer to purchase any products from us, and may be terminated by the customer at any time with appropriate notice.
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

Index

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
As part of our ongoing efforts to enhance operational efficiency and support our growth strategy, we implemented a significant upgrade to our Enterprise Resource Planning ("ERP") system by transitioning to a cloud-based platform. This upgrade is expected to streamline our business processes, improve data accessibility, and provide greater scalability. However, the implementation of a new ERP system involves substantial operational and internal controls risks. We cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance. We may fail to achieve anticipated synergies. In addition, internal controls over financial reporting of acquired companies may not be compliant with required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses.
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
We are subject to numerous laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR, the Cybersecurity Law of the People's Republic of China, as well as various other U.S. federal and state laws governing the protection of privacy, health or other personally identifiable information and data privacy and cybersecurity laws in other regions. We are subject to U.S. federal procurement regulations such as the DFARS clause 252.204-7012, based on the NIST 800-171 framework whose goal is protecting controlled unclassified information in non-federal systems and organizations. In 2025, we achieved the U.S. DoW CMMC Level 2 certification through an accredited CMMC Third-Party Assessment Organization (C3PAO) in support of our AEC business segment. This will impact us in the coming years as it is formalized through the DFARS and those regulations are incorporated into our contracts for government programs.
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

Index

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
We have a substantial amount of indebtedness. At December 31, 2025, the Company had outstanding long-term debt of $456 million.
At December 31, 2025, our leverage ratio (as defined in our primary borrowing agreement) was 1.66 to 1.00, and we had borrowed $456 million under our $800 million revolving credit facility. While we feel that we generate sufficient cash from operations and have sufficient borrowing capacity to make required capital expenditures to maintain and grow our business, any decrease in our cash generation could result in higher leverage. Higher leverage could hinder our ability to make acquisitions, capital expenditures, or other investments in our businesses, pay dividends, or withstand business and economic downturns. Our primary borrowing agreement contains a number of covenants and financial ratios that the Company is required to satisfy. The most restrictive of these covenants pertain to prescribed leverage and interest coverage ratios and asset dispositions. Any breach of any such covenants or restrictions would result in a default under such agreement that would permit the lenders to declare all borrowings under such agreement to be immediately due and payable and, through cross-default provisions, could entitle other lenders to accelerate their loans. In such an event, the Company would need to modify or restructure all or a portion of such indebtedness. Depending on prevailing economic conditions at the time, the Company might find it difficult to modify or restructure the debt on attractive terms, or at all.
From time to time, we use interest rate swaps to manage the interest cost associated with our borrowings. Future changes in the interest rate benchmark could affect the Company’s cost of borrowing and its cash flows, or the effectiveness of the hedges, which could have an effect on net income.
As of December 31, 2025, we had approximately $344 million of additional borrowing capacity under our $800 million revolving credit facility. The incurrence of additional indebtedness could increase the above-described risks associated with higher leverage. In addition, any such indebtedness could contain terms that are more restrictive than our current facilities.
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

Index

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
Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually, using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. In the event there is deterioration in business conditions or estimated cash flows beyond amounts previously or currently forecasted, there is a risk of impairments on our goodwill and indefinite-lived intangible balances.
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
As of December 31, 2025, we have approximately $49.1 million of net operating loss (“NOL”) carryforwards in various taxing jurisdictions. Our ability to utilize the NOL carryforward could be adversely impacted by several factors, including but not limited to significant changes to tax legislation and lower than expected future earnings.
We are subject to tax audits by various tax authorities in many jurisdictions. Following the acquisition of Heimbach, the open tax years in these jurisdictions range from approximately 2019 to 2024. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. The results of tax audits and examinations of previously filed tax returns or related litigation and continuing assessments of our tax exposures could materially affect our financial results.
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
Our success depends on our ability to protect our intellectual property. We rely on a combination of patents, trade secrets, and contractual agreements to safeguard our intellectual property. However, there is a risk that these measures may not be sufficient to prevent the unauthorized use or infringement of our intellectual property rights. We may also face intellectual property disputes and litigation. These disputes could arise from allegations of infringement by third parties of our intellectual property or from claims that our operations infringe the intellectual property rights of others. Such litigation can be costly, time-consuming, and may divert management's attention and resources from other business operations. If we are unsuccessful in defending our intellectual property, or if our intellectual property rights are deemed invalid or unenforceable, we may lose valuable competitive advantages. This could result in a decline in market share, reduced revenue, and a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may be required to license our technology to third parties or to license technology from third parties to settle intellectual property disputes. Such licenses may not be available on commercially reasonable terms, or at all, which could further harm our business and financial performance.
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

Index

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
Evolving sustainability and social regulation, contractual requirements, and policy requirements, including transition risks associated with climate change, may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain, and production continuity, which may impact our ability to achieve long-term business objectives.
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
Changes in laws and regulations could mandate significant and costly changes to the way we conduct our business, including increasing the cost of compliance, or could impose additional taxes. Changes in sustainability reporting requirements may also impact our global operations as we continue collecting information for reports to be published according to new standards.
We will face significant challenges in being able to implement separate but overlapping standard-setting initiatives, which may contain inconsistencies. We are devoting substantial resources to sustainability reporting to ensure compliance; however, the reporting landscape is highly dynamic and uncertainty remains. Implementing separate but overlapping newly introduced standard-setting initiatives in short timetables may result in inconsistencies and higher costs. Non-compliance could result in various penalties, including liability for significant monetary damages, fines, enforcement actions and/or sanctions. Given the reach of new and proposed regulations in the jurisdictions where we operate, there is the possibility that we may not be able to comply, or may not be able to comply in time. We also may not be able to ensure that relevant companies within our supply chain are compliant with applicable supply chain due diligence acts, which may require us to embark on new due diligence processes with other companies and in some cases parting ways with suppliers.
Changes to several international regulatory frameworks including the European Union's Corporate Sustainability Reporting Directive (“CSRD”) and Corporate Sustainability Due Diligence Directive (“CSDDD”) have increased thresholds and moved out compliance timeframes by several years. We continue to closely monitor developments in sustainability- and climate change-related laws, regulations and policies for their potential effect on our business, however, we are currently not able to accurately predict the materiality of any potential costs associated with such developments. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend, and our business could be adversely affected by the outcome.
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

Index

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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline or might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 19, 2026, we had 28.3 million shares of Class A Common Stock outstanding. In addition, shares of Common Stock are issuable upon the vesting of outstanding equity awards, and certain shares are reserved for future issuance under our equity compensation plans.
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

Index

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
Our Chief Information Officer and Senior Director of Information Security, along with members of their respective teams, are responsible for identifying and managing cybersecurity risk. The Senior Leadership Team, the Board of Directors and the Board’s Audit Committee receive regular updates and engage in regular strategic discussions relating to cybersecurity risk management as part of their overall oversight of risk management.
Our cybersecurity framework leverages internationally recognized standards, including the CIS 20 and the NIST SP 800-171 frameworks, and is required to comply with the Department of War Cybersecurity Maturity Model Certification (CMMC). We have policies and procedures in place designed to maintain compliance with relevant cybersecurity and data privacy laws and regulations in the jurisdictions in which we operate, such as the European Union GDPR and the California Consumer Privacy Act.
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

Index
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
As part of their oversight of cybersecurity risk, the Board and Audit Committee regularly review detailed cybersecurity reports, which include analyses of the threat landscape, recent incidents, and the efficacy of our cybersecurity strategy. In addition, the Chief Information Officer and Senior Director of Information Security provide bi-annual updates to the Audit Committee and annual briefings to the full Board on our cybersecurity posture, strategy, and risk management. These reviews and updates are complemented by ongoing cybersecurity training for board members to enhance their decision-making and oversight effectiveness.
Regular active engagement in strategic discussions by the Board and Audit Committee ensures that cybersecurity considerations are effectively integrated into our overall business strategy and align with Company objectives and demonstrates the Board’s commitment to proactive cybersecurity oversight.

Index
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
Quarterly, the Chief Information Officer and Senior Director of Information Security present detailed cybersecurity reports to the Enterprise Risk Committee, focusing on strategic initiatives and evolving threats. The Enterprise Risk Committee, meeting quarterly, evaluates cybersecurity within the broader organizational risk context, ensuring consistent assessment and management.
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
The Chief Information Officer oversees our broader IT strategy, including cybersecurity, and presents quarterly to the Enterprise Risk Management Committee, bi-annually to the Audit Committee, and annually to the Board. The Chief Information Officer's expertise in information technology, cybersecurity, and strategic planning, forged over 25 years, 20 of which has been spent in leadership at global publicly traded companies, is integral to our approach to cybersecurity risk management. This expertise is crucial in aligning our cybersecurity initiatives with business objectives, ensuring that our strategies effectively support the Company's overall goals.
The Senior Director of Information Security, reporting to and collaborating with the Chief Information Officer, manages our Enterprise Cybersecurity team. Day-to-day responsibilities include the implementation of cybersecurity strategies, cybersecurity risk management, and enhancing defenses against evolving threats. Our Senior Director of Information Security has over 35 years of IT experience, 12 of which have been spent leading the Company’s cybersecurity efforts. The Information Security plays a key role in shaping our cybersecurity strategy, ensuring alignment with industry standards and integration into our broader IT strategy.
Regular reporting channels between the Senior Director of Information Security, the Chief Information Officer, and the Chief Financial Officer facilitate a cohesive, well-informed approach to managing cybersecurity risks. These reports include detailed analyses of potential threats, incident response readiness, and the effectiveness of existing cybersecurity measures.
Item 2.    PROPERTIES
Our principal manufacturing facilities are located in Belgium, Brazil, Canada, China, France, Germany, Italy, Mexico, Spain, Sweden, the United Kingdom, and the United States. The aggregate square footage of our operating facilities in the United States is approximately 2.1 million square feet, of which 1.2 million square feet are owned and 0.9 million square feet are leased. Our facilities located outside the United States comprise approximately 4.5 million square feet, of which 4.0 million square feet are owned and 0.5 million square feet are leased. We consider these facilities to be in good condition and suitable for our purpose. The capacity associated with these facilities is adequate to meet production levels required and anticipated through 2026.
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

Index

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
We have Class A Common Stock with a par value of $0.001. Our Class A Common Stock is principally traded on the New York Stock Exchange under the ticker symbol AIN. According to Broadridge Financial Solutions, Inc., as of December 31, 2025, there were approximately 70,000 beneficial owners of our Class A Common Stock. Dividends are paid on our Class A Common Stock. Our cash dividends, and the high and low prices per share of our Class A Common Stock, were as follows for the periods presented:

Quarter Ended	March 31	June 30	September 30	December 31
2025
Cash dividends per share	$0.27	$0.27	$0.27	$0.28
Class A Common Stock prices:
High	$82.96	$70.94	$72.53	$60.44
Low	$69.04	$59.75	$52.80	$41.42
2024
Cash dividends per share	$0.26	$0.26	$0.26	$0.27
Class A Common Stock prices:
High	$97.34	$91.16	$94.16	$87.46
Low	$85.76	$79.75	$81.29	$67.92

Index

The graph below compares the cumulative 5-Year total return of holders of Albany International Corp.’s Common Stock with the cumulative total returns of the Russell 2000 index and a customized peer group of seventeen companies which are: BWX Technolgies Inc, Curtiss-Wright Corp, Ducommun Inc, Enpro Inc, Esca Technologies Inc, Franklin Electric Co Inc, Graco Inc, Helios Technologies Inc, Hexcel Corp, Kadant Inc, Mercury Systems Inc, Mueller Water Products Inc, Nordson Corp, SPX Technologies Inc, Standex International Corp, Trimas Corp, Woodward Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Albany International Corp., the Russell 2000 Index,
and a Peer Group
$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Albany International Corp.
Russell 2000
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Copyright© 2026 Russell Investment Group. All rights reserved.
Fiscal year ending December 31.

December 31,	2020	2021	2022	2023	2024	2025
Albany International Corp.	$100.00	$121.62	$136.90	$137.89	$113.65	$73.34
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Peer Group	100.00	111.36	103.77	131.72	149.51	198.27
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

Index

In 2021, the Company's Board of Directors authorized the Company to repurchase shares of up to $200 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. Under this plan, the Company repurchased 1,649,081 shares for a total cost of $136.2 million through February 21, 2025. Of this, 158,177 shares were repurchased in 2025 for $12.6 million.
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which supersedes the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. Under this plan, the Company repurchased 2,682,859 shares in 2025 for a total cost of $173.3 million, including excise taxes and fees. As of December 31, 2025, we were authorized to repurchase shares up to $76.7 million.
Issuer Purchases of Equity Securities during the three months ended December 31, 2025

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
October 1 to October 31, 2025	—	$—	—	$93,445
November 1 to November 30, 2025	206,585	45.06	206,585	84,139
December 1 to December 31, 2025	153,682	48.72	153,682	76,648
Total	360,267		360,267	$76,648

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
The MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025, incorporated herein by reference.
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

Index

capacity that enable it to offer high quality specific part and assembly solutions that achieve its customers’ application performance requirements.
General
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, potential changes in U.S. government policy positions, including changes in Department of Defense policies or priorities, geopolitical conflicts and strained international relations, U.S. and non-U.S. tax law changes, foreign currency exchange rates, sanctions, tariffs, energy costs and supply, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Machine Clothing
During 2025, the MC segment delivered a resilient performance, with several areas performing well despite uneven market dynamics. In Asia, softer demand—across Paper Machine Clothing & Engineered Fabrics—contributed to regional pressure, while EF also declined due to strategic divestment and planned plant consolidation in Europe. Packaging and Tissue continued to perform well, supported by growth across most regions. Publication grades remained under structural pressure, and the MC segment expects publication grade paper demand to continue declining into 2026 and beyond, offset by growing demand for tissue grade products. Looking ahead to 2026, we expect Packaging and Tissue to remain positive contributors, with sales in Europe and the Americas holding broadly stable, while Asia’s trajectory remains uncertain.
We believe the MC segment is well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which MC's products are sold are expected to have volume trends that are in line with global GDP. Despite pricing and demand pressures on revenue growth, the MC segment is expected to improve earnings in the future through technological innovations, particularly within the pressing market, manufacturing productivity efficiencies and cost controls.
The MC segment has been a significant generator of cash for the Company. The Company seeks to maintain the cash-generating potential of this business by vigorously using our differentiated and technically superior products to reduce our customers’ total cost of operation while improving their paper quality, and by maintaining lower costs through a continued focus on cost-reduction initiatives and strategic investment.
In August, 2023, the Company acquired Heimbach, a privately-held manufacturer of paper machine clothing headquartered in Düren, Germany, which provides the MC segment with an increase in scale and complementary technology that further drives MC's differentiated manufacturing sales and service network. The Heimbach integration is a multi-year program that started with harmonizing Heimbach operations with our legacy MRP systems and establishing a new global customer and operations organization. There is a disciplined focus to realize not only the combined benefits from procurement and overhead, but also to leverage best practices in manufacturing and a deep realignment of our operational footprint.
During 2024, the Company announced several initiatives to further rationalize MC's operating footprint, including the closure of the South Korea facility, the consolidation of activities and facilities across the United Kingdom and the closure of Heimbach's Switzerland facility. The Company made progress and realized significant synergies from these efforts during 2025, and announced additional closures of engineered fabrics facilities in Italy, France and the United Kingdom.
Albany Engineered Composites
The AEC segment's strategy is to continue to build on its global brand by leveraging its industry leading performance to drive future growth through technology differentiation. This includes continued investment in AEC's proprietary 3D-woven technology to accelerate solutions that can be offered across a set of broader applications; and by leveraging the AEC's non-3D technology capabilities and capacity, on high-value aerospace (both commercial and defense) applications, and other emerging markets such as space and advance air mobility ("AAM"). The AEC segment provides longer-term growth potential for the Company as it ramps current production programs and captures new commercial and defense opportunities.
The AEC segment (including Albany Safran Composites, LLC (“ASC”), in which our customer SAFRAN Group owns a 10% noncontrolling interest) supplies a number of customers in the aerospace industry. AEC’s largest aerospace

Index

customer is the SAFRAN Group ("SAFRAN") and sales to SAFRAN, through ASC, (consisting primarily of fan blades and cases for CFM International’s LEAP engine) accounted for approximately 15% of the Company’s consolidated Net revenues in 2025. The AEC segment, through ASC, also supplies 3D-woven composite fan cases for the GE9X engine. Outside of ASC, the AEC segment also supplies 3D-woven composite vanes for the F-35 Liftfan.
The AEC segment's current portfolio of non-3D programs includes components for the CH-53K helicopter, components for the F-35, missile bodies for Lockheed Martin’s JASSM air-to-surface missiles, fuselage components for the Boeing 787 aircraft, vacuum waste tanks for Boeing commercial aircraft and components and structures for other commercial, defense, and space and AAM programs. In 2025, approximately 35% of AEC net revenues were related to U.S. government contracts or programs.
The AEC segment is dependent on global supply chains and has experienced disruptions in recent years. In addition, higher inflation levels increased material costs, higher labor rates and other supplier costs that have impacted the AEC segment’s results of operations. The AEC segment attempts to mitigate raw material and supplier costs by entering into long-term supply agreements. However, in some cases, higher raw material and supplier costs adversely impacted certain firm-fixed price programs resulting in lower program gross margins. In addition, as the AEC segment ramps-up larger complex programs, such as those associated with the CH-53 program, it continues to face challenges in staffing and training its workforce to support production rates, which has impacted operational productivity, particularly at its Salt Lake City facility, and contributed to increased labor and scrap costs.
As a result of the higher costs and operational challenges, the AEC segment updated labor, material input and scrap assumptions and estimates for certain long-term programs that resulted in negative cumulative changes in estimated profitability in the amount of $165.8 million in 2025. This amount includes a $155.9 million change in estimated profitability associated with the performance of the CH-53K contracts, of which $147.3 million was recognized in the third quarter and was inclusive of a loss reserve adjustment of $98.0 million for greater than planned labor content and higher material inputs caused by inflation estimated for the duration of the contract. This adjustment represents the estimated full loss anticipated over the remaining eight year life of the program, and we are engaging with our CH-53K customer to discuss potential solutions. In spite of these ongoing discussions, subsequent to the end of the third quarter, we announced that we will commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. Such review could result in a sale of the facility and would include an exit of the structures assembly portion of our business, including the CH-53K contract work. As of December 31, 2025, we have determined that the assets of this group meet the held-for-sale criteria, and have been classified as such within our Consolidated Balance Sheet.
Consolidated Results of Operations
Net Revenues and Gross Profit
The following table summarizes our Consolidated Net revenues and Gross profit:

	(in thousands, except percentages)
Years ended December 31,	2025	2024	2023
Net revenues	$1,182,813	$1,230,615	$1,147,909
Gross profit	243,920	401,776	423,718
Gross profit margin	20.6%	32.6%	36.9%
% change in net revenues	-3.9%	7.2%	10.9%
Consolidated Net revenues decreased 4% compared to 2024, driven by reduced demand for MC products in Asia and AEC revenue adjustments primarily related to the CH-53K program based on our long-term contract estimates. These decreases are partially offset by higher revenue on the AEC LEAP program.
The decrease in Consolidated Gross profit during 2025, as compared to 2024, was driven primarily by increased cost assumptions that adjusted the expected profitability of the AEC segments CH-53K long-term contracts. Gross profit as a percentage of revenues was 21%.

Index

Operating Expenses
The following table summarizes Consolidated Operating expenses by classification:

	(in thousands, except percentages)
Years ended December 31,	2025	2024	2023
Selling, general and administrative expenses	$218,326	$210,882	$214,915
Technical and research expenses	48,015	46,097	40,627
Restructuring expenses, net	13,682	13,438	282
Total operating expenses	$280,023	$270,417	$255,824
Total operating expenses as a % of net revenues	23.7%	22.0%	22.3%
Consolidated SG&A expenses increased 3.5% as compared to 2024 and as a percentage of Net revenues, SG&A expenses increased from 17.1% in 2024 to 18.5% in 2025. The overall increase in Consolidated SG&A expenses was due to the net effect of a $4.4 million increase in personnel-related costs, an increase of $1.9 million in professional fees, and an increase of $3.2 million in global information system costs.
Consolidated Technical and research expenses increased 4.2% as compared to 2024 and as a percentage of Net revenues increased from 3.7% in 2024 to 4.1% in 2025. This change is primarily driven by increased activity within our New Business Ventures group.
In addition to the items discussed above affecting Gross profit, SG&A and Technical and research expenses, Operating income was affected by Restructuring expense, net, of $13.7 million in 2025, as compared to $13.4 million in 2024.
At MC, restructuring actions were taken throughout 2024 and 2025 in order to cease operations at several facilities. Prior year actions at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK, and at the Company's Heimbach paper machine clothing facility in Olten, Switzerland, concluded in 2025. Additional actions were announced in 2025 to close engineered fabric facilities in Ballo, Italy and Saint Junien, France as well as a facility in Manchester, United Kingdom. These actions drove $8.3 million of restructuring charges during 2025, compared to $11.2 million in 2024, a decrease that is primarily due to the timing of the announced actions, workforce reductions, and related costs. We expect to incur additional restructuring expenses related to these actions into 2026.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in restructuring expenses of $3.3 million for the year ended 2025 and $3.6 million for the year ended 2024.
During the first quarter of 2025, the Company decided to consolidate headquarters in Portsmouth, NH. This change impacts approximately 100 employees and will continue through the first half of 2026. Through December 31, 2025, this has resulted in expenses of $2.0 million related to retention, relocation, severance, and professional costs.

Index

Operating Income
The following table summarizes operating income/(loss) by business segment:

	(in thousands, except percentages)
Years ended December 31,	2025	2024	2023
Machine Clothing	$156,212	$183,632	$188,429
Albany Engineered Composites	(145,135)	(11,603)	27,351
Corporate	(47,180)	(40,670)	(47,886)
Total operating income (loss)	$(36,103)	$131,359	$167,894
% of net revenues	-3.1%	10.7%	14.6%
See the Segment Results of Operations section of this Management Discussion and Analysis of Financial Condition and Results of Operations for significant drivers of Operating income/(loss) for each business segment.
Other Earnings Items
The following table summarizes other earnings items that are presented below Operating income:

	(in thousands)
Years ended December 31,	2025	2024	2023
Interest expense, net	$20,605	$12,549	$13,601
Other (income)/expense, net	5,079	1,721	(6,163)
Income tax (benefit)/expense	(4,828)	29,034	48,846
Net income/(loss) attributable to the noncontrolling interest	383	432	490
Interest Expense, net
Interest expense, net increased by $8.1 million over the prior year primarily due to higher average borrowings, in part offset by $1.1 million of greater interest income earned on cash equivalents during the current year. For more information, see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Other (income)/expense, net
Other (income)/expense, net included foreign currency related transactions that resulted in losses of $8.9 million in 2025 as compared to $3.9 million of gains in 2024. In addition, changes in the fair value of derivative instruments included gains of $3.7 million in 2025 and losses of $3.5 million in 2024, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. See Note 6, Other (Income)/Expense, net, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
Income Taxes

Years ended December 31,	2025	2024	2023

Effective tax rate	7.8%	24.8%	30.4%
The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings. For more information on income tax, see Note 7, Income Taxes, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
The Company has continuously monitored its ability to realize deferred tax assets as it pertains to Heimbach GmbH due to their existing net operating loss carryovers. After reviewing the positive and negative evidence available as of December 31, 2025, we continue to assert that we will more likely than not be able to utilize the net deferred tax assets. Net operating losses, which make up the majority of the deferred tax assets, have an unlimited carryforward period in Germany and we expect continued improvements in the business post-acquisition due to synergies and efficiencies that will be realized in the near future. The current net deferred tax asset position at Heimbach GmbH as of December 31, 2025 is $16.5 million. If it was determined that a valuation allowance was required, a deferred tax

Index

expense of $16.5 million as of December 31, 2025 would be required to create a reserve against those net deferred tax assets. The assessment of the need for a valuation allowance could change in future periods if additional negative evidence is observed. The amount of the tax expense needed to book the valuation allowance could also change depending on additional activities.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has indicated that it will not adopt the Pillar Two framework at this time, various jurisdictions in which we operate have enacted, or are in the process of enacting, legislation to implement these rules. Based on their current design, the Pillar Two rules are expected to apply to our global operations. We have evaluated the impact of these rules and have determined that it did not materially increase our global tax costs in 2025. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Index

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 59.9% of our consolidated revenues during 2025. A summary of MC's selected financial results is as follows:

	(in thousands, except percentages)
Years ended December 31,	2025	2024	2023
Net revenues	$708,066	$749,907	$670,768
% change	-5.6%	11.8%	10.1%
Gross profit	323,732	346,044	331,558
% of net revenues	45.7%	46.1%	49.4%
SG&A expenses	131,175	123,120	118,196
Technical and research expenses	28,090	29,832	24,651
Restructuring expenses, net	8,255	9,460	282
Operating income	$156,212	$183,632	$188,429
% of net revenues	22.1%	24.5%	28.1%
Net revenues
Net revenues decreased 5.6% as compared to 2024, driven by reduced demand in Asia, most significantly in China, and by site consolidations, unplanned equipment downtime in one of our production facilities and lower than anticipated sales pricing. This decline is slightly offset by a strong performance within the European market, particularly related to the drying and pressing programs. Further, changes in currency translation rates had the effect of increasing Net revenues $1.2 million.
Gross Profit
Gross profit decreased by $22.3 million as compared to 2024, primarily driven by the volume declines noted above; with gross profit margin also decreasing slightly from 46.1% in 2024 to 45.7% in 2025.
Operating Income
Operating income decreased $27.4 million or 14.9% as compared to 2024, primarily as a result of gross profit declines and increased SG&A costs. Incremental SG&A expenses were primarily a result of increased revaluation losses on monetary operating assets.
Backlog
Backlog at MC can include certain unconfirmed customer indications that may be cancelled prior to release into production. Additionally, a significant amount of orders do not enter backlog due to short lead times. As such, we believe that the segment’s backlog is not a strong indicator of expected future revenue.
Albany Engineered Composites Segment
The AEC segment accounted for 40.1% of our consolidated net revenues during 2025. AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 39% of segment revenue for 2025 and 2024.
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
A summary of AEC's selected financial results is as follows:

	(in thousands, except percentages)
Years ended December 31,	2025	2024	2023
Net revenues	$474,747	$480,708	$477,141
% change	-1.2%	0.7%	12.2%
Gross profit	(79,812)	55,732	92,160
% of net revenues	-16.8%	11.6%	19.3%
SG&A expenses	46,449	47,421	48,833
Technical and research expenses	15,615	16,265	15,976
Restructuring expenses, net	3,259	3,649	—
Operating income/(loss)	$(145,135)	$(11,603)	$27,351
% of net revenues	-30.6%	-2.4%	5.7%
Net revenues
Net revenues decreased 1.2%, primarily driven by $54.9 million of revenue adjustments to the CH-53K program based on our long-term contract estimates. These reductions are partially offset by higher activity levels on various programs including LEAP. Further, changes in currency translation rates had the effect of increasing Net revenues $1.4 million.
Gross Profit
Gross profit decreased $135.5 million as compared to last year, and Gross profit margin decreased from 11.6% in 2024 to (16.8)% in 2025. The reduction was driven primarily by approximately $155.9 million of increased life of contract cost assumptions surrounding the estimated profitability of our CH-53K long-term contracts.
Operating Income/(Loss)
Operating income decreased $133.5 million, principally due to reduced Gross profit as noted above. This was slightly offset by a decrease in SG&A expenses of $1.0 million, driven by a $0.7 million decrease in personnel-related costs. Technical and research expenses decreased $0.7 million as compared to 2024, driven by decreased research material and labor costs. Lastly, restructuring activities were related to reductions in the workforce at various AEC locations and resulted in restructuring expenses of $3.3 million, further reducing Operating income.
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
Backlog differs from unsatisfied performance obligations for contracts disclosed in Note 3, Revenue Recognition, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K, which excludes unsatisfied performance obligations with an original expected duration of one year or less.

Index

Backlog at AEC was $1.4 billion as of December 31, 2025.
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
In addition to supplying paper, paperboard, and tissue companies, the MC segment is a leading supplier to the nonwovens (which includes the manufacture of products such as diapers, personal care, and household wipes), building products, and tannery and textile industries. These non-paper industries have a wide range of customers, with markets that vary from industrial applications to consumer use products. The AEC segment primarily serves customers in the commercial and defense aerospace market through both engine and airframe applications. AEC's working capital levels rose steadily in the last several years in line with the segment's growth.
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
Cash Flow Summary

	(in thousands)
For the years ended December 31,	2025	2024	2023
Net income	$(56,959)	$88,055	$111,610
Depreciation and amortization	87,914	89,294	76,733
Changes in working capital(a)	10,861	54,321	(44,214)
Changes in long-term liabilities, deferred taxes and other credits	(45,865)	(23,033)	(11,829)
Contract loss provision	139,665	—	—
Other operating items	16,858	9,804	15,756
Net cash provided by operating activities	152,474	218,441	148,056
Net cash used in investing activities	(68,262)	(80,180)	(217,899)
Net cash used in financing activities	(96,051)	(183,832)	(52,641)
Effect of exchange rate changes on cash flows	8,906	(12,566)	4,128
Increase/(decrease) in cash and cash equivalents	(2,933)	(58,137)	(118,356)
Cash and cash equivalents at beginning of year	115,283	173,420	291,776
Cash and cash equivalents at end of year	$112,350	$115,283	$173,420
_________________________
(a) Includes Accounts receivable, Contract assets, Inventories, Accounts payable and Accrued liabilities.
Net cash provided by operating activities during 2025 was $152.5 million, compared to $218.4 million in 2024. The decrease was primarily driven by slower working capital turns at both segments much of which is driven by higher levels of year-end shipments at AEC, as well as lower net income adjusted for non-cash items.
Net cash used in investing activities included capital expenditures totaling $71.5 million and $81.2 million during 2025 and 2024, respectively, which include investments in new aerospace programs and productivity enhancements in our MC segment. In addition to lower capital expenditures, the decrease from 2024 is due, in part, to proceeds from the sale of Arcari in April 2025.

Index

Net cash used in financing activities was $96.1 million during 2025 as compared to $183.8 million during 2024. The change in cash used in finance activities is a result of increased borrowings and a decrease in principal debt payments versus prior year, partially offset by increased share repurchases.
Liquidity and Capital Structure
We finance our business activities primarily with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. Our subsidiaries outside of the United States may also maintain working capital lines with local banks.
Under our $800 million unsecured credit agreement, $455.7 million of borrowings were outstanding as of December 31, 2025. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of December 31, 2025, we had cash and cash equivalents of $112.4 million and availability under our Credit Agreement of $344.3 million, for a total liquidity of approximately $456.7 million. For more information on the revolving credit agreement, see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
As of December 31, 2025, $91.6 million of our total cash and cash equivalents was held by non-U.S. subsidiaries. The Company has targeted for repatriation $122.2 million of current year and prior year earnings of the Company’s foreign operations. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were approximately $132.1 million, and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost-effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
We have also returned cash to shareholders through dividends and share repurchases. We paid dividends of $32.5 million and $32.5 million during 2025 and 2024, respectively. In total, the Company repurchased 2,841,036 shares in 2025 for a total cost of $187.9 million. On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million, which replaces a prior authorization put in place in 2021. The Company has $76.7 million remaining under this authorization for future share repurchases.
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $12 million. There were no material changes in the Company’s off-balance sheet arrangements during 2025.
Other Sources/Uses of Capital
We have contractual commitments to repay debt, make payments under leases, contribute to our pension and postretirement plans, and settle obligations related to agreements to purchase goods and services, income taxes, compensation plans, and as applicable, interest rate swaps. We estimate these contractual commitments amount to approximately $595.2 million as of December 31, 2025, of which we expect to pay $41.7 million within the next year. Interest payments on debt are expected to be approximately $17.6 million in 2026, $17.6 million in 2027, and $11.1 million in 2028, and principal payments on debt of $330.7 million are not due until 2028. For more information on the revolving credit agreement, see Note 17, Financial Instruments, for payments related to leases see Note 20, Leases, and for payments related to pension and postretirement plans see Note 4, Pension, Postretirement, and Other Benefit Plans, as included in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Payments for these commitments are not representative of all our future cash requirements, which will vary based on future needs.
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

Index

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

Index

critical estimates for measurement of the postretirement benefit obligation. Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligation.
Long-term Rate of Return on Plan Assets Assumption
Our expected long-term rate of return on plan assets is derived from our asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return. The weighted average long-term rate of return on plan assets for our defined benefit pension plans is 4.82% for 2025.
Based on information provided by actuaries and other relevant sources, the Company believes that the assumptions used to estimate expenses, assets and liabilities of pensions and postretirement benefits are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.
Income Taxes
We evaluate the realizability of deferred tax assets by assessing available positive and negative evidence, including the expected reversal of existing temporary differences and projections of future taxable income. If, based on the weight of available evidence, we believe that it is more likely than not some portion of the deferred tax asset will not be realized, a valuation allowance is established. The amount of a valuation allowance is based upon management’s best estimate of deferred tax assets that are not expected to be realized.
Tax positions taken or expected to be taken in a tax return are recognized when it is more-likely-than-not, based on technical merits, to be sustained upon examination by taxing authorities. The amount of tax benefit recognized is measured as the largest amount of benefit that has a greater than 50% likely of being realized upon ultimate settlement, including resolution of any administrative appeals or litigation process, where applicable. These evaluations involve a high degree of uncertainty because they require us to make material assumptions about future events that are inherently difficult to predict. Key judgments include projections of future taxable income across multiple tax jurisdictions, interpretations of continually evolving tax laws and regulations, expectations regarding audit outcomes, and assessments of the timing and reversals of temporary differences. Changes in these assumptions or in actual outcomes could materially affect the amount of deferred tax assets we are able to realize, the valuation allowance recorded, and the recognition and measurement of uncertain tax positions
Business Combinations
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

Index

Goodwill and Intangible assets
Goodwill is not amortized, but is tested for impairment at least annually. Estimating the fair value of reporting units requires the use of estimates and significant judgments, including but not limited to revenue growth rates, operating margins, discount rates, and future market conditions. It is possible that these judgments and estimates could change in future periods. Impairment assessments inherently involve management judgments regarding a number of assumptions such as those described. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
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
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $602.4 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $60.2 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $214.9 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities' functional currency. On a net basis, we had $137.9 million of foreign currency assets as of December 31, 2025. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $13.8 million. Actual results may differ.
Interest Rate Risk
We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

Index

On December 31, 2025, we had the following variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (net of fixed rate portion, due in 2028):
USD borrowings (end of period all-in interest rate of 5.48%)	$225,000
EUR borrowings (end of period all-in interest rate of 3.56%)	52,831
Foreign bank debt	—
Total	$277,831
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $2.8 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable rate debt to a specific rate for a period of time. (See Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).

Index

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Albany International Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of estimated total contract costs at completion for Albany Engineered Composites revenue recognition for certain firm-fixed-price contracts
As discussed in Note 3 to the consolidated financial statements, a portion of the Albany Engineered Composites (AEC) segment revenue is earned under firm-fixed-price orders that are placed under definitive agreements, with revenue recognized over time as costs are incurred. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.
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
Boston, Massachusetts
February 27, 2026

Index

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Albany International Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Albany International Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Boston, Massachusetts
February 27, 2026

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
For the years ended December 31,
(in thousands, except per share amounts)

	2025	2024	2023
Net revenues	$1,182,813	$1,230,615	$1,147,909
Cost of goods sold	938,893	828,839	724,191
Gross profit	243,920	401,776	423,718
Selling, general and administrative expenses	218,326	210,882	214,915
Technical and research expenses	48,015	46,097	40,627
Restructuring expenses, net	13,682	13,438	282
Operating income/(loss)	(36,103)	131,359	167,894
Interest income	(5,159)	(4,064)	(6,566)
Interest expense	25,764	16,613	20,167
Other expense/(income), net	5,079	1,721	(6,163)
Income/(loss) before income taxes	(61,787)	117,089	160,456
Income tax (benefit)/expense	(4,828)	29,034	48,846
Net income/(loss)	(56,959)	88,055	111,610
Net income attributable to the noncontrolling interest	383	432	490
Net income/(loss) attributable to the Company	$(57,342)	$87,623	$111,120

Earnings per share:
Basic earnings (loss) per share attributable to Company shareholders	$(1.94)	$2.81	$3.56
Diluted earnings (loss) per share attributable to Company shareholders	$(1.94)	$2.80	$3.55

Dividends declared per share	$1.09	$1.05	$1.01

Weighted average shares outstanding:
Basic	29,566	31,231	31,171
Diluted	29,566	31,338	31,276

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the years ended December 31,
(in thousands)

	2025	2024	2023
Net income/(loss)	$(56,959)	$88,055	$111,610
Other comprehensive income/(loss), before tax:
Foreign currency translation and other adjustments	60,352	(56,551)	18,593
Pension settlement/curtailment	(2,002)	—	—
Pension/postretirement plan remeasurement	(8,361)	3,888	4,302
Amortization of pension and postretirement liability adjustments:
Prior service credit	(150)	(150)	(4,122)
Net actuarial loss	1,151	613	1,383
Payments and amortization related to interest rate swaps included in earnings	(269)	(13,547)	(15,062)
Derivative valuation adjustment	(399)	1,261	3,512
Income taxes related to items of other comprehensive income/(loss):
Pension settlement/curtailment	422	—	—
Pension/postretirement plan remeasurement	1,763	(1,283)	(673)
Amortization of pension and postretirement liability adjustments	(210)	(153)	904
Payments and amortization related to interest rate swaps included in earnings	62	3,419	3,811
Derivative valuation adjustment	92	(318)	(889)
Comprehensive income/(loss)	(4,508)	25,234	123,369
Comprehensive income/(loss) attributable to the noncontrolling interest	484	(543)	949
Comprehensive income/(loss) attributable to the Company	$(4,992)	$25,777	$122,420

The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED BALANCE SHEETS
At December 31,
(in thousands, except share and per share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$112,350	$115,283
Accounts receivable, net	235,084	246,688
Contract assets, net	87,102	166,557
Inventories	121,589	145,845
Income taxes prepaid and receivable	43,937	19,187
Prepaid expenses and other current assets	34,990	37,132
Assets held for sale	293,783	—
Total current assets	928,835	730,692

Property, plant and equipment, net	482,568	563,431
Intangibles, net	21,428	38,127
Goodwill	162,507	176,261
Deferred income taxes	68,499	28,757
Other assets	54,872	111,428
Total assets	$1,718,709	$1,648,696

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$64,499	$66,095
Accrued liabilities	139,385	141,904
Income taxes payable	35,090	18,367
Liabilities held for sale	203,323	—
Total current liabilities	442,297	226,366

Long-term debt	455,663	318,531
Other noncurrent liabilities	86,850	138,830
Deferred taxes and other liabilities	1,797	16,022
Total liabilities	986,607	699,749

Commitments and Contingencies (Note 21)

Shareholders’ Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; issued 40,989,106 in 2025 and 40,917,539 in 2024	41	41
Additional paid-in capital	460,472	452,933
Retained earnings	976,373	1,065,763
Accumulated items of other comprehensive income:
Translation adjustments	(119,008)	(181,555)
Pension and postretirement liability adjustments	(23,911)	(14,328)
Derivative valuation adjustment	(619)	(106)
Treasury stock (Class A), at cost; 12,685,782 shares in 2025 and 9,844,746 in 2024	(567,139)	(379,210)
Total Company shareholders’ equity	726,209	943,538
Noncontrolling interest	5,893	5,409
Total shareholders' equity	732,102	948,947
Total liabilities and shareholders’ equity	$1,718,709	$1,648,696
The accompanying notes are an integral part of the consolidated financial statements.

Index
Albany International Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(in thousands)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$(56,959)	$88,055	$111,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,712	82,452	70,374
Amortization	5,202	6,842	6,359
Change in deferred taxes and other liabilities	(43,315)	(15,331)	(2,046)
Impairment of property, plant, equipment, and inventory	(390)	2,038	1,773
Non-cash interest expense	1,029	1,025	1,404
Contract loss provision	139,665	—	—
Share-based compensation	10,060	4,715	6,936
Provision/(recovery) for credit losses from uncollected receivables and contract assets	(139)	310	640
Foreign currency remeasurement (gain)/loss on intercompany loans	8,883	81	(2,831)
Fair value adjustment on foreign currency options	—	—	(139)
Gain on sale of assets	(1,566)	(513)	—

Changes in operating assets and liabilities that provided/(used) cash, net of impact of business acquisition:
Accounts receivable	(724)	31,764	(11,038)
Contract assets	(23,189)	12,289	(32,156)
Inventories	17,627	14,627	15,093
Prepaid expenses and other current assets	1,865	4,002	1,530
Income taxes prepaid and receivable	(25,060)	(8,574)	(2,897)
Accounts payable	9,172	(3,084)	(5,672)
Accrued liabilities	7,975	(1,275)	(10,441)
Income taxes payable	14,507	6,918	(1,988)
Noncurrent receivables	—	(780)	3,723
Other noncurrent liabilities	(2,550)	(7,702)	(9,783)
Other, net	7,669	582	7,605
Net cash provided by operating activities	152,474	218,441	148,056

INVESTING ACTIVITIES
Purchase of business, net of cash acquired	—	—	(133,470)
Purchases of property, plant and equipment	(69,830)	(80,249)	(83,560)
Purchased software	(1,675)	(958)	(869)
Proceeds received from sale of assets	3,243	1,027	—
Net cash used in investing activities	(68,262)	(80,180)	(217,899)

FINANCING ACTIVITIES
Proceeds from borrowings	272,003	145,595	78,040
Principal payments on debt	(147,044)	(279,838)	(92,274)
Debt acquisition costs	—	—	(4,108)
Purchase of Treasury shares	(186,012)	(14,175)	—
Taxes paid in lieu of share issuance	(2,521)	(2,931)	(3,136)
Dividends paid	(32,477)	(32,483)	(31,163)
Net cash used in financing activities	(96,051)	(183,832)	(52,641)
Effect of exchange rate changes on cash and cash equivalents	8,906	(12,566)	4,128
(Decrease) in cash and cash equivalents	(2,933)	(58,137)	(118,356)
Cash and cash equivalents at beginning of period	115,283	173,420	291,776
Cash and cash equivalents at end of period	$112,350	$115,283	$173,420
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
The Company owns 90% of the common equity of Albany Safran Composites, LLC ("ASC") which is reported within the Albany Engineered Composites segment. The Company also previously owned 85% of Arcari, SRL ("Arcari") which was divested during the second quarter of 2025. Additional information regarding noncontrolling interest is included in Note 10, Noncontrolling Interest, of the Notes to the Consolidated Financial Statements.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, assets and liabilities held-for-sale, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may materially differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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
For over time contracts, we are required to limit our estimate of contract values to the period of the legally enforceable contract. While certain contracts are expected to be profitable over the course of the program life when including expected renewals, our estimate of contract revenues and costs is limited to the estimated value of enforceable rights and obligations, excluding anticipated renewals. This contract period may result in a loss contract provision at contract inception. Expected losses on projects include losses on contract options that are probable of exercise, excluding profitable options that may follow. For contracts with anticipated losses, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations, which are treated as period expenses.
Products and services provided under long-term contracts represent a significant portion of Net revenues in the AEC segment. We have contracts with certain customers for which revenue is recognized under a cost-plus-fee agreement. We also have fixed price long-term contracts, for which we use the percentage of completion (incurred cost to total estimated cost) method. That method requires significant judgment and estimation, which could be considerably different if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the period the change occurs.
Additional accounting policies related to revenue from contracts with customers are set forth in Note 3, Revenue Recognition, of the Notes to the Consolidated Financial Statements.
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
Earnings Per Share
Basic net earnings or loss per share is computed using the weighted average number of shares of Class A Common Stock outstanding during each year. Diluted net income per share includes the effect of all potentially dilutive securities. If we report a net loss from continuing operations, the diluted loss per share is equal to the basic earnings per share calculation.
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
Selling, general, and administrative expenses include foreign currency gains and losses resulting from third party balances, such as receivables and payables, which are denominated in a currency other than the entity’s functional currency. Gains or losses resulting from cash and short-term intercompany loans and balances denominated in a currency other than the entity’s functional currency, and foreign currency options are generally included in Other expense, net. Gains and losses on long-term intercompany loans not intended to be repaid are recorded in other comprehensive income.
The following table summarizes foreign currency transaction gains and losses recognized in the income statement:

	Years ended December 31,
(in thousands)	2025	2024	2023
(Gains)/losses included in:
Selling, general, and administrative expenses	$6,252	$(4,495)	$4,181
Other (income)/expense, net	8,883	(3,900)	(2,916)
Total transaction (gains)/losses	$15,135	$(8,395)	$1,265

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of three months or less at the date of acquisition by the company.
Accounts Receivable
Accounts receivable includes trade and other accounts receivables and Bank promissory notes. In connection with certain sales in Asia Pacific, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year.
In accordance with ASC 326, Current Expected Credit Losses ("CECL"), the Company recognizes an allowance for expected credit losses on financial assets measured at amortized cost, such as Accounts receivable and Contract assets. The allowance is determined using a CECL model that is based on an historical average three-year loss rate and is measured by financial asset type on a collective (pool) basis when similar risk characteristics exist, at an amount equal to lifetime expected credit losses. The estimate reflects the risk of loss due to credit default, even when the risk is remote, and considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable expected future economic conditions.
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
See additional information set forth in Note 3, Revenue Recognition, and Note 13, Inventories, of the Notes to the Consolidated Financial Statements.
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
Computer software purchased for internal use, at cost, is amortized on a straight-line basis over five to eight years, depending on the nature of the asset, after being placed into service, and is included in Property, plant, and equipment. We capitalize internal and external costs incurred related to the software development stage. Capitalized salaries, travel, and consulting costs related to the software development totaled $1.2 million in both 2025 and 2024.
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
Assets and Liabilities Held for Sale

Disposal groups are classified as held-for-sale if their carrying amounts are expected to be recovered through a sale transaction rather than through continuing use. Disposal groups classified as held-for-sale are measured at the lower of their carrying amount or the fair value less costs of disposal. Disposal groups are classified as current if the sale is probable within one year of the balance sheet date. Depreciation or amortization of an asset ceases when it is classified as held-for-sale. When disposal groups are classified as held-for-sale, prior period amounts are not reclassified to reflect the current period presentation within the Consolidated Balance Sheet.
The determination of the fair value less costs of disposal involves the use of estimates and assumptions that tend to be uncertain. Determining the fair value of a disposal group quantitatively requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on income-based valuation techniques, utilizing projected discounted cash flows. Additionally, there may be adjustments in a future period related to resolution of uncertainties that arise from the terms of the disposal transaction, such as the resolution of purchase price adjustments and indemnifications, resolution of uncertainties that arise from and are directly related to the operations of the component before its disposal.
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
Determining the fair value of a reporting unit quantitatively requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. To determine fair value, we utilize a market-based approach and an income approach. Under the market-based

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
1. Accounting Policies — (continued)
approach, we utilize information regarding the Company, as well as publicly available industry information, to determine earnings multiples. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.
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
Other Assets
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
Included in Other assets is $10.4 million in 2025 and $17.0 million in 2024 for defined benefit pension plans where plan assets exceed the projected benefit obligations. Other assets also include financial assets of $1.1 million in 2025 and $0.6 million in 2024. See additional information set forth in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements.
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
We may use interest rate swaps in the management of interest rate exposures and foreign currency derivatives to manage foreign currency exposure related to assets and liabilities denominated in foreign currencies. When we enter into a derivative contract, we make a determination whether the transaction is deemed to be a hedge for accounting purposes. For those contracts deemed to be a hedge, we formally document the relationship between the derivative instrument and the risk being hedged. In this documentation, we specifically identify the asset, liability, forecasted transaction, cash flow, or net investment that has been designated as the hedged item, and evaluate whether the derivative instrument is expected to reduce the risks associated with the hedged item. To the extent these criteria are not met, we do not use hedge accounting for the derivative.
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
Pension, Postretirement, and Other Benefit Plans
As described in Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements, we have pension and postretirement benefit plans covering certain current and former employees.
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
Recent Accounting Pronouncements
New Accounting Standards Adopted
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The adoption of this standard had an impact on the income tax disclosures presented in this Annual Report on Form 10-K, however, there was no impact to the results of operations, cash flows, and financial condition. We elected to adopt ASU 2023-09 prospectively as permitted by the guidance. See Note 7, Income Taxes, of the Notes to the Consolidated Financial Statements for additional information.
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
2. Reportable Segments and Geographic Data
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
Other significant programs in AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for Boeing commercial programs, and specialty components for the Rolls Royce lift fan

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Reportable Segments and Geographic Data — (continued)
on the F-35, as well as the fan case for the GE9X engine. In 2025, approximately 35% of AEC net revenues were related to U.S. government contracts or programs.
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements:

	Year ended December 31, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$708,066	$474,747	$—	$1,182,813
Cost of goods sold	384,334	554,559	—	938,893
Gross profit	323,732	(79,812)	—	243,920
Selling, general and administrative expenses	131,175	46,449	40,702	218,326
Technical and research expenses	28,090	15,615	4,310	48,015
Restructuring expenses, net	8,255	3,259	2,168	13,682
Operating income/(loss)	$156,212	$(145,135)	$(47,180)	$(36,103)
For the year ended December 31, 2025, Selling, general and administrative expenses include global information systems costs of $17.3 million, $17.6 million and $0.2 million for MC, AEC and Corporate, respectively.

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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Reportable Segments and Geographic Data — (continued)
For the year ended December 31, 2023, Selling, general and administrative expenses include global information systems costs of $10.9 million, $14.2 million and $2.1 million for MC, AEC and Corporate, respectively. Global information systems costs were previously included in Corporate expenses.
The following table reconciles Operating income (loss) to Income before income taxes:

	Years ended December 31,
(in thousands)	2025	2024	2023
Operating income/(loss)	$(36,103)	$131,359	$167,894
Reconciling items:
Interest income	(5,159)	(4,064)	(6,566)
Interest expense	25,764	16,613	20,167
Other (income)/expense, net	5,079	1,721	(6,163)
Income before income taxes	$(61,787)	$117,089	$160,456
Interest income, Interest expense, and Other income/expense are not allocated to the business segments.
The following table summarizes depreciation and amortization by segment:

	Years ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization
Machine Clothing	32,849	33,917	24,616
Albany Engineered Composites	53,731	54,228	50,764
Corporate	1,334	1,149	1,353
Consolidated total	$87,914	$89,294	$76,733
Results for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 include Heimbach, which was acquired August 31, 2023. Depreciation expense for Heimbach on Property, plant, and equipment, net was $10.9 million, $12.4 million, and $4.0 million in 2025, 2024, and 2023 respectively; and amortization expense on Intangibles, net was $1.0 million, $1.0 million, and $0.3 million in 2025, 2024, and 2023 respectively.
In the measurement of assets utilized by each reportable segment, we include Inventories, Accounts receivable, net, Contract assets, net, Property, plant and equipment, net, Intangibles, net and Goodwill. Assets held-for-sale have been removed from segment assets and presented as a reconciling item.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
2. Reportable Segments and Geographic Data — (continued)
The following table presents assets and capital expenditures by reportable segment:

	As of December 31,
(in thousands)	2025	2024	2023
Segment assets
Machine Clothing	$618,476	$600,603	$669,907
Albany Engineered Composites	491,802	736,306	800,931
Reconciling items:
Cash	112,350	115,283	173,420
Income taxes prepaid, receivable and deferred	112,436	47,944	33,984
Prepaid and Other assets	89,862	148,560	156,772
Assets held for sale	293,783	—	—
Total assets	$1,718,709	$1,648,696	$1,835,014

Capital expenditures and purchased software
Machine Clothing	$30,770	$21,270	$25,917
Albany Engineered Composites	39,098	58,121	57,404
Corporate	1,637	1,816	1,108
Total capital expenditures and purchased software	$71,505	$81,207	$84,429

Index
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

	Years ended December 31,
(in thousands)	2025	2024	2023
Net revenues
United States	$638,064	$650,532	$649,500
Switzerland	110,775	109,751	115,207
Germany	77,398	86,991	32,239
France	76,360	81,141	77,573
China	62,335	67,732	65,135
Brazil	68,642	66,943	69,527
Mexico	58,384	57,928	58,874
Other countries	90,855	109,597	79,854
Total Net revenues	$1,182,813	$1,230,615	$1,147,909

Property, plant and equipment, net
United States	$202,729	$299,370	$303,578
China	54,991	52,063	57,070
Germany	48,858	46,033	52,934
Mexico	45,844	38,762	46,759
France	28,015	30,935	31,069
United Kingdom	16,100	16,651	18,306
Canada	16,194	14,313	15,318
Spain	12,808	12,154	14,804
Other countries	57,029	53,150	62,151
Total Property, plant and equipment, net	$482,568	$563,431	$601,989

3. Revenue Recognition
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Revenue Recognition — (continued)
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Revenue Recognition — (continued)
The sum of net adjustments to the estimated profitability of long-term contracts decreased AEC revenue by $69.1 million and operating income by $165.8 million in 2025. The decrease in profitability was primarily driven by a few large complex programs, including adjustments of $155.9 million for various CH-53K programs, based on changes to estimated material input costs, labor hours, and future overhead rates over the remainder of the contract. Comparatively, adjustments in the estimated profitability of long-term contracts decreased operating income by $43.2 million and $4.1 million in 2024 and 2023 respectively. The unfavorable effects in 2024 related to higher labor, material, and scrap costs. The unfavorable effects in 2023 related to additional reserves taken on certain contracts and inflationary factors decreasing anticipated margins.
AEC’s largest source of revenue is derived from the LEAP contract (see Note 10, Noncontrolling Interest, of the Notes to the Consolidated Financial Statements) under a cost-plus-fee agreement. The fee may vary within a narrow range based on our success in achieving certain cost targets. Revenue is recognized over time as costs are incurred, with contract billings adjusted annually to reflect actual costs. Under this contract, there is judgment involved in determining applicable contract costs and expected margin, and therefore, in determining the amount of revenue to be recognized.
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC 919 aircraft. AEC’s largest aerospace customer is SAFRAN and sales to SAFRAN (consisting primarily of fan blades and cases for CFM’s LEAP engine) accounted for approximately 15% of the Company’s consolidated Net revenues in 2025. In 2025, SAFRAN leased manufacturing space from AEC for the GE9X program. Rent paid by SAFRAN under this lease amounted to $1.0 million in 2025 and $1.0 million in 2024. AEC sales to SAFRAN were $177.0 million in 2025, $178.1 million in 2024, and $187.6 million in 2023. The total of Accounts receivable and Contract assets due from SAFRAN amounted to $60.8 million and $78.5 million as of December 31, 2025 and 2024, respectively.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Revenue Recognition — (continued)
The following table presents disaggregated revenue for each product group by timing of revenue recognition:

	For the year ended December 31, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$703,980	$4,086	$708,066
Albany Engineered Composites
ASC	—	173,094	173,094
Other AEC	14,128	287,525	301,653
Total Albany Engineered Composites	14,128	460,619	474,747
Total net revenues	$718,108	$464,705	$1,182,813

	For the year ended December 31, 2024
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$745,978	$3,929	$749,907
Albany Engineered Composites
ASC	—	175,888	175,888
Other AEC	19,518	285,302	304,820
Total Albany Engineered Composites	19,518	461,190	480,708
Total net revenues	$765,496	$465,119	$1,230,615

	For the year ended December 31, 2023
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$666,990	$3,778	$670,768
Albany Engineered Composites
ASC	—	184,184	184,184
Other AEC	20,546	272,411	292,957
Total Albany Engineered Composites	20,546	456,595	477,141
Total net revenues	$687,536	$460,373	$1,147,909
The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing (PMC) and engineered fabrics), and, for PMC, the geographical region to which the paper machine clothing was sold:

	Years ended December 31,
(in thousands)	2025	2024	2023
Americas PMC	$351,211	$341,204	$349,544
Eurasia PMC	277,226	301,436	250,048
Engineered Fabrics	79,629	107,267	71,176
Total Machine Clothing net revenues	$708,066	$749,907	$670,768

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
3. Revenue Recognition — (continued)
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year. Most contracts in the AEC segment are a mix of short duration and long duration firm-fixed-price orders, many representing performance obligations with an original maturity of less than one year. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.0 billion as of December 31, 2025, $1.1 billion as of December 31, 2024, and $1.2 billion as of December 31, 2023, and related primarily to firm contracts in the AEC segment. Of the remaining performance obligations as of December 31, 2025, we expect to recognize as revenue approximately $166 million during 2026, $182 million during 2027, $154 million during 2028, and the remainder thereafter.
4. Pension, Postretirement, and Other Benefit Plans
Voluntary Savings Plan
The Company maintains a voluntary savings plan covering all employees in the United States. The Plan, known as the Prosperity Plus Savings Plan, is a qualified plan under section 401(k) of the U.S. Internal Revenue Code. The Company matches, in the form of cash, between 50% and 100% of employee contributions up to a defined maximum. The investment of employee contributions to the plan is self-directed. The Company’s cost of the plan amounted to $8.5 million in 2025, $7.8 million in 2024, and $7.3 million in 2023.
The plan allows for discretionary matching contributions. The Company uses such discretion to provide profit sharing contributions to plan participants. Such contributions are based on Company performance and vary from year to year and contributions are generally made in the first quarter following the Company’s fiscal year-end. The Company’s profit-sharing plan covers all employees in the United States. After the close of each year, the Board of Directors reviews and approves the amount of the profit-sharing contribution. Company contributions to the plan are in the form of cash. The expense recorded for this plan was $3.2 million in 2025, $2.4 million in 2024, and $4.9 million in 2023.
Pension and Postretirement Plans
The Company has defined benefit pension and postretirement plans covering certain current and former U.S. and non-U.S. employees. The eligibility, benefit formulas, and contribution requirements for plans vary by location.
As of December 31, 2025, U.S. benefit obligations exist through the U.S. Supplemental Executive Retirement Plan (“SERP”), a frozen unfunded pension plan, and the U.S. postretirement welfare plan ("PRW"), a frozen plan which provides various medical, dental, and life insurance benefits. The U.S. Pension Plus Plan, a qualified defined benefit pension plan was terminated in 2021 and settled during 2022.
The Company recognizes the funded status of each defined benefit and other postretirement benefit plan. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Company pension plan disclosures for U.S. and non-U.S. plans have been combined for both 2025 and 2024, except where indicated below.
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
The following table sets forth the plan benefit obligations:

	As of December 31, 2025		As of December 31, 2024
(in thousands, except percentages)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Benefit obligation, beginning of year	$137,111	$26,715	$158,323	$28,684
Service cost	1,156	40	1,812	46
Interest cost	6,013	1,414	6,114	1,416
Plan participants' contributions	266	—	530	—
Actuarial (gain)/loss	3,533	1,235	(3,868)	(709)
Benefits paid	(10,464)	(2,566)	(9,423)	(2,651)
Acquisitions/Divestiture	(374)	—	—	—
Settlements and curtailments	(15,043)	—	(7,805)	—
Foreign currency changes	12,121	41	(8,572)	(71)
Benefit obligation, end of year	$134,319	$26,879	$137,111	$26,715
Accumulated benefit obligation	$129,003	$—	$132,198	$—
Weighted average assumptions used to
determine benefit obligations, end of year:
Discount rate — U.S. plan	4.84%	5.21%	5.44%	5.61%
Discount rate — non-U.S. plans	4.71%	4.95%	4.32%	4.70%
Cash balance interest crediting rate - Switzerland pension plan	1.20%	—	1.15%	—
Compensation increase — U.S. plan	N/A	N/A	N/A	N/A
Compensation increase — non-U.S. plans	2.90%	2.75%	2.68%	2.75%
During 2025, pension benefit obligations decreased by $2.8 million, related to several factors including benefit payments made to participants of the plan which resulted in a decrease of $10.5 million, and settlement and curtailments which resulted in a decrease of $15.0 million, offset by foreign currency changes, with an increase of $12.1 million, as well as several other offsetting items. Other postretirement benefit obligations increased by $0.2 million in 2025, primarily driven by interest costs and actuarial losses.
During 2024, pension benefit obligations decreased by $21.2 million, related to several factors including benefit payments made to participants of the plan which resulted in a decrease of $9.4 million, and foreign currency changes which resulted in a decrease of $8.6 million, as well as several other offsetting items. Other postretirement benefit obligations decreased by $2.0 million in 2024, primarily driven by payments made by the Company to participants of the plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The following sets forth information about plan assets:

	As of December 31, 2025		As of December 31, 2024
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets, beginning of year	$103,137	$—	$112,688	$—
Actual return on plan assets, net of expenses	668	—	(408)	—
Employer contributions	5,644	2,566	8,744	2,651
Plan participants' contributions	266	—	530	—
Benefits paid	(10,464)	(2,566)	(9,423)	(2,651)
Acquisitions	—	—	—	—
Settlements	(14,767)	—	(3,811)	—
Other	—	—	—	—
Foreign currency changes	7,127	—	(5,183)	—
Fair value of plan assets, end of year	$91,611	$—	$103,137	$—
The funded status of the plans was as follows:

	As of December 31, 2025		As of December 31, 2024
(in thousands)	Pension plans	Other postretirement benefits	Pension plans	Other postretirement benefits
Fair value of plan assets	$91,611	$—	$103,137	$—
Benefit obligation	134,319	26,879	137,111	26,715
Funded status	$(42,708)	$(26,879)	$(33,974)	$(26,715)
Accrued benefit cost, end of year	$(42,708)	$(26,879)	$(33,974)	$(26,715)
Amounts recognized in the consolidated balance sheets consist of the following:
Noncurrent asset	$10,406	$—	$16,982	$—
Current liability	(5,332)	(2,727)	(4,915)	(2,772)
Noncurrent liability	(47,782)	(24,152)	(46,041)	(23,943)
Net amount recognized	$(42,708)	$(26,879)	$(33,974)	$(26,715)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$28,845	$2,597	$19,529	$1,345
Prior service cost/(credit)	(93)	(237)	(96)	(360)
Net amount recognized	$28,752	$2,360	$19,433	$985
The composition of the net pension plan funded status as of December 31, 2025 was as follows:

(in thousands)	U.S. plan	Non-U.S. plans	Total
Pension plans with pension assets	$—	$10,406	$10,406
Pension plans without pension assets	(3,636)	(49,478)	(53,114)
Total	$(3,636)	$(39,072)	$(42,708)
The underfunded balance in the U.S. relates to the Supplemental Executive Retirement Plan.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The composition of the net periodic benefit plan cost for the years ended December 31, 2025, 2024, and 2023, was as follows:

	Pension plans			Other postretirement benefits
(in thousands, except percentages)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$1,156	$1,812	$1,478	$40	$46	$60
Interest cost	6,013	6,114	5,151	1,414	1,416	1,874
Expected return on assets	(4,538)	(5,430)	(4,347)	—	—	—
Amortization of prior service cost/(credit)	(28)	(26)	(32)	(122)	(124)	(4,090)
Amortization of net actuarial loss	1,185	647	555	(34)	(34)	828
Settlement	2,355	(33)	—	—	—	—
Curtailment (gain)/loss	(4,356)	(37)	—	—	—	—
Net periodic benefit cost	$1,787	$3,047	$2,805	$1,298	$1,304	$(1,328)

Weighted average assumptions used to determine net cost:
Discount rate — U.S. plan	5.44%	5.15%	5.49%	5.61%	5.21%	5.55%
Discount rate — non-U.S. plans	4.32%	4.05%	5.15%	4.70%	4.70%	5.20%
Cash balance interest crediting rate - Switzerland pension plan	1.15%	1.30%	2.15%	—	—	—
Expected return on plan assets — U.S. plan	N/A	N/A	N/A	N/A	N/A	N/A
Expected return on plan assets — non-U.S. plans	4.82%	4.98%	5.21%	N/A	N/A	N/A
Rate of compensation increase — U.S. plan	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase — non-U.S. plans	2.68%	2.89%	3.08%	2.75%	2.75%	2.75%
Pretax (gains)/losses on plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2025, 2024, and 2023, was as follows:

	Pension plans			Other postretirement benefits
(in thousands)	2025	2024	2023	2025	2024	2023
Settlements/curtailments	$2,002	$70	$—	$—	$—	$—
Asset/liability loss/(gain)	7,126	(2,023)	4,365	1,235	(709)	(6,131)
Amortization of actuarial gain/(loss)	(1,185)	(646)	(554)	34	34	(828)
Amortization of prior service cost/(credit)	28	26	32	122	124	4,090
Currency impact	1,349	(748)	757	(16)	28	(8)
Cost/(benefit) in Other comprehensive income	$9,320	$(3,321)	$4,600	$1,375	$(523)	$(2,877)

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4.. Pension, Postretirement, and Other Benefit Plans — (continued)
Investment Strategy
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
Fair-Value Measurements
The following tables present plan assets as of December 31, 2025, and 2024, using the fair-value hierarchy, which has three levels based on the reliability of inputs used, as described in Note 18, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements. Certain investments that are measured at fair value using net asset value ("NAV") as a practical expedient are not required to be categorized in the fair value hierarchy table. The total fair value of these investments is included in the table below to permit reconciliation of the fair value hierarchy to amounts presented in the funded status table above. As of December 31, 2025 and 2024, there were no investments expected to be sold at a value materially different than NAV.

	Assets at Fair Value as of December 31, 2025
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$—	$—	$—
Debt securities	283	43,281	—	43,564
Insurance contracts	—	—	3,998	3,998
Real Estate	—	—	—	—
Hedge Funds	—	—	—	—
Cash and short-term investments	6,643	—	—	6,643
Total investments in the fair value hierarchy	$6,926	$43,281	$3,998	54,205
Investments at net asset value:
Common Stocks and equity funds				12,689
Fixed income funds				24,717
Limited partnerships				—
Total plan assets				$91,611

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)

	Assets at Fair Value as of December 31, 2024
(in thousands)	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total
Common Stocks and equity funds	$—	$4,241	$—	$4,241
Debt securities	—	49,940	—	49,940
Insurance contracts	—	—	3,528	3,528
Real Estate	—	—	3,244	3,244
Hedge Funds	—	—	836	836
Cash and short-term investments	5,323	—	—	5,323
Total investments in the fair value hierarchy	$5,323	$54,181	$7,608	67,112
Investments at net asset value:
Common Stocks and equity funds				13,124
Fixed income funds				22,901
Limited partnerships				—
Total plan assets				$103,137
The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2025 and 2024:

(in thousands)	December 31, 2024	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2025
Insurance contracts -
total level 3 assets	$7,608	$—	$81	$(3,691)	$—	$3,998

(in thousands)	December 31, 2023	Net realized gains	Net unrealized gains	Net purchases, issuances and settlements	Net transfers (out of) Level 3	December 31, 2024
Insurance contracts -
total level 3 assets	$7,597	$—	$58	$(47)	$—	$7,608
None of the Company's U.S. pension plans held assets during 2025 or 2024. The asset allocation for the Company’s non-U.S. pension plans for 2025 and 2024, and the target allocation, by asset category, are as follows:

	Non-U.S. Plans
	Target Allocation	Percentage of plan assets at plan measurement date
Asset category		2025	2024
Equity securities	12%	12%	15%
Debt securities	31%	31%	70%
Real estate	1%	1%	3%
Other(1)	56%	56%	12%
	100%	100%	100%
(1)Other includes hedged equity and absolute return strategies, as well as private equity. The Company has procedures to monitor the performance of these investments and compares asset valuations to audited financial statements of the funds.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
4. Pension, Postretirement, and Other Benefit Plans — (continued)
The targeted plan asset allocation is based on an analysis of the actuarial liabilities, a review of viable asset classes, and an analysis of the expected rate of return, risk, and other investment characteristics of various investment asset classes.
At the end of 2025 and 2024, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with projected benefit obligation and an accumulated benefit obligation in excess of plan assets were as follows:

	Plans with projected benefit obligation in excess of plan assets
(in thousands)	2025	2024
Projected benefit obligation	$58,331	$55,067
Fair value of plan assets	5,217	4,111

	Plans with accumulated benefit obligation in excess of plan assets
(in thousands)	2025	2024
Accumulated benefit obligation	$55,260	$52,493
Fair value of plan assets	4,463	3,509
Information about expected cash flows for the pension and other benefit obligations are as follows:

(in thousands)	Pension plans	Other postretirement benefits
Expected employer contributions and direct employer payments in the next fiscal year	$5,931	$2,727
Expected benefit payments
2026	10,324	2,727
2027	9,640	2,626
2028	9,707	2,525
2029	9,589	2,423
2030	9,810	2,324
2031 to 2035 (expected, combined)	46,753	10,126

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring
At MC, restructuring actions were taken throughout 2024 and 2025 in order to cease operations at several facilities. Prior year actions at the Company's MC forming fabric manufacturing facility in Chungju, South Korea, at the Company's Heimbach engineered fabric manufacturing facility in Rochdale, UK, and at the Company's Heimbach paper machine clothing facility in Olten, Switzerland, concluded in 2025. Additional actions were announced in 2025 to close engineered fabric facilities in Ballo, Italy and Saint Junien, France as well as a facility in Manchester, United Kingdom. These actions drove $8.3 million of restructuring charges during 2025, compared to $9.5 million in 2024, a decrease that is primarily due to the timing of the announced actions. Restructuring expenses were a result of workforce reductions, fixed asset impairments, and related costs. The Company incurred an additional $0.3 million recorded in Costs of goods sold due to the write-off of inventory compared to $1.7 million in 2024. We expect to incur additional restructuring expenses related to these actions into 2026.
At AEC, restructuring activities were related to reductions in the workforce at various AEC locations, which resulted in restructuring expenses of $3.3 million for the year ended 2025 and $3.6 million for the year ended 2024.

Restructuring expenses incurred at MC and AEC during 2023 were not significant.
The following table summarizes charges reported in the Consolidated Statements of Income under “Restructuring expenses, net” and "Cost of goods sold":

Year ended December 31, 2025 (in thousands)	Total restructuring costs incurred	Termination and other costs - restructuring	Impairment of assets - Cost of goods sold
Machine Clothing	$8,511	$8,255	$256
Albany Engineered Composites	3,259	3,259	—
Corporate	2,168	2,168	—
Total restructuring expense	$13,938	$13,682	$256

Year ended December 31, 2024 (in thousands)	Total restructuring costs incurred	Termination and other costs - restructuring	Impairment of assets - Cost of goods sold
Machine Clothing	$11,165	$8,298	$2,867
Albany Engineered Composites	3,649	3,649	—
Corporate	329	329	—
Total restructuring expense	$15,143	$12,276	$2,867

Year ended December 31, 2023 (in thousands)	Total restructuring costs incurred	Termination and other costs	Impairment of assets - Cost of goods sold
Machine Clothing	$282	$282	$—
Albany Engineered Composites	—	—	—
Corporate	—	—	—
Total restructuring expense	$282	$282	$—

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
5. Restructuring — (continued)
The table below presents the changes in restructuring liabilities for 2025 and 2024:

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments and Other	December 31, 2025
Total termination and other costs	$4,996	$13,682	$(15,912)	$2,766
As of December 31, 2025, we expect that the total $2.8 million of Accrued liabilities for restructuring will be paid within one year.

(in thousands)	December 31, 2023	Restructuring charges accrued	Payments and Other	December 31, 2024
Total termination and other costs	$—	$12,276	$(7,280)	$4,996

6. Other (Income)/Expense, net
The components of Other expense/(income), net, are:

	Years ended December 31,
(in thousands)	2025	2024	2023
Currency transactions	$8,883	$(3,900)	$(2,916)
Derivative instruments losses/(gains)	(3,735)	3,459	(351)
Components of net periodic pension and postretirement cost other than service	3,890	2,493	(61)
Other	(3,959)	(331)	(2,835)
Total other (income)/expense, net	$5,079	$1,721	$(6,163)
Other (income)/expense, net included foreign currency related transactions associated with cash and intercompany balances which resulted in losses of $8.9 million during 2025 and gains of $3.9 million during 2024. In addition, changes in the fair value of derivative instruments included gains of $3.7 million during 2025 and losses of $3.5 million in 2024, driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Net periodic pension and postretirement costs, other than service costs, were $3.9 million during 2025 and $2.5 million during 2024. Other (income)/expense, net, also included 2025 bank fees, amortization of debt issuance costs, and gains or losses on the sale of assets.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes
Provision for income taxes consisted of the following:

	Years ended December 31,
(in thousands)	2025	2024	2023
Income before income taxes:
U.S.	$(114,505)	$26,660	$68,872
Non-U.S.	52,718	90,429	91,584
	$(61,787)	$117,089	$160,456
Income tax expense/(benefit)
Current:
Federal	$1,920	$2,682	$17,005
State	2,021	4,724	2,030
Non-U.S.	27,502	34,053	34,110
	$31,443	$41,459	$53,145
Deferred:
Federal	$(25,281)	$1,699	$(1,700)
State	(1,731)	(804)	863
Non-U.S.	(9,259)	(13,320)	(3,462)
	$(36,271)	$(12,425)	$(4,299)
Total income tax expense	$(4,828)	$29,034	$48,846
Cash payments for taxes in 2025 consisted of the following:

Years ended December 31,
(in thousands)	2025
Income Taxes Paid:
Domestic
Federal	$2,291
State	2,319

Foreign
Brazil	12,588
Canada	4,787
China	6,836
France	2,308
Mexico	8,166
Other	3,143
Total	$42,438
Cash payments for taxes amounted to $47.3 million in 2024, and $54.5 million in 2023.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2025
(in thousands)	Amount	Percent
U.S. federal statutory income tax rate	(12,976)	21.0%

Domestic federal
Effect of changes in tax laws or rate enacted in the current period	—	—%
Effect of cross-border tax laws
Subpart F income	552	(0.9)%
Other	73	(0.1)%
Tax credits
Research & Development Tax Credit	(1,004)	1.6%
Foreign Tax Credit - Generation, Utilization, and Expiration	1,025	(1.7)%
Other	(162)	0.3%
Changes in valuation allowances	(1,486)	2.4%
Nontaxable or nondeductible items
Officer's compensation	612	(1.0)%
Other	(674)	1.1%
Changes in unrecognized tax benefits	(581)	0.9%
Other	(7)	—%

State and Local Income Taxes, Net of Federal Tax Effect (a)	1,048	(1.7)%

Foreign tax effects
Brazil
State and local (Social Contribution)	3,362	(5.4)%
Foreign Rate Differential	1,500	(2.4)%
Other	(371)	0.6%
Canada
Foreign Rate Differential	(341)	0.6%
Withholding tax	1,476	(2.4)%
State and local (Quebec & Ontario)	545	(0.9)%
Other	233	(0.4)%
China
Foreign Rate Differential	677	(1.1)%
Withholding tax	2,414	(3.9)%
Other	(84)	0.1%
Spain
State and local (Trade Tax)	(762)	1.2%
Foreign Rate Differential	(630)	1.0%
UK
Return to provision	(664)	1.1%
Foreign Rate Differential	(157)	0.3%
Other foreign jurisdictions
Foreign Rate Differential	796	(1.3)%
Withholding tax	1,188	(1.9)%
Other	(430)	0.7%
Effective income tax rate	(4,828)	7.8%

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)

	Years ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	2.3	1.9
Non-U.S. local income taxes	2.3	1.4
U.S. permanent adjustments	0.6	0.8
Foreign permanent adjustments	1.0	0.7
Foreign rate differential	2.1	2.0
Net U.S. tax on non-U.S. earnings and foreign withholdings	2.8	5.1
Provision for/(resolution) of tax audits and contingencies, net	(1.3)	0.3
U.S. Pension Settlement - Release of Residual Tax Effect	—	—
Change in valuation allowances	4.4	(1.2)
Impact of Mexico net operating loss inflation revaluation	(2.2)	—
Establishment of deferred tax asset for Non-U.S. reserves	(4.3)	—
Impact of amended tax returns	(0.8)	—
Return to provision	(2.2)	(1.2)
Other adjustments	(0.9)	(0.4)
Effective income tax rate	24.8%	30.4%
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
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA retains the 21% corporate tax rate and makes permanent several tax provisions from the Tax Cuts and Jobs Act of 2017, including immediate expensing of domestic R&D, enhanced interest deductibility, and 100 percent bonus depreciation effective in 2025. Revisions to the international tax rules become effective in 2026. In the fourth quarter of 2025, we completed our assessment of the OBBBA, and the impacts were not material.
The Company has operations which constitute a taxable presence in 22 countries outside of the United States. The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2019-2024. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
During the periods reported, income outside of the U.S. was heavily concentrated within Brazil (34% tax rate), and China (25% tax rate). As a result, the foreign income tax rate differential was primarily attributable to these tax rate differences.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

For the year ended December 31	U.S.		Non-U.S.
(in thousands)	2025	2024	2025	2024
Deferred tax assets:
Accounts receivable, net	$667	$502	$1,466	$1,138
Inventories	2,542	2,473	1,471	1,636
Incentive compensation	2,289	1,453	1,054	750
Property, plant, equipment and intangibles, net	—	—	—	—
Pension, post retirement benefits - non-current	6,388	6,440	4,832	2,202
Tax loss carryforwards	30	49	49,776	32,963
Tax credit carryforwards	3,935	3,602	238	29
Leases	13,149	12,192	2,500	2,205
Reserves	32,871	2,639	6,999	7,150
Deferred revenue	—	—	—	—
Other	749	373	239	909
Deferred tax assets before valuation allowance	62,769	29,723	68,575	48,982
Less: valuation allowance	(340)	(1,826)	(17,135)	(13,670)
Total deferred tax assets	$62,429	$27,897	$51,440	$35,312
Deferred tax liabilities:
Unrepatriated foreign earnings	$5,744	$4,961	$—	$—
Property, plant, equipment and intangibles, net	9,822	4,626	17,440	14,483
Basis difference in partner capital	989	1,420	—	—
Basis difference in investment	5,732	5,081	—	—
Derivatives	—	38	151	125
Leases	12,201	11,433	2,303	2,053
Deferred revenue	279	380	2,688	4,663
Other	(11,743)	—	(144)	—
Total deferred tax liabilities	23,024	27,939	22,438	21,324
Net deferred tax (liability)/asset	$39,405	$(42)	$29,002	$13,988
Deferred income tax assets, net of valuation allowances, are expected to be realized through the reversal of existing taxable temporary differences and future taxable income.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
7. Income Taxes — (continued)
As of December 31, 2025, the Company's net operating loss, capital loss and tax credit carryforwards were as follows:

(in thousands)	Expiration Period	Net Operating and Capital Loss Carryforwards	Tax Credit Carryforwards
Jurisdiction
U.S. Federal	2026 - 2045	$—	$2,558
U.S. State	2035 - 2042	30	1,010
U.S. State	Indefinite	—	367
Non-U.S.	2026 - 2040	3,287	—
Non-U.S.	Indefinite	45,806	—
Balance at end of year		$49,123	$3,935
The Company records the residual U.S. and foreign taxes on certain amounts of foreign earnings that have been targeted for repatriation to the U.S. These amounts are not considered to be indefinitely reinvested, and the Company accrued for the tax cost on these earnings to the extent they cannot be repatriated in a tax-free manner. The Company has targeted for repatriation $122.2 million of current year and prior year earnings of the Company’s foreign operations. If these earnings were distributed, the Company would be subject to foreign withholding taxes of $5.2 million and U.S. income taxes of $1.3 million which have already been recorded.
The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. are intended to remain indefinitely invested in foreign operations.
No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2025. If these earnings were distributed, the Company could be subject to income taxes and additional foreign withholding taxes. Determining the amount of unrecognized deferred tax liability related to any additional outside basis difference in these entities is not practical due to the complexities of the hypothetical calculation.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits. If recognized, the $2.3 million would impact the effective tax rate as of December 31, 2025 as follows:

(in thousands)	2025	2024	2023
Unrecognized tax benefits balance at January 1,	$3,142	$2,741	$792
Increase in gross amounts of tax positions related to prior years	678	1,102	2,373
Decrease in gross amounts of tax positions related to prior years	—	(224)	—
Increase in gross amounts of tax positions related to current years		—	196
Decrease due to settlements with tax authorities	(1,714)	(460)	—
Increase (decrease) due to lapse in statute of limitations	—	116	(656)
Currency translation	206	(133)	36
Unrecognized tax benefits balance at December 31,	$2,312	$3,142	$2,741
The Company recognizes interest and penalties related to unrecognized tax benefits within its global operations as a component of income tax expense. The Company recognized $0.2 million, $0.4 million and $0.5 million interest and penalties related to the unrecognized tax benefits noted above, for the years 2025, 2024 and 2023, respectively.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Years ended December 31,
(in thousands, except market price and earnings per share)	2025	2024	2023
Net income attributable to the Company	$(57,342)	$87,623	$111,120
Weighted average number of shares:
Weighted average number of shares used in calculating basic net income/(loss) per share	29,566	31,231	31,171
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards(a)	—	107	105
Weighted average number of shares used in calculating diluted net income/(loss) per share	29,566	31,338	31,276
Net income/(loss) per share:
Basic	$(1.94)	$2.81	$3.56
Diluted(a)	$(1.94)	$2.80	$3.55
Shares outstanding, net of treasury shares, were 28.3 million as of December 31, 2025, 31.1 million as of December 31, 2024, and 31.2 million as of December 31, 2023.
(a) Restricted stock units and multi-year awards of 0.2 million were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive as of December 31, 2025.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI from January 1, 2023 to December 31, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Other Comprehensive Income
January 1, 2023	$(146,851)	$(15,783)	$17,707	$(144,927)
Other comprehensive income/(loss) before reclassifications	21,950	(3,357)	2,623	21,216
Pension/postretirement plan remeasurement, net of tax	—	3,629	—	3,629
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(11,251)	(11,251)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	(1,835)	—	(1,835)
Net current period other comprehensive income	21,950	(1,563)	(8,628)	11,759
December 31, 2023	$(124,901)	$(17,346)	$9,079	$(133,168)
Other comprehensive income/(loss) before reclassifications	(56,654)	103	943	(55,608)
Pension/postretirement plan remeasurement, net of tax	—	2,605	—	2,605
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—		(10,128)	(10,128)
Adjustment related to prior period change in opening valuation allowance	—	310	—	310
Net current period other comprehensive income	(56,654)	3,018	(9,185)	(62,821)
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Other comprehensive income/(loss) before reclassifications	62,547	(2,195)	(307)	60,045
Pension/postretirement settlements and curtailments, net of tax	—	(1,580)	—	(1,580)
Pension/postretirement plan remeasurement, net of tax	—	(6,598)	—	(6,598)
Interest expense related to swaps reclassified to the Statements of Income, net of tax	—	—	(207)	(207)
Pension and postretirement liability adjustments reclassified to Statements of Income, net of tax	—	791	—	791
Net current period other comprehensive income/(loss)	62,547	(9,582)	(514)	52,451
December 31, 2025	$(119,008)	$(23,910)	$(620)	$(143,538)
The components of our Accumulated Other Comprehensive Income that are reclassified to the Statement of Income relate to our pension and postretirement plans and interest rate swaps.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Income (AOCI) — (continued)
The table below presents the expense/(income) amounts reclassified, and the line items of the Statement of Income that were affected for the years ended December 31, 2025, 2024, and 2023.

(in thousands)	2025	2024	2023
Pretax Derivative valuation reclassified from Accumulated Other Comprehensive Income:
(Income)/Expense related to interest rate swaps included in Income before taxes(a)	$(269)	$(13,547)	$(15,062)
Income tax effect	62	3,419	3,811
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$(207)	$(10,128)	$(11,251)
Pretax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Amortization of prior service credit	$(150)	$(150)	$(4,122)
Amortization of net actuarial loss	1,151	613	1,383
Total pretax amount reclassified(b)	1,001	463	(2,739)
Income tax effect	(210)	(153)	904
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$791	$310	$(1,835)
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
In accordance with the operating agreement, Albany received a $28.0 million preferred holding in ASC which includes a preferred return based on the Company’s revolving credit agreement. The common shares of ASC are owned 90% by Albany and 10% by SAFRAN.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
10. Noncontrolling Interest — (continued)
On April 1, 2025, Heimbach sold its 85% controlling interest in Arcari to the minority shareholder and recorded a gain of $1.6 million included in Other (Income) expense on the sale. In connection with the sale, the corresponding value of the noncontrolling interest was reduced to zero. The Company did not retain any ownership in Arcari as a result of the sale and accordingly there was no impact on operating results during the fourth quarter of 2025.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest:
(in thousands, except percentages)	2025	2024
Net income/(loss) of Albany Safran Composites (ASC)	$6,474	$4,759
Less: Return attributable to the Company's preferred holding	1,799	1,329
Net income/(loss) of ASC available for common ownership	$4,675	$3,430
Ownership percentage of noncontrolling shareholder	10%	10%
Net income/(loss) attributable to noncontrolling interest	$468	$343

Noncontrolling interest, beginning of year	$4,983	$5,423
Net income/(loss) attributable to noncontrolling interest	468	343
Changes in other comprehensive income attributable to noncontrolling interest	442	(783)
ASC noncontrolling interest, end of year	$5,893	$4,983

Arcari noncontrolling interest, end of year	$—	$426

Total noncontrolling interest, end of year	$5,893	$5,409

11. Accounts Receivable
As of December 31, 2025 and 2024, Accounts receivable consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Trade and other accounts receivable	$221,592	$231,136
Bank promissory notes	17,844	19,637
Allowance for expected credit losses	(4,352)	(4,085)
Accounts receivable, net	$235,084	$246,688
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

ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
11. Accounts Receivable— (continued)
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
The following tables present the (increases)/decreases in the allowance for credit losses for Accounts receivable:

(in thousands)	December 31, 2024	(Charge)/ benefit	Currency translation	Other	December 31, 2025
Specific customer reserves	$(2,934)	$81	$(314)	$(47)	$(3,214)
Incremental expected credit losses	(1,151)	(18)	(84)	115	(1,138)
Accounts receivable expected credit losses	$(4,085)	$63	$(398)	$68	$(4,352)

(in thousands)	December 31, 2023	(Charge)/ benefit	Currency translation	Other	December 31, 2024
Specific customer reserves	$(2,484)	$(541)	$128	$(37)	$(2,934)
Incremental expected credit losses	(2,776)	157	76	1,392	(1,151)
Accounts receivable expected credit losses	$(5,260)	$(384)	$204	$1,355	$(4,085)
12. Contract Assets and Liabilities
Contract assets and Contract liabilities (included in Accrued liabilities) are reported in the Consolidated Balance Sheets in a net position, on a contract-by-contract basis at the end of each reporting period. Contract assets and contract liabilities are summarized as follows:

(in thousands)	December 31, 2025	December 31, 2024
Contract assets	$87,573	$167,397
Allowance for expected credit losses	(471)	(840)
Contract assets, net	$87,102	$166,557

Contract liabilities	$33,397	$6,085
Contract assets, net decreased $79.5 million during the year ended December 31, 2025 primarily due to a decrease in unbilled revenue related to commercial and defense programs. There were no impairment losses related to our Contract assets during the year ended December 31, 2025 and 2024.
The following tables present the (increases)/ decreases in the allowance for credit losses for Contract assets:

(in thousands)	December 31, 2024	(Charge)/ benefit	Currency translation	Other	December 31, 2025
Contract assets expected credit losses	$(840)	$76	$(17)	$310	$(471)

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
12. Contract Assets and Liabilities— (continued)

(in thousands)	December 31, 2023	(Charge)/ benefit	Currency translation	Other	December 31, 2024
Contract assets expected credit losses	$(908)	$52	$16	$—	$(840)
Contract liabilities increased $27.3 million during the year ended December 31, 2025, primarily due to amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognition from satisfied performance obligations. Revenue recognized for the years ended December 31, 2025 and 2024 that was included in the Contract liability balance at the beginning of the year was $5.6 million and $4.3 million, respectively.
13. Inventories
As of December 31, 2025 and 2024, inventories consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$60,311	$76,559
Work in process	46,952	54,917
Finished goods	14,326	14,369
Total inventories	$121,589	$145,845
14. Property, Plant and Equipment, net
The table below sets forth the components of property, plant and equipment as of December 31, 2025 and 2024:

(in thousands)	2025	2024	Estimated useful life
Land and land improvements	$31,007	$28,161	25 years for improvements
Buildings	296,052	306,273	15 to 40 years
Machinery and equipment	1,176,690	1,188,661	5 to 15 years
Furniture and fixtures	11,176	11,457	5 years
Computer and other equipment	20,096	25,024	3 to 10 years
Software	69,475	69,932	5 to 8 years
Capital expenditures in progress	71,517	75,262
Property, plant and equipment, gross	1,676,013	1,704,770
Accumulated depreciation and amortization	(1,193,445)	(1,141,339)
Property, plant and equipment, net	$482,568	$563,431
Depreciation expense was $82.7 million in 2025, $82.5 million in 2024, and $70.4 million in 2023. Software amortization is recorded in Selling, general, and administrative expense and was $2.1 million in 2025, $1.9 million in 2024, and $1.9 million in 2023.
Capital expenditures, including purchased software, were $71.5 million in 2025, $81.2 million in 2024, and $84.4 million in 2023. Unamortized software cost was $5.7 million, $5.4 million, and $6.6 million in each of the years ended December 31, 2025, 2024, and 2023, respectively. Expenditures for maintenance and repairs are charged to income as incurred and amounted to $30.7 million in 2025, $25.4 million in 2024, and $22.4 million in 2023.

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
In the second quarter of 2025, the Company applied a qualitative assessment approach in performing its annual evaluation of goodwill and indefinite-lived trademark intangibles for the Company's Machine Clothing reporting unit and Engineered Composites reporting units. Based on the qualitative evaluation of the events and circumstances impacting the reporting units, management determined it is more likely than not that the fair value of each reporting unit exceeded its carrying amount, and no further evaluation was necessary.
In the third quarter of 2025, the Company revised its estimates and assumptions used in certain program estimates at completion of its AEC reporting unit, most significantly the CH-53K program. As a result of the changes in estimates, we performed a quantitative assessment of the AEC reporting unit's goodwill for impairment. As part of the quantitative assessment, management used the income and market approach to determine fair value by considering projected cash flows and market multiples for each reporting unit. Management performed the quantitative assessments and concluded that each reporting unit’s fair value continued to significantly exceed its carrying value. Accordingly, no impairment charges were recorded.
In the second quarter of 2025, the Company wrote-off the remaining Finite-lived intangible assets balance at our Arcari, SRL location due to restructuring actions being taken to cease operations at the manufacturing facility. This decision resulted in a non-cash write-off of intangibles for $0.3 million.
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
We amortize certain patents, trademarks and names, customer contracts, relationships and technology assets that have finite-lives. The changes in intangible assets and goodwill from December 31, 2023 to December 31, 2025, were as follows:

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2024	Reclassified to Held for Sale	Other Changes	Amortization	Currency Translation	Balance at December 31, 2025
Finite-lived intangible assets:
AEC Trademarks and trade names	6-15	$11	$—	$—	$(11)	$—	$—
AEC Technology	10-15	2,680	—	—	(616)	352	2,416
AEC Intellectual property	15	828	—	—	(83)	—	745
AEC Customer relationships	8-15	21,892	(13,384)	—	(3,504)	225	5,229
Heimbach Developed technology	9	7,004	—	(315)	(988)	881	6,582
Total Finite-Lived intangible assets, net		$32,415	$(13,384)	$(315)	$(5,202)	$1,458	$14,972
Indefinite-lived intangible assets:
Heimbach Trade name		$5,712	$—	$—	$—	$744	$6,456
MC Goodwill		63,988	—	—	—	5,923	69,911
AEC Goodwill		112,273	(21,829)	—	—	2,152	92,596
Total Indefinite-lived intangible assets		$181,973	$(21,829)	$—	$—	$8,819	$168,963

(in thousands, except for years)	Amortization life in years	Balance at December 31, 2023	Acquisition	Amortization	Currency Translation	Balance at December 31, 2024
Finite-lived intangible assets:
AEC Trademarks and trade names	6-15	$22	$—	$(11)	$—	$11
AEC Technology	10-15	3,426	—	(569)	(177)	2,680
AEC Intellectual property	15	911	—	(83)	—	828
AEC Customer relationships	8-15	25,485	—	(3,480)	(113)	21,892
Heimbach Developed technology	9	8,732	(289)	(953)	(486)	7,004
Total Finite-Lived intangible assets, net		$38,576	$(289)	$(5,096)	$(776)	$32,415
Indefinite-lived intangible assets:
Heimbach Trade name		$6,070	$—	$—	$(358)	$5,712
MC Goodwill		66,873	—	—	(2,885)	63,988
AEC Goodwill		113,308	—	—	(1,035)	112,273
Total Indefinite-lived intangible assets		$186,251	$—	$—	$(4,278)	$181,973

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
15. Goodwill and Other Intangible Assets — (continued)
As of December 31, 2025, the gross carrying amount and accumulated amortization of Finite-lived intangible assets was $35.1 million and $20.1 million, respectively.
Amortization expense related to Finite-lived intangible assets was reported in the Consolidated Statement of Income as follows: $0.9 million in Cost of goods sold and $4.3 million in Selling, general and administrative expenses in 2025; $1.1 million in Cost of goods sold and $4.2 million in Selling, general and administrative expenses in 2024; and $0.4 million in Cost of goods sold and $4.1 million in Selling, general and administrative expenses in 2023.
Estimated amortization expense of intangibles for the years ending December 31, 2026 through 2030, is as follows:

Year	Annual amortization (in thousands)
2026	$2,000
2027	1,900
2028	1,900
2029	1,800
2030	1,200

16. Accrued Liabilities
Accrued liabilities as of December 31, 2025 and 2024 consist of the following:

(in thousands)	2025	2024
Salaries, wages and benefits	$46,403	$57,253
Contract liabilities	33,397	6,085
Returns and allowances	10,787	9,422
Dividends	7,928	8,431
Pension and postretirement	8,059	8,744
Operating lease liabilities	4,274	7,607
Other tax	5,400	7,329
Contract loss reserve	600	10,524
Freight	2,318	3,256
Professional fees	5,032	5,539
Restructuring	2,766	4,996
Other	12,421	12,718
Total accrued liabilities	$139,385	$141,904

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
17. Financial Instruments
Debt principally consists of a revolving credit agreement and foreign bank debt assumed in the acquisition of Heimbach. The following table represents our outstanding debt as of December 31, 2025 and 2024:

(in thousands, except interest rates)	2025	2024
Borrowings under the Amended Credit Agreement(1):
USD borrowings	$350,000	$225,000
EUR borrowings	105,663	93,485
Foreign bank debt	—	46
Total bank debt	455,663	318,531
Less: Current maturities of long-term debt	—	—
Long-term debt	$455,663	$318,531
(1) The credit facility matures in August 2028. At the end of the December 31, 2025 and December 31, 2024, the USD interest rate in effect was 5.56% and 5.77%, respectively, including the effect of interest rate swaps; at the end of December 31, 2025, the EURIBOR interest rate was 3.73% and 4.09% at the end of December 31, 2024, including the effect of interest rate swaps.

There are no principal payments on long-term debt until 2028, at which time the balance of $455.7 million is due. Cash payments of interest amounted to $24.6 million in 2025, $14.7 million in 2024 and $18.7 million in 2023.
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
As of December 31, 2025, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR, plus the spread, which was 1.625%.
As of December 31, 2025, there was $456 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $344 million, based on our maximum leverage ratio and our consolidated EBITDA (as defined in the Amended Credit Agreement).
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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
17. Financial Instruments — (continued)
As of December 31, 2025, our leverage ratio was 1.66 to 1.00 and our interest coverage ratio was 8.30 to 1.00. As of December 31, 2025, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
We had no Level 3 financial assets or liabilities at December 31, 2025, or at December 31, 2024, other than certain pension assets (see Note 4, Pension, Postretirement, and Other Benefit Plans, of the Notes to the Consolidated Financial Statements).

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2025		December 31, 2024
(in thousands)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Fair Value
Assets:
Cash equivalents	$10,584	$—	$11,273	$—
Foreign currency option contracts		—		—
Foreign currency forward contracts		—		—
Other Assets:
Common stock of unaffiliated foreign public company (a)	1,098	—	631	—
Interest rate swaps	—	768	—	149
Liabilities:
Other Non-Current Liabilities
Interest rate swaps	—	—	—	(218)
(a)Original cost basis $0.5 million
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps are derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps flow through the caption Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. In November, 2024, the Company entered into a USD and EUR interest rate swap agreements (see Note 17, Financial Instruments, of the Notes to the Consolidated Financial Statements for additional information). As of December 31, 2025, these interest rate swaps were determined to be highly effective hedges of interest rate cash flow risk. Amounts accumulated in Other comprehensive income are reclassified as Interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest (income)/expense related to payments under the active swap agreements totaled $0.3 million in 2025, $13.4 million in 2024 and $(15.0) million in 2023.
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
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
18. Fair-Value Measurements — (continued)
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

(in thousands)	2025	2024	2023
Derivatives not designated as hedging
instruments:
Foreign currency hedging (gains)/losses	$(3,735)	$3,459	$(351)

19. Other Noncurrent Liabilities
As of December 31, 2025 and 2024, Other noncurrent liabilities consisted of the following:

(in thousands)	2025	2024
Operating leases	$7,423	$61,062
Postretirement benefits other than pensions	24,151	23,943
Pension liabilities	47,782	46,041
Incentive and deferred compensation	2,951	1,908
Other	4,543	5,876
Total other noncurrent liabilities	$86,850	$138,830
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
We have entered into operating leases for offices, manufacturing facilities, warehouses, vehicles, and certain equipment. Our leases have remaining lease terms of one year to 14 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
The components of lease expense were as follows:

	For the years ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease:
Fixed lease cost	11,576	10,776	9,591
Variable lease cost	1,906	516	108
Short-term lease cost	776	2,170	2,060
Total lease expense	$14,258	$13,462	$11,759
The Company was not party to any leases classified as finance leases for the periods ending December 31, 2025, 2024, or 2023.
Supplemental cash flow information related to leases was as follows:

	For the years ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,809	$11,204	$10,105
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,746	$17,698	$9,114
The initial recognition of each ROU asset and lease liability at lease commencement is a noncash transaction that is excluded from amounts reported in the Consolidated Statements of Cash Flows.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Operating leases
Right of use assets	$11,387	$61,671
Lease liabilities included in
Accrued liabilities	$4,274	$7,607
Other noncurrent liabilities	7,423	61,062
Total operating lease liabilities	$11,697	$68,669

Additional information for leases existing at December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	13 years	13 years
Weighted average discount rate
Operating leases	5.8%	5.8%

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
20. Leases — (continued)
Maturities of lease liabilities as of December 31, 2025 were as follows:

(in thousands)	Operating leases
Year ending December 31,
2026	$4,809
2027	3,600
2028	1,692
2029	860
2030	408
Thereafter	2,548
Total lease payments	13,917
Less imputed interest	(2,220)
Total	$11,697

The above table excludes leases held by the disposal group for which the Company is the obligor. Payments for these leases are expected to be $6.2 million in 2026, $6.3 million in 2027, $5.3 million in 2028, $5.4 million in 2029, $5.5 million in 2030, and $57.1 million thereafter. Of these payments, $27.7 million is imputed interest at December 31, 2025.
21. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,677 claims as of December 31, 2025.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid (thousands) to Settle or Resolve
2023	3,598	19	27	3,606	$74
2024	3,606	10	50	3,646	13
2025	3,646	28	59	3,677	173
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of December 31, 2025 we had resolved, by means of settlement or dismissal, 38,079 claims. The total cost of resolving all claims was $10.9 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
21. Commitments and Contingencies — (continued)

remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,675 claims as of December 31, 2025, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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
Multi-Year Performance Plan Awards
Long-term performance incentives were granted to executives as multi-year performance plan ("MPP") awards in each of 2023, 2024. Beginning in 2025, long-term performance incentive awards took the form of restricted stock unit award. Each of the MPP awards vests three years after the grant date, and the extent of payout is dependent upon the achievement of certain performance metrics during the three-year performance period, as defined by the Compensation Committee of the Board of Directors. Settlement of the awards are scheduled to occur no later than 90 days after the end of the performance period. If a participant terminates employment prior to the award becoming fully vested, the participant forfeits either their entire award or a pro rata portion of the MPP award. The grant date share price is determined when the awards are approved by the Compensation Committee of the Board of Directors each year and that price is used to measure the cost for the share-based portion of an award. MPP awards are generally settled in shares. Expense associated with these awards is recognized over the vesting period. and is adjusted quarterly based on estimated achievement of performance metrics. In connection with these awards, we recognized (income)/expense of ($2.1) million in 2025, $1.6 million in 2024 and $5.1 million in 2023. Based on current estimates of achievement of certain performance metrics, we anticipate recognizing $0.1 million of expense in 2026 and 2027.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
22. Stock-Based Compensation — (continued)

Restricted Stock Unit Awards
Long-term restricted stock unit awards (“RSU”) were granted to executives and other eligible employees which vest annually and settle in shares no later than 90 days after the vesting period ends. The grant date share price is the date when the award is approved by the Compensation Committee of the Board of Directors and is used to measure the cost of the award. We recognized $6.5 million of expense in 2025 associated with RSU’s, $2.6 million in 2024, and $4.2 million in 2023. Based on RSU’s outstanding at December 31, 2025, we expect to record approximately $3.4 million of expense in 2026 and $1.4 million of expense in 2027.
As of December 31, 2025, there were 1,341,905 shares of Company stock authorized for the payment of awards under these plans. Information with respect to these plans is presented below:

(in thousands, except number of shares and weighted average grant date value per share)	Number of shares	Weighted average grant date value per share	Year-end intrinsic value
Shares potentially payable at January 1, 2023	135,941	$79.11	$10,754
Forfeitures	(9,035)	$92.02
Payments	(112,279)	$86.35
Shares accrued based on 2023 performance	124,181	$92.52
Shares potentially payable at December 31, 2023	138,808	$84.41	$11,717
Forfeitures	(14,689)	$92.02
Payments	(77,782)	$89.44
Shares accrued based on 2024 performance	81,468	$91.80
Shares potentially payable at December 31, 2024	127,805	$85.69	$10,952
Forfeitures	(39,057)	$87.50
Vesting	(59,180)	$87.62
Grants	195,506	$72.45
Shares accrued based on 2025 performance	21,226	$88.33
Shares potentially payable at December 31, 2025	246,300	$79.34	$19,541
Performance Phantom Stock
Long-term cash retention incentives with a performance component were granted to members of management as Phantom Stock Plan ("PSP") awards. Awards under this plan vest over a 3 to 5 year period and are paid annually in cash based on current market prices of the Company’s stock. Under this program, employees may earn more or less than the target award based on the Company’s results in the year of the award. Expense recognized for this plan amounted to $3.3 million in 2025, $5.4 million in 2024, and $7.8 million in 2023. Based on awards outstanding at December 31, 2025, we expect to record approximately $2.3 million of compensation cost from 2026 to 2028. The weighted average period for recognition of that cost is approximately 1.4 years.
Non-employee Director stock compensation
The Company’s independent Directors are paid an annual retainer, of which a certain amount is required to be paid in shares. The total number of shares paid to each independent Director is determined by the share closing price on the day of the Annual Meeting at which the election of Directors occurs. This resulted in compensation expense of $0.8 million in 2025, $1.2 million in 2024, and $1.1 million in 2023 in the form of shares.

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity
We currently have one class of Common Stock, Class A Common Stock, with a par value of $0.001. Each share is entitled to one vote on all matters submitted to shareholders, and will receive dividends as approved by the Board of Directors.
The Company's Board of Directors authorized the Company to repurchase shares of up to $250 million through open market purchases, privately negotiated transactions or otherwise, and to determine the prices, times and amounts. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The share repurchase program does not have an expiration date. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. As of December 31, 2025, the Company has repurchased in total 2,682,859 shares under the current plan for a total cost of $173.3 million. We are currently authorized to repurchase shares up to $76.7 million under the current program. Further, shares were purchased in 2025 for $12.6 million under a now expired authorization. Repurchases made during 2025 are subject to excise taxes of $1.9 million, payable in 2026.
Activity in Shareholders’ equity for 2023, 2024, and 2025 is presented below:

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

Index
ALBANY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
23. Shareholders’ Equity — (continued)

(in thousands)	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2024	40,856	$41	$448,218	$1,010,942	$(133,168)	9,662	$(364,665)	$5,952	$967,320
Net income	—	—	—	87,623	—	—	—	432	88,055
Compensation and benefits paid or payable in shares	51	—	3,812	—	—	—	—	—	3,812
Shares issued to Directors'	10	—	903	—	—	—	—	—	903
Purchase of Treasury shares	—	—	—	—	—	183	(14,545)	—	(14,545)
Dividends declared on Class A Common Stock, $1.05 per share	—	—	—	(32,802)	—	—	—	—	(32,802)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(166)	(166)
Cumulative translation adjustments	—	—	—	—	(56,654)	—	—	(809)	(57,463)
Pension and postretirement liability adjustments	—	—	—	—	3,018	—	—	—	3,018
Derivative valuation adjustment	—	—	—	—	(9,185)	—	—	—	(9,185)
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947

(in thousands)	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
January 1, 2025	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income	—	—	—	(57,342)	—	—	—	383	(56,959)
Stock- based compensation	61	—	9,300	—	—	—	—	—	9,300
Stock issued under incentive compensation plans	—	—	(1,067)	—	—	—	—	—	(1,067)
Taxes paid in lieu of share issuance	—	—	(1,454)	—	—	—	—	—	(1,454)
Shares issued to Directors'	11	—	760	—	—	—	—	—	760
Purchase of Treasury shares	—	—	—	—	—	2,841	(187,929)	—	(187,929)
Dividends declared on Class A Common Stock, $1.09 per share	—	—	—	(31,953)	—	—	—	—	(31,953)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	62,547	—	—	101	62,648
Pension and postretirement liability adjustments	—	—	—	—	(9,583)	—	—	—	(9,583)
Derivative valuation adjustment	—	—	—	(95)	(513)	—	—	88	(520)
December 31, 2025	40,989	$41	$460,472	$976,373	$(143,538)	12,686	$(567,139)	$5,893	$732,102

24. Held for Sale
During the fourth quarter of 2025, the Company announced that it is exploring strategic alternatives for its structures assembly business as it is not aligned with our long-term strategy. Exiting this business will enable the AEC business segment to focus on higher-margin, advanced technology component opportunities where we have a strong record of execution, and differentiated material science, including our 3D woven technology. The structure assembly program operates within the AEC segment out of the Amelia Earhart Drive facility in Salt Lake City, and is part of Albany Aerostructures Composites, LLC, a wholly-owned subsidiary. In addition to the structure assembly work for the program, the site also manufactures advanced composite parts for the CH-53K and other commercial and defense programs.
The Company has assessed the held-for-sale accounting criteria and classified the assets and liabilities associated with Amelia Earhart Drive facility as held-for-sale at December 31, 2025. Management has also performed a quantitative assessment of the fair value of the disposal group less costs of disposal based on income-based valuation techniques, utilizing projected discounted cash flows. The result was that fair value exceeds the net carrying value, and no impairment charge has been recorded.
The carrying amounts of the assets and liabilities of the facility classified as held-for-sale in our Consolidated Balance Sheet were as follows:

(in thousands)	December 31, 2025
Accounts receivable, net	$27,159
Contract assets, net	68,550
Inventories	16,422
Prepaid expenses and other current assets	697
Property, plant and equipment, net	93,525
Intangibles, net	13,384
Goodwill	21,829
Other assets	52,217
Total assets held for sale	$293,783

Accounts payable	$16,408
Accrued liabilities	115,448
Other noncurrent liabilities	59,724
Deferred taxes and other liabilities	11,743
Total liabilities held for sale	$203,323

25. Subsequent Events
The Company evaluated subsequent events occurring after the balance sheet date through the date these financial statements were issued and determined that no events occurred that would require adjustment to, or disclosure in, the financial statements.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) as of December 31, 2025. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and oversight of the Board of Directors, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.
Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2025. Our independent registered accounting firm has issued a report on the effectiveness of our internal control over financial reporting which is included under Item 8.
Changes in Internal Control over Financial Reporting
Management of the Company has evaluated the changes in the Company's internal controls over financial reporting during 2025. There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

/s/ Gunnar Kleveland	/s/ Willard C. Station	/s/ Sean Valashinas
Gunnar Kleveland	Willard C. Station	Sean Valashinas
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer	Vice President - Controller and Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Item 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of the members of our Board of Directors or Executive Officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Index

PART III
The information required by Items 10, 11, 12, 13, and 14 is set forth under the headings below and when applicable is incorporated herein by reference to the Company’s 2026 Proxy Statement (“Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders.
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
i)Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, directors, and officers, including the Chief Executive Officer, Chief Financial Officer and Vice President- Controller and Chief Accounting Officer. A copy of the Code of Ethics is filed as Exhibit 10(p) and is available at the Corporate Governance section of the Company’s website (www.albint.com), within the investor materials section. A copy of the Code of Ethics may be obtained, without charge, by writing to: Investor Relations Department, Albany International Corp., 325 Corporate Drive, Portsmouth, New Hampshire 03801. Any amendment to the Code of Ethics will be disclosed by posting the amended Code of Ethics on the Company’s website. Any waiver of any provision of the Code of Ethics will be disclosed by the filing of a Form 8-K.
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
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the sections of the Company’s 2026 Proxy Statement captioned “2025 Executive Compensation Earned,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Index

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in the section captioned “Share Ownership” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	—	1,341,905	(1),(2),(3),(4),(5)
Equity compensation plans not approved by security holders	—		—	—
Total	—	(1)	—	1,341,905	(1),(2),(3),(4),(5)
_______________________
(1)Does not include 46,318, 60,078, and 175,876 shares that have been granted and may be issued pursuant to 2023, 2024 and 2025, respectively, performance incentive awards granted to certain executive officers pursuant to either the 2017 Incentive Plan or the 2023 Incentive Plan. Nor does it include 10,416 shares that will be issued pursuant to non-employee director restricted stock units issued pursuant to the 2023 Incentive Plan (see footnote 5 below). In each case such awards are not “exercisable,” but will be paid out to the recipients in accordance with their terms, subject to certain conditions. The ultimate number of shares actually issued pursuant to such awards may be higher or lower depending upon, among other things, forfeitures, cancellation, or, in the particular case of performance share unit awards, actual performance as measured against the performance award target goals.
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
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in the section captioned "Director Independence" and “Election of Directors” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The information required by this item is included in Item 2, "Ratification of Independent Auditors" in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Index

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    FINANCIAL STATEMENTS

Page Number in Form 10-K
See Item 8 of this Form 10-K setting forth the Report of the Independent Registered Public Accounting Firm (PCAOB ID 185) and our Consolidated Financial Statements.	49

(a)(2)    FINANCIAL STATEMENT SCHEDULES
ALBANY INTERNATIONAL CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charge to expense	Other (a)	Balance at end of the period
Allowance for doubtful accounts
Year ended December 31:
2025	$4,925	$(139)	$37	$4,823
2024	6,190	310	(1,575)	4,925
2023	3,984	640	1,566	6,190
Allowance for sales returns
Year ended December 31:
2025	$9,422	$6,301	$(4,936)	$10,787
2024	10,232	6,253	(7,063)	9,422
2023	9,070	5,499	(4,337)	10,232
Valuation allowance deferred tax assets
Year ended December 31:
2025	$15,496	$408	$1,571	$17,475
2024	9,848	6,855	(1,207)	15,496
2023	9,786	(1,381)	1,443	9,848
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
			8-K		10/29/20
Restricted Stock Units
10(l)(vi)	2003 Restricted Stock Unit Plan, as amended May 7, 2008		8-K		05/13/08
10(l)(viii)	2011 Performance Phantom Stock Plan as adopted on May 26, 2011		10-Q	6/30/11	08/09/11
10(l)(xi)	Form of Restricted Stock Unit Award for units granted on August 28, 2018		8-K		09/04/18
10(l)(xii)	Form of Restricted Stock Unit Award for units granted on April 1, 2019		10-Q	3/31/19	05/01/19
10(l)(xiii)	Form of Restricted Stock Unit Award for units granted on November 4, 2019		10-K	12/31/19	02/28/20
10(l)(xiv)	Form of 2011 Performance Stock Bonus agreement		10-K	12/31/19	02/28/20
10(l)(xv)	Form of 2021 Restricted Stock Unit Award Agreement		8-K		02/25/21
10(l)(xvi)	Form of 2024 Restricted Stock Unit Award Agreement		8-K		02/29/24
10(l)(xvii)	Form of 2024 Non-Employee Director Restricted Stock Unit Award Agreement		8-K		02/29/24
10(l)(xviii)	Form of 2025 Performance Stock Award Agreement		8-K		02/27/25
10(l)(xix)	Form of 2025 Restricted Stock Unit Award Agreement		8-K		02/27/25
Stock Options
10(m)(i)	1992 Stock Option Plan		8-K		01/18/93
10(m)(vii)	1998 Stock Option Plan, as amended and restated as of August 7, 2003		10-Q	9/30/03	11/06/03
Executive Compensation
10(m)(xix)	Form of 2021 Multi-year Performance Bonus Agreement		8-K		02/25/21

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Filing Date
10(m)(xx)	Form of Special Incentive Award Agreement		8-K		06/14/23
10(m)(xxi)	Form of 2024 Multi-Year Performance Bonus Agreement		8-K		02/29/24
10(l)(viii)	Form of Severance Agreement between the Company and certain corporate officers or key executives		8-K		01/04/16
10(n)(i)	Supplemental Executive Retirement Plan, adopted as of January 1, 1994, as amended and restated as of January 1, 2008		8-K		01/02/08
10(n)(ii)	2017 Incentive Plan		Def 14A		03/29/17
10(n)(vii)	2023 Long Term Incentive Plan		Def 14A		03/30/23
10(n)(viii)	Form of 2024 Annual Performance Bonus Award Agreement		8-K		02/29/24
10(o)(iv)	Directors’ Annual Retainer Plan, as amended and restated as of February 23, 2018		Def 14A		03/28/18
10(p)	Code of Ethics		10-K	12/31/03	03/11/04
10(q)	Directors Pension Plan, amendment dated as of January 12, 2005		8-K		01/13/05
10(t)	Form of Indemnification Agreement		8-K		04/12/06
10(u)(x)	Voluntary Separation Agreement and General Release, dated May 16, 2025, between the Company and Robert Starr.		8-K		07/30/25
10.2	Amended and restated LLC operating agreement by and between Albany Engineered Composites and Safran Aerospace Composites, Inc. 10% equity interest in ASC for $28 million		10-K	12/31/13	02/26/14
10.3	Employment agreement, dated September 1, 2023, between the Company and Gunnar Kleveland		8-K		08/21/23
10.4	Form of Special Incentive Award Agreement		8-K		08/21/23
19	Insider Trading Policy	X	10-K	12/31/25	02/27/26
21	Subsidiaries of Company	X	10-K	12/31/25	02/27/26
23	Consent of Independent Registered Public Accounting Firms	X	10-K	12/31/25	02/27/26
24	Powers of Attorney	X	10-K	12/31/25	02/27/26
31(a)	Certification of Gunnar Kleveland required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/25	02/27/26
31(b)	Certification of Willard C. Station required pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X	10-K	12/31/25	02/27/26
32(a)	Certification of Gunnar Kleveland and Willard C. Station required pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	X	10-K	12/31/25	02/27/26
97	Incentive Compensation Recovery Policy	X	10-K	12/31/25	02/27/26

Index

The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensive Business Reporting Language), filed herewith:

101(i)	Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023	X	10-K	12/31/25	02/27/26
101(ii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	X	10-K	12/31/25	02/27/26
101(iii)	Consolidated Balance Sheets as of December 31, 2025 and 2024	X	10-K	12/31/25	02/27/26
101(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	X	10-K	12/31/25	02/27/26
101(v)	Notes to Consolidated Financial Statements	X	10-K	12/31/25	02/27/26
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2026.

ALBANY INTERNATIONAL CORP.

By	/s/ Willard C. Station
Willard C. Station
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

*	President and Chief Executive Officer and Director	February 27, 2026
Gunnar Kleveland	(Principal Executive Officer)

/s/ Willard C. Station	Executive Vice President and Chief Financial Officer	February 27, 2026
Willard C. Station	(Principal Financial Officer)

*	Vice President - Controller and Chief Accounting Officer	February 27, 2026
Sean Valashinas	(Principal Accounting Officer)

*	Chairman of the Board and Director	February 27, 2026
John R. Scannell

*	Director	February 27, 2026
Katharine L. Plourde

*	Director	February 27, 2026
Mark J. Murphy

*	Director	February 27, 2026
Kenneth W. Krueger

*	Director	February 27, 2026
J. Michael McQuade

*	Director	February 27, 2026
Christina M. Alvord

*	Director	February 27, 2026
Russell E. Toney

*	Director	February 27, 2026
Bonnie C. Lind

*By /s/ Willard C. Station
Willard C. Station
Attorney-in-fact

Index

CORPORATE INFORMATION
Investor Relations
The Company's Investor Relations Department may be contacted at:
Investor Relations Department
Albany International Corp.
325 Corporate Drive
Portsmouth, NH 03801
Telephone: (603) 330-5800
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
Notice of Annual Meeting
We will again hold our Annual Meeting virtually this year. The Annual Meeting of the Company’s shareholders will be held virtually on Friday, May 15, 2026 at 9:00 a.m. EDT. Access details for the virtual meeting will be published in the Company’s 2026 Proxy filed with the Securities and Exchange Commission.
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

Bonnie C. Lind[1,2]
Former Sr. Vice President, CFO & Treasurer
Neenah Inc.

[1] Member, Audit Committee [2] Member, Compensation Committee [3] Member, Governance Committee

Officers:
Gunnar Kleveland	Willard C. Station
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Merle Stein	Christopher Stone
President – Machine Clothing	President – Albany Engineered Composites

Suzanne Purdum	Robert A. Hansen
Chief Human Resources Officer	Senior Vice President and Chief Technology Officer

Sean Valashinas	Joseph M. Gaug
Vice President – Controller and Chief Accounting Officer	Senior Vice President – General Counsel and Secretary