Form 10-Q
period 2026-03-31
ALBANY INTERNATIONAL CORP /DE/
filed 2026-04-30
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 28.4 million shares of Class A Common Stock outstanding as of April 15, 2026.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenues	$311,333	$288,774
Cost of goods sold	211,539	192,288

Gross profit	99,794	96,486
Selling, general, and administrative expenses	58,299	53,812
Technical and research expenses	12,957	11,896
Restructuring expenses, net	3,165	2,515

Operating income	25,373	28,263
Interest expense/(income), net	5,467	3,655
Other expense/(income), net	(3,193)	983

Income before income taxes	23,099	23,625
Income tax expense	7,650	6,276

Net income	15,449	17,349
Net income/(loss) attributable to the noncontrolling interest	168	(6)
Net income attributable to the Company	$15,281	$17,355

Earnings per share attributable to Company shareholders - Basic	$0.54	$0.56

Earnings per share attributable to Company shareholders - Diluted	$0.54	$0.56

Shares of the Company used in computing earnings per share:
Basic	28,321	30,823

Diluted	28,550	30,984

Dividends declared per Class A share	$0.28	$0.27
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$15,449	$17,349

Other comprehensive income, before tax:
Foreign currency translation and other adjustments	(4,847)	13,123
Pension settlement/curtailment	—	1,600
Amortization of pension liability adjustments:
Prior service credit	(39)	(37)
Net actuarial loss	368	287
Payments and amortization related to interest rate swaps included in earnings	(133)	(192)
Derivative valuation adjustment	657	(493)

Income taxes related to items of other comprehensive income:
Pension settlement/curtailment	—	(422)
Amortization of prior service credit	12	11
Amortization of net actuarial loss	(116)	(88)
Payments and amortization related to interest rate swaps included in earnings	50	14
Derivative valuation adjustment	(248)	36
Comprehensive income	11,153	31,188
Comprehensive income/(loss) attributable to the noncontrolling interest	121	(216)
Comprehensive income attributable to the Company	$11,032	$31,404
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$122,557	$112,350
Accounts receivable, net	241,639	235,084
Contract assets, net	80,847	87,102
Inventories	139,833	121,589
Income taxes prepaid and receivable	43,877	43,937
Prepaid expenses and other current assets	40,480	34,990
Assets held for sale	294,020	293,783
Total current assets	963,253	928,835

Property, plant and equipment, net	471,966	482,568
Intangibles, net	20,443	21,428
Goodwill	161,119	162,507
Deferred income taxes	64,473	68,499
Other assets	55,533	54,872
Total assets	$1,736,787	$1,718,709

Liabilities and Shareholders' Equity
Accounts payable	$75,170	$64,499
Accrued liabilities	143,557	139,385
Income taxes payable	22,819	35,090
Liabilities held for sale	197,068	203,323
Total current liabilities	438,614	442,297

Long-term debt	476,541	455,663
Other noncurrent liabilities	83,871	86,850
Deferred income taxes	2,346	1,797
Total liabilities	1,001,372	986,607

Commitments and Contingencies (Note 17)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 41,040,745 issued in 2026 and 40,989,106 in 2025	41	41
Additional paid in capital	460,629	460,472
Retained earnings	983,704	976,373
Accumulated items of other comprehensive income:
Translation adjustments	(124,214)	(119,008)
Pension and postretirement liability adjustments	(23,327)	(23,911)
Derivative valuation adjustment	(293)	(619)
Treasury stock (Class A), at cost; 12,685,782 shares in 2026 and 12,685,782 in 2025	(567,139)	(567,139)
Total shareholders' equity	729,401	726,209
Noncontrolling interest	6,014	5,893
Total equity	735,415	732,102
Total liabilities and shareholders' equity	$1,736,787	$1,718,709
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$15,449	$17,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,478	19,585
Amortization	651	1,706
Change in deferred taxes	4,025	3,578
Impairment of property, plant and equipment	127	473
Non-cash interest expense	258	256
Compensation and benefits paid or payable in Class A Common Stock	1,460	2,651
Provision/(recovery) for credit losses from uncollected receivables and contract assets	(207)	269
Foreign currency remeasurement loss/(gain) on intercompany loans	(1,865)	2,886

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(6,831)	(20,713)
Contract assets	5,722	11,421
Inventories	(18,466)	(12,873)
Prepaid expenses and other current assets	(5,398)	(2,624)
Income taxes prepaid and receivable	(64)	(70)
Accounts payable	10,893	17,482
Accrued liabilities	(2,103)	(21,164)
Income taxes payable	(12,659)	(17,080)
Noncurrent receivables	—	(200)
Other noncurrent liabilities	(1,594)	(1,046)
Other, net	(233)	233
Net cash provided by operating activities	5,643	2,119

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,290)	(15,597)
Net cash used in investing activities	(9,290)	(15,597)

Cash flows from financing activities:
Proceeds from borrowings	65,000	96,998
Repayment of borrowings	(42,000)	(3,007)
Purchase of Treasury shares	—	(69,153)
Taxes paid in lieu of share issuance	(1,303)	(1,316)
Dividends paid	(7,928)	(8,431)
Net cash provided by financing activities	13,769	15,091

Effect of exchange rate changes on cash and cash equivalents	85	2,458

Increase in cash and cash equivalents	10,207	4,071
Cash and cash equivalents at beginning of period	112,350	115,283
Cash and cash equivalents at end of period	$122,557	$119,354

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$5,779	$3,857
Cash paid for income taxes	$15,904	$16,609

The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying consolidated financial information reflects all adjustments necessary for a fair presentation of Albany International Corp.'s ("Albany", the "Registrant", the "Company", "we", "us", or "our") financial position, results of operations and cash flows for the interim periods presented, but does not include all disclosures normally required for the annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for credit losses, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, stock-based compensation, assets and liabilities held-for-sale, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The ASU clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, it requires entities to disclose material events occurring since the last annual reporting period. The guidance will be effective for interim periods beginning January 1, 2028 and can be applied on a prospective or retrospective basis. We are evaluating the disclosure impact of this guidance; however, the standard will not have an impact on the company’s consolidated financial position, results of operations or cash flows.
In November 2025, the FASB issued ASU No. 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU makes targeted amendments to hedge accounting guidance intended to better align hedge accounting results with an entity’s risk management activities, including changes related to cash flow hedges, forecasted transactions, and certain debt‑related hedging strategies. The guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06 to improve the accounting for costs related to internal-use software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective in the first quarter of 2028 with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. We are evaluating the impact of this guidance on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 to improve the disclosure of expenses in commonly presented expense captions. The new guidance requires a public entity to provide tabular disclosure, on an annual and interim basis, of amounts for the following expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation and (4) intangible asset amortization, as included in each relevant expense caption. Additionally, on an

Index
annual and interim basis, a qualitative description is required for amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. A relevant expense caption is an expense caption presented on the face of the income statement that contains any of the expense categories noted. The guidance also requires certain amounts that are currently required to be disclosed to be included in the same tabular disclosure as these disaggregation requirements. Furthermore, on an annual and interim basis, a public entity is required to separately disclose selling expenses and annually, disclose a description of the selling expenses. The guidance is effective for 2027 annual reporting, and in the first quarter of 2028 for interim reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We are evaluating the impact of this guidance on our consolidated financial statements.

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
Albany Engineered Composites:
The Albany Engineered Composites segment provides highly engineered, advanced composite solutions to customers in the commercial and defense aerospace industries. The segment includes Albany Safran Composites, LLC (“ASC”), in which our customer, the SAFRAN Group (“SAFRAN”) owns a 10 percent noncontrolling interest. AEC, through ASC, is the exclusive supplier to the LEAP program of advanced composite fan blades and fan cases under a long-term supply contract, where revenue is determined by a cost-plus-fee agreement.
Other significant programs for AEC include the Sikorsky CH-53K, F-35, JASSM, and Boeing 787 programs. AEC also supplies vacuum waste tanks for the Boeing commercial programs, and specialty components for the Rolls Royce lift fan on the F-35, as well as the fan case for the GE9X engine. For the year ended December 31, 2025, approximately 35% of AEC's revenues were related to U.S. government contracts or programs.
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements along with other segment data:

Index
Reconciliation of Net Revenues to Operating Income(loss):

	Three Months Ended March 31, 2026
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$165,952	$145,381	$—	$311,333
Cost of goods sold	90,890	120,649	—	211,539
Gross profit	75,062	24,732	—	99,794
Selling, general and administrative expenses	33,249	11,586	13,464	58,299
Technical and research expenses	7,185	4,548	1,224	12,957
Restructuring expenses, net	2,676	—	489	3,165
Operating income/(loss)	$31,952	$8,598	$(15,177)	$25,373

	Three Months Ended March 31, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$174,697	$114,077	$—	$288,774
Cost of goods sold	94,795	97,493	—	192,288
Gross profit	79,902	16,584	—	96,486
Selling, general and administrative expenses	32,881	10,126	10,805	53,812
Technical and research expenses	7,243	3,674	979	11,896
Restructuring expenses, net	1,347	1,168	—	2,515
Operating income/(loss)	$38,431	$1,616	$(11,784)	$28,263

Schedule of Depreciation and Amortization Expenses:

	Three months ended March 31,
(in thousands)	2026	2025
Depreciation and amortization
Machine Clothing	$8,302	$7,706
Albany Engineered Composites	8,787	13,295
Corporate	40	290
Consolidated depreciation and amortization	$17,129	$21,291
As a result of the Amelia Earhart Drive facility meeting the held-for-sale accounting criteria, the facility's assets and liabilities were classified as held-for-sale in the consolidated balance sheets as of December 31, 2025 and March 31, 2026. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance.
Reconciliation of Operating Income/(loss) to Income before income taxes:

	Three months ended March 31,
(in thousands)	2026	2025
Consolidated Operating income/(loss)	$25,373	$28,263
Reconciling items:
Interest income	(882)	(1,638)
Interest expense	6,349	5,293
Other (income)/expense, net	(3,193)	983
Income before income taxes	$23,099	$23,625

Index
The following table presents assets by reportable segment:

(in thousands)	March 31, 2026	December 31, 2025
Segment assets
Machine Clothing	$674,978	$618,476
Albany Engineered Composites	440,869	491,802
Reconciling items:
Cash	122,557	112,350
Income taxes prepaid and receivable, and Deferred income taxes	108,350	112,436
Prepaid expenses and other current assets, and Other assets	96,013	89,862
Assets held for sale	$294,020	$293,783
Consolidated total assets	1,736,787	1,718,709
The following table presents capital expenditures by reportable segment:

	Three months ended March 31,
(in thousands)	2026	2025
Capital expenditures and purchased software
Machine Clothing	$5,606	$6,232
Albany Engineered Composites	2,851	9,365
Corporate	833	—
Total capital expenditures and purchased software	$9,290	$15,597

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
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC C919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) were $48.3 million and $39.4 million for the three months ended March 31, 2026 and 2025, respectively. The total of Accounts receivable and Contract assets due from SAFRAN amounted to $57.1 million and $60.8 million as of March 31, 2026 and December 31, 2025, respectively.
Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead projections, material costs, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The cumulative changes in the estimated profitability of long-term contracts increased revenue by $1.2 million and decreased operating income by $1.8 million during the first quarter of 2026. The decrease in profitability during the first quarter of 2026 was primarily driven by a few large complex programs, including adjustments of $3.1 million for various CH-53K programs, primarily based on changes to future overhead rates over the remainder of the contract. These negative impacts to profitability were offset by positive cumulative adjustments of $1.6 million on our F-35 program.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.

Index
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended March 31, 2026:

	Three months ended March 31, 2026
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$164,900	$1,052	$165,952

Albany Engineered Composites:
ASC	—	47,109	47,109
Other AEC	3,009	95,263	98,272
Total Albany Engineered Composites	$3,009	$142,372	$145,381

Total revenues	$167,909	$143,424	$311,333
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended March 31, 2025:

	Three months ended March 31, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$173,676	$1,021	$174,697

Albany Engineered Composites:
ASC	—	38,920	38,920
Other AEC	4,077	71,080	75,157
Total Albany Engineered Composites	$4,077	$110,000	$114,077

Total revenues	$177,753	$111,021	$288,774

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Three months ended March 31,
(in thousands)	2026	2025
Americas PMC	$76,109	$82,846
Eurasia PMC	69,756	68,197
Engineered Fabrics	20,087	23,654
Total Machine Clothing Net revenues	$165,952	$174,697
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $1.0 billion and $1.1 billion as of March 31, 2026 and 2025, respectively, and related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of March 31, 2026, we expect to recognize as revenue approximately $120.9 million during 2026, $182.6 million during 2027, $153.4 million during 2028, and the remainder thereafter.

Index
4. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the three months ended March 31, 2026 and 2025, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost/(income):
Service cost	$238	$371	$9	$10
Interest cost	1,527	1,450	332	353
Expected return on assets	(705)	(1,232)	—	—
Curtailment cost/(income)	0	(3,770)	—	—
Settlement cost/(income)	0	2,170	—	—
Amortization of prior service cost/(income)	(8)	(6)	(31)	(31)
Amortization of net actuarial loss	364	295	4	(8)
Net periodic benefit cost/(credit)	$1,416	$(722)	$314	$324
The amount of net periodic benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no material curtailments or settlements during the three months ended March 31, 2026. In the first three months of 2025, we took action to settle certain pension plan liabilities related to an MC pension plan in Switzerland, resulting in a net gain totaling $1.6 million.
Service cost for defined benefit pension and postretirement plans are reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

5. Restructuring
At MC, restructuring actions were taken in 2026 and 2025 to consolidate production activities across multiple facilities. For the three months ended March 31, 2026, these actions related to workforce reductions, manufacturing expenses related to ceased production and transfers of fixed assets to other locations. For the three months ended March 31, 2025, restructuring charges incurred included $3.1 million related to workforce reductions, fixed asset impairments and related costs, as well as charges of $0.2 million in cost of goods sold for the write-off of inventory, offset by a $1.8 million pension curtailment gain.

At AEC, restructuring activities for the three months ended March 31, 2025 were related to reorganizational and workforce reduction costs, which resulted in restructuring expenses of $1.2 million. AEC did not incur any restructuring costs for the three months ended March 31, 2026.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net":

	Three months ended March 31,
(in thousands)	2026	2025
Machine Clothing	$2,676	$1,347
Albany Engineered Composites	—	1,168
Corporate	489	—
Total	$3,165	$2,515

Index
The following tables summarize charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Three months ended March 31, 2026	Total restructuring costs incurred	Termination and other costs	Asset Transfer Costs
(in thousands)
Machine Clothing	$2,676	$1,998	$678
Albany Engineered Composites	—	—	—
Corporate	489	489	—
Total	$3,165	$2,487	$678

Three months ended March 31, 2025	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$1,603	$2,640	$723	$(1,760)
Albany Engineered Composites	1,168	1,168	—	—
Corporate	—	—	—	—
Total	$2,771	$3,808	$723	$(1,760)

The table below presents the year-to-date changes in restructuring liabilities for 2026 and 2025:

(in thousands)	December 31, 2025	Restructuring charges accrued	Payments and other	March 31, 2026
Total restructuring and other liabilities	$2,766	$3,165	$(4,871)	$1,060

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments and other	March 31, 2025
Total restructuring and other liabilities	$4,996	$3,808	$(4,136)	$4,668

6. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended March 31,
(in thousands)	2026	2025
Currency transaction losses/(gains)	$(2,152)	$3,152
Derivative instruments losses/(gains)	1,216	(2,526)
Components of net periodic pension and postretirement cost other than service cost	1,483	821
Other losses/(gains)	(3,740)	(464)
Total other (income)/expense, net	$(3,193)	$983
Currency transaction losses/(gains), included within other (income)/expense, net were primarily the result of both realized and unrealized losses/(gains) on intercompany loans. In addition, changes in the fair value of derivative instruments included gains driven by currency rate movements, most notably the Brazilian Real and Mexican Peso.

Index

7. Income Taxes
The Company's effective income tax rate for the three months ended March 31, 2026 and 2025, is as follows:

	Three months ended March 31,
	2026	2025
Effective income tax rate	33.1%	26.6%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions subject to valuation allowances cannot recognize a tax benefit with regard to their generated losses and are excluded from the annual effective tax rate calculation as their taxes will be recorded discretely in each quarter.
Our 2026 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 33.1% and 26.6% for the three months ended March 31, 2026 and 2025, respectively.
The effective rate for the three months ended March 31, 2026 was higher than the effective tax rate for the three months ended March 31, 2025, largely due to the absence of favorable discrete tax items in the current year.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2013-2025. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended March 31,
(in thousands, except earnings per share)	2026	2025
Net income attributable to the Company	$15,281	$17,355

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	28,321	30,823
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	229	161
Weighted average number of shares used in calculating diluted net income per share	28,550	30,984

Net income attributable to the Company per share:
Basic	$0.54	$0.56
Diluted	$0.54	$0.56

Index

9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2025 to March 31, 2026:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2025	$(119,008)	$(23,911)	$(619)	$(143,538)
Foreign currency translation and other adjustments	(5,206)	359	409	(4,438)
Pension settlement/curtailment, net of tax	—	—	—	—
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(83)	(83)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	225	—	225
Net current period other comprehensive income/(loss)	(5,206)	584	326	(4,296)
March 31, 2026	$(124,214)	$(23,327)	$(293)	$(147,834)
The table below presents changes in the components of AOCI for the period from December 31, 2024 to March 31, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Foreign currency translation and other adjustments	17,136	(4,013)	(457)	12,666
Pension settlement expense, net of tax	—	1,178	—	1,178
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(178)	(178)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	173	—	173
Net current period other comprehensive income/(loss)	17,136	(2,662)	(635)	13,839
March 31, 2025	$(164,419)	$(16,990)	$(741)	$(182,150)
The components of AOCI that are reclassified to the Consolidated Statements of Income/(Loss) relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income/(Loss) that were affected for the three months ended March 31, 2026, and the Consolidated Statements of Income/(Loss) for the three months ended March 31, 2025:

Index

	Three months ended March 31,
(in thousands)	2026	2025
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income/(Loss):
Interest (income)/expense, net related to interest rate swaps included in Income/(loss) before taxes(a)	$(133)	$(192)
Income tax effect	50	14
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(Loss)	$(83)	$(178)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement/curtailment	$0	$1,600
Amortization of prior service credit	$(39)	$(37)
Amortization of net actuarial loss	368	287
Total pre-tax amount reclassified(b)	329	1,850
Income tax effect	(104)	(499)
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$225	$1,351
(a)Reported as Interest expense, net in our Consolidated Statements of Income, are payments related to the interest rate swap agreements and amortization of swap buyouts (see Note 15, Financial Instruments, and Note 16, Fair-Value Measurements, of the Notes to the Consolidated Financial Statements).
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
On April 1, 2025, Heimbach sold its 85% controlling interest in Arcari to the minority shareholder and recorded a gain of $1.6 million included in Other (Income) expense on the sale. In connection with the sale, the corresponding value of the noncontrolling interest was reduced to zero. The Company did not retain any ownership in Arcari as a result of the sale and accordingly there was no impact on operating results during the first quarter of 2026.

Index
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Three months ended March 31,
(in thousands, except percentages)	2026	2025
Net income of Albany Safran Composites (ASC)	$2,110	$940
Less: Return attributable to the Company's preferred holding	427	441
Net income of ASC available for common ownership	$1,683	$499
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$168	$50

Noncontrolling interest, beginning of year	$5,893	$4,983
Net income attributable to noncontrolling interest	168	50
Changes in other comprehensive income attributable to the noncontrolling interest	(47)	(136)
ASC Noncontrolling interest, end of interim period	$6,014	$4,897

Arcari Noncontrolling interest, end of interim period	$0	$296

Total Noncontrolling interest, end of interim period	$6,014	$5,193

11. Accounts Receivable
Accounts receivable, net includes trade and other accounts receivable and bank promissory notes, net of allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of March 31, 2026 and December 31, 2025, Accounts receivable consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Trade and other accounts receivable	$230,447	$221,592
Bank promissory notes	15,052	17,844
Allowance for expected credit losses	(3,860)	(4,352)
Accounts receivable, net	$241,639	$235,084

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
As of March 31, 2026 and December 31, 2025, Contract assets and Contract liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Contract assets	$81,528	$87,573
Allowance for expected credit losses	(681)	(471)
Contract assets, net	$80,847	$87,102

Contract liabilities	$38,800	$33,397

Index
Contract assets, net decreased $6.3 million during the three months ended March 31, 2026, primarily due to a decrease in unbilled revenue related to commercial and defense programs. There were no impairment losses related to our Contract assets during the three months ended March 31, 2026 and March 31, 2025.

Contract liabilities increased $5.4 million for the period ended March 31, 2026 compared to December 31, 2025, primarily due to amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognition from satisfied performance obligations. Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the Contract liability balance at the beginning of the year was $16.1 million and $4.2 million, respectively.

13. Inventories
As of March 31, 2026 and December 31, 2025, Inventories consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$67,769	$60,311
Work in process	54,423	46,952
Finished goods	17,641	14,326
Total inventories	$139,833	$121,589

14. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(208)	$—
AEC Technology	10-15	6,406	(4,193)	2,213
AEC Intellectual property	15	1,250	(527)	723
AEC Customer relationships	8-15	69,492	(64,532)	4,960
Heimbach Developed technology	9	8,813	(2,592)	6,221
Total Finite-lived intangible assets		$86,169	$(72,052)	$14,117

Indefinite-lived intangible assets:
Heimbach Trade name		$6,326	$—	$6,326
MC Goodwill		68,895	—	68,895
AEC Goodwill		114,053	(21,829)	92,224
Total Indefinite-lived intangible assets:		$189,274	$(21,829)	$167,445

Index

	December 31, 2025
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(208)	$—
AEC Technology	10-15	6,530	(4,114)	2,416
AEC Intellectual property	15	1,250	(505)	745
AEC Customer relationships	8-15	69,560	(64,331)	5,229
Heimbach Developed technology	9	9,291	(2,709)	6,582
Total Finite-lived assets		$86,839	$(71,867)	$14,972

Indefinite-lived intangible assets:
Heimbach Trade name		$6,456	$—	$6,456
MC Goodwill		69,911	—	69,911
AEC Goodwill		114,428	(21,832)	92,596
Total Indefinite-lived intangible assets:		$190,795	$(21,832)	$168,963

The changes in intangible assets, net and goodwill from December 31, 2025 to March 31, 2026, were as follows:

(in thousands)	December 31, 2025	Other Changes	Amortization	Currency Translation	March 31, 2026
Finite-lived intangible assets:
AEC Trademarks and trade names	$—	$—	$—	$—	$—
AEC Technology	2,416	—	(151)	(52)	2,213
AEC Intellectual property	745	—	(22)	—	723
AEC Customer relationships	5,229	—	(236)	(33)	4,960
Heimbach Developed technology	6,582	—	(242)	(119)	6,221
Total Finite-lived intangible assets	$14,972	$—	$(651)	$(204)	$14,117

Indefinite-lived intangible assets:
Heimbach Trade name	$6,456	$—	$—	$(130)	$6,326
MC Goodwill	69,911	—	—	(1,016)	68,895
AEC Goodwill	92,596	—	—	(372)	92,224
Total Indefinite-lived assets:	$168,963	$—	$—	$(1,518)	$167,445

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

15. Financial Instruments
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	March 31, 2026	December 31, 2025
Borrowings under the Amended Credit Agreement
USD borrowings	$373,000	$350,000
EUR borrowings	103,541	105,663
Total bank debt	476,541	455,663
Less: Current maturities of long-term debt	—	—
Long-term debt	$476,541	$455,663

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
As of March 31, 2026, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR plus the spread, which was 1.625%.
As of March 31, 2026, there was $476.5 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $323.5 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
As of March 31, 2026 and December 31, 2025, the USD interest rate in effect was 5.50% and 5.56%, respectively, including the effect of interest rate swaps; at the end of March 31, 2026 and December 31, 2025, the EUR interest rate in effect was 3.73% and 3.73%, respectively, including the effect of interest rate swaps.
Under the Amended Credit Agreement, we are required to maintain a leverage ratio (as defined in the Credit Agreement) of not greater than 3.75 to 1.00, or 4.25 to 1.00 after a significant acquisition. We are also required to maintain a minimum interest coverage ratio (as defined in the Credit Agreement) of greater than 3.00 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, we will be restricted in paying dividends to a maximum amount of $40 million in a calendar year
As of March 31, 2026, our leverage ratio was 1.83 to 1.00 and our interest coverage ratio was 7.66 to 1.00. As of March 31, 2026, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
We had no Level 3 financial assets or liabilities at March 31, 2026 or at December 31, 2025, other than certain pension assets as indicated in our December 31, 2025 Annual Report on Form 10-K.
Debt is carried at cost, which approximates fair value.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2026		December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$10,233	$—	$10,584	$—
Foreign currency option contracts	—	—	—	—
Foreign currency forward contracts	—	—	—	—
Other Assets:
Common stock of unaffiliated foreign public company (a)	1,355	—	1,098	—
Interest rate swaps	—	—	—	768
Liabilities:
Foreign currency option contracts	—	249	—	—
Other noncurrent liabilities:
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	(241)	—	—
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps are recorded as a component of Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of March 31, 2026, these interest rate swaps were determined to be highly effective hedges of interest rate cashflow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(0.1) million for the three months ended March 31, 2026 and $(0.2) million for the three months ended March 31, 2025.

Index
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(1,083)	$(2,526)

17. Commitments and Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills. We were defending 3,682 claims as of March 31, 2026.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
For the period ended December 31, 2025	3,646	28	59	3,677	$173
For the period ended March 31, 2026	3,677	8	13	3,682	$10
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of March 31, 2026, we had resolved, by means of settlement or dismissal, 38,087 claims at a total cost of $10.9 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,675 claims as of March 31, 2026, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999.

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

18. Changes in Shareholders’ Equity
The following tables summarize changes in Shareholders’ Equity for the three month period ended March 31, 2026:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2025	40,989	$41	$460,472	$976,373	$(143,538)	12,686	$(567,139)	$5,893	$732,102
Net income/(loss)	—	—	—	15,281	—	—	—	168	15,449
Stock issued under incentive compensation plans	52	—	—	—	—	—	—	—	—
Taxes paid in lieu of share issuance	—	—	(1,303)	—	—	—	—	—	(1,303)
Stock-based compensation	—	—	1,460	—	—	—	—	—	1,460
Dividends declared on Class A Common Stock, $0.28 per share	—	—	—	(7,939)	—	—	—	—	(7,939)
Cumulative translation adjustments	—	—	—	—	(5,206)	—	—	(47)	(5,253)
Pension and postretirement liability adjustments	—	—	—	—	584	—	—	—	584
Derivative valuation adjustment and other	—	—	—	(11)	326	—	—	—	315
March 31, 2026	41,041	$41	$460,629	$983,704	$(147,834)	12,686	$(567,139)	$6,014	$735,415

The following table summarizes changes in Shareholders’ Equity for the three month period ended March 31, 2025:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income/(loss)	—	—	—	17,355	—	—	—	(6)	17,349
Compensation and benefits paid or payable in shares	56	—	2,651	—	—	—	—	—	2,651
Purchase of Treasury shares (a)	—	—	—	—	—	925	(69,153)	—	(69,153)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(8,262)	—	—	—	—	(8,262)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	17,136	—	—	(122)	17,014
Pension and postretirement liability adjustments	—	—	—	—	(2,662)	—	—	—	(2,662)
Derivative valuation adjustment	—	—	—	7	(635)	—	—	—	(628)
March 31, 2025	40,973	$41	$455,584	$1,074,863	$(182,150)	10,770	$(448,363)	$5,193	$905,168

(a)On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization.

19. Held for Sale
During the fourth quarter of 2025, we announced that we will commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. This review is expected to be completed by the end of 2026, and management expects the review to result in a sale of the facility, including the CH-53K contract work.
As of December 31, 2025, the Company determined that the Amelia Earhart Drive facility met held-for-sale accounting criteria. Accordingly, the facility's assets and liabilities were classified as held-for-sale in the consolidated balance sheets for all periods presented. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance.
The following table presents the assets and liabilities classified as held-for-sale at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$22,311	$27,159
Contract assets, net	76,930	68,550
Inventories	13,190	16,422
Prepaid expenses and other current assets	647	697
Property, plant and equipment, net	94,147	93,525
Intangibles, net	13,384	13,384
Goodwill	21,829	21,829
Other assets	51,582	52,217
Total assets held for sale	$294,020	$293,783

Accounts payable	$17,991	$16,408
Accrued liabilities	108,398	115,448
Other noncurrent liabilities	58,936	59,724
Deferred income taxes	11,743	11,743
Total liabilities held for sale	$197,068	$203,323

20. Subsequent Events
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
•Inability of our Machine Clothing or Albany Engineered Composites segments to create additional production capacity in a timely manner or the occurrence of other manufacturing or supply difficulties (including as a result of geopolitical crises, natural disaster, public health crises and epidemics/pandemics, regulatory or otherwise);
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
•Assets classified as held for sale may be sold for proceeds lower than currently estimated, or not sold within expected terms or timing;
•Adverse impacts from inflation, an economic slowdown or recession and by disruption in capital and credit markets that might impede our access to credit, increase our borrowing costs and impair the financial soundness of our customers and suppliers;

•Proposed tariffs that may significantly and adversely impact our results of operations;
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
Also, please refer to the Business Environment Overview and Trends in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. The Annual Report on Form 10-K, along with the Company's other filings, can be found on the Securities and Exchange Commission's website, www.sec.gov, as well as on the Company's website: www.albint.com.

General
Global, economic, and political conditions, changes in raw material and commodity prices and supply, labor availability and costs, inflation, interest rates, potential changes in U.S. government policy positions, including changes in Department of Defense policies or priorities, geopolitical conflicts and strained international relations, U.S. and non-

U.S. tax law changes, foreign currency exchange rates, sanctions, tariffs, energy costs and supply, and the impact from natural disasters and weather conditions create uncertainties that could impact our businesses.
Machine Clothing Segment
The MC segment continues to deliver resilient performance, with several areas performing well despite uneven market dynamics. In Asia, softer demand—across Paper Machine Clothing & Engineered Fabrics—continues to contribute to regional pressure. Packaging and Tissue continue to perform well, supported by growth across most regions. Looking ahead to the remainder of 2026, we expect Packaging and Tissue to remain positive contributors, with sales in Europe and the Americas holding broadly stable, while Asia’s trajectory remains uncertain. Publication grades remained under structural pressure, and the MC segment expects publication grade paper demand to continue declining through 2026 and beyond, offset by growing demand for tissue grade products.
We believe the MC segment is well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which MC's products are sold are expected to have volume trends that are in line with global GDP. Despite pricing and demand pressures on revenue growth, the MC segment is expected to improve earnings in the future through technological innovations, manufacturing productivity efficiencies and cost controls.
The MC segment has been a significant generator of operating cash inflows for the Company. The Company seeks to maintain the cash-generating potential of this business by vigorously using our differentiated and technically superior products to reduce our customers’ total cost of operation while improving their paper quality, and by maintaining lower costs through a continued focus on cost-reduction initiatives and strategic investment.

Albany Engineered Composites Segment
The AEC segment's strategy is to continue to build on its global brand by leveraging its industry leading performance to drive future growth through technology differentiation. This includes continued investment in AEC's proprietary 3D-woven technology to accelerate solutions that can be offered across a set of broader applications; and by leveraging the AEC's non-3D technology capabilities and capacity, on high-value aerospace (both commercial and defense) applications, and other emerging markets such as space and advanced air mobility ("AAM"). The AEC segment provides longer-term growth potential for the Company as it ramps current production programs and captures new commercial and defense opportunities.
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
During the fourth quarter of 2025, we announced that we will commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. This review is expected to be completed by the end of 2026, and management expects the review to result in a sale of the facility, including the CH-53K contract work. As of December 31, 2025, we determined that the assets and liabilities of this group meet the held-for-sale criteria, and they have been classified as such within our consolidated balance sheets for all periods presented. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance.

Consolidated Results of Operations
Net Revenues and Gross Profit
The following table summarizes our Consolidated Net revenues and Gross profit:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net revenues	$311,333	$288,774
Gross profit	99,794	96,486
Gross profit margin	32.1%	33.4%
Net revenues for the three months ended March 31, 2026 increased 7.8% as compared to the three months ended March 31, 2025 primarily due to higher volume in the AEC segment partially offset by softness in the US region and temporary production interruptions in the MC business. Additionally, changes in currency translation rates increased comparative segment net revenues by $9.3 million as compared to the prior year.
The increase in gross profit for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by the increased sales volume in AEC. Despite the favorable change to gross profit, increased production costs resulting from changes in the product mix within the MC business are the primary driver for the slight gross profit margin decrease to 32.1% from 33.4% for the three months ended March 31, 2026 and March 31, 2025, respectively.
Operating Expenses
The following table summarizes Consolidated Operating expenses by classification:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Selling, general and administrative expenses	$58,299	$53,812
Technical and research expenses	12,957	11,896
Restructuring expenses, net	3,165	2,515
Total operating expenses	$74,421	$68,223
Total operating expenses as a % of net revenues	23.9%	23.6%
Consolidated Selling, general and administrative ("SG&A") expenses increased $4.5 million or 8.3% as compared to the three months ended March 31, 2025. The overall changes are primarily the result of higher personnel costs as well as costs incurred related to the strategic review of the Amelia Earhart Drive facility.
Consolidated Technical and research expenses increased by $1.1 million as compared to the three months ended March 31, 2025, primarily due to new business ventures initiatives in 2026.
Restructuring expenses, net, of $3.2 million in the three months ended March 31, 2026, increased by $0.7 million compared to $2.5 million in the three months ended March 31, 2025. The change in restructuring actions for the three month period are a result of workforce reductions and global production consolidation activities.
Operating Income
See the Segment Results of Operations section of this Management Discussion and Analysis of Financial Condition and Results of Operations for significant drivers of Operating income/(loss) for each business segment.

Other Earnings Items

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Interest expense/(income), net	$5,467	$3,655
Other (income)/expense, net	(3,193)	983
Income tax expense	7,650	6,276
Net income/(loss) attributable to the noncontrolling interest	168	(6)
Interest Expense, net
Interest expense, net, increased over the prior year primarily due to higher average debt balances as well as a lower amount of interest income earned on cash equivalents during the current year.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related transactions which resulted in gains of $(2.2) million in the three months ended March 31, 2026, as compared to losses of $3.2 million in the same period last year. These changes were primarily the result of unrealized gains and losses on intercompany loans. In addition, changes in the fair value of derivative instruments included gains of $1.2 million in the three months ended March 31, 2026, as compared to gains of $2.5 million for the three months ended March 31, 2025. Unrealized gains and losses on both derivative instruments and intercompany loans were driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. See Note 6, Other (Income)/Expense, net, in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
Effective Income Tax Rate

	Three months ended March 31,
	2026	2025
Effective income tax rate	33.1%	26.6%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the first quarter of 2026 was 33.1%, compared to 26.6% for the same period in 2025, mainly due to favorable discrete tax adjustments in the prior period. For more information, see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15 percent intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Although we do not expect these rules to materially increase our global tax costs in 2026, there remains uncertainty as to the final Pillar Two model rules. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Segment Results of Operations
Machine Clothing Segment
The MC segment accounted for 53.3% of our consolidated revenues for the three months ended March 31, 2026. A summary of MC's selected financial results is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net revenues	$165,952	$174,697
Gross profit	75,062	79,902
% of net revenues	45.2%	45.7%
SG&A expenses	33,249	32,881
Technical and research expenses	7,185	7,243
Restructuring expenses, net	2,676	1,347
Operating income	31,952	38,431
% of net revenues	19.3%	22.0%
Net revenues
Net revenues for the three months ended March 31, 2026 decreased 5.0% as compared to the three months ended March 31, 2025, driven by reduced sales volume in the US region, primarily due to temporary production interruptions, including scheduled maintenance at certain plants. This decline is slightly offset by a strong performance within the European market, particularly related to the Engineered Fabrics program. Further, changes in currency translation rates had the effect of increasing Net revenues by $6.1 million for the three months ended March 31, 2026, as compared to this period in 2025.
Gross Profit
Gross profit for the three months ended March 31, 2026 decreased by $4.8 million as compared to the three months ended March 31, 2025, primarily driven by the volume declines noted above; with gross profit margin also decreasing slightly from 45.7% to 45.2% in the three months ended March 31, 2025 and 2026, respectively.
Operating Income
Operating income for the three months ended March 31, 2026 decreased $6.5 million or 16.9% as compared to the three months ended March 31, 2025, primarily as a result of gross profit declines and restructuring costs. Incremental restructuring expenses were primarily a result of manufacturing footprint optimization in connection with the Heimbach acquisition.
Albany Engineered Composites Segment
The AEC segment accounted for 46.7% of our consolidated net revenues for the three months ended March 31, 2026. AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under these arrangements accounted for approximately 33% and 35% of segment revenue for the three months ended March 31, 2026 and 2025, respectively.
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

A summary of AEC's selected financial results is as follows:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net revenues	$145,381	$114,077
Gross profit	24,732	16,584
% of net revenues	17.0%	14.5%
SG&A expenses	11,586	10,126
Technical and research expenses	4,548	3,674
Restructuring expenses, net	—	1,168
Operating income	8,598	1,616
% of net revenues	5.9%	1.4%
Net revenues
Net revenues for the three months ended March 31, 2026 increased 27.4%, primarily driven by higher activity levels on various programs including ASC, GE LEAP Platforms, and B787 Frames, as well as lower unfavorable long-term contract adjustments. Further, changes in currency translation rates had the effect of increasing Net revenues by $3.1 million for the three months ended March 31, 2026, as compared to this period in 2025.
Gross Profit
Gross profit for the three months ended March 31, 2026 increased $8.1 million as compared to the three months ended March 31, 2025, and Gross profit margin increased from 14.5% to 17.0% in the three months ended March 31, 2025 and 2026, respectively. The change was driven primarily by increases in revenue, as well as performance improvements on various programs, resulting in lower unfavorable EAC adjustments.
Operating Income/(Loss)
Operating income for the three months ended March 31, 2026 increased $7.0 million as compared to the three months ended March 31, 2025, principally due to favorable changes to Gross profit as noted above and the conclusion of restructuring activities from 2025. This was slightly offset by an increase in SG&A expenses of $1.5 million from the prior period, driven by personnel-related costs. Additionally, Technical and research expenses increased $0.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by increased consulting costs to assist with continued innovation within the segment.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Three months ended March 31,
(in thousands)	2026	2025
Net income/(loss)	$15,449	$17,349
Depreciation and amortization	17,129	21,291
Changes in working capital (a)	(10,785)	(25,847)
Changes in other noncurrent liabilities and deferred taxes	2,431	2,532
Other operating items	(18,581)	(13,206)
Net cash provided by operating activities	5,643	2,119
Net cash used in investing activities	(9,290)	(15,597)
Net cash provided by financing activities	13,769	15,091
Effect of exchange rate changes on cash and cash equivalents	85	2,458
Increase in cash and cash equivalents	10,207	4,071
Cash and cash equivalents at beginning of year	112,350	115,283
Cash and cash equivalents at end of period	$122,557	$119,354
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Net cash provided by operating activities during the three months ended March 31, 2026 was $5.6 million, compared to $2.1 million in the three months ended March 31, 2025. The increase was primarily driven by improved working capital management primarily driven by favorable cash collection activities at AEC.
Net cash used in investing activities included capital expenditures totaling $9.3 million and $15.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively, with continued maintenance capital and capital designed to improve operating efficiencies across the Company.
Net cash provided by financing activities was $13.8 million for the three months ended March 31, 2026 as compared to net cash used of $15.1 million for the three months ended March 31, 2025. During 2026, we had net borrowings of $23.0 million as compared to $94.0 million of borrowings in the prior year, which were offset by share repurchases of $69.2 million. Additionally, the Company has returned cash to shareholders through dividends of $7.9 million in the first three months of 2026.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. As of March 31, 2026, $476.5 million of borrowings were outstanding under our $800 million unsecured committed Amended Credit Agreement.
As of March 31, 2026, we had cash and cash equivalents of $122.6 million and borrowing capacity under our Amended Credit Agreement of $323.5 million, for a total liquidity of approximately $446.0 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of March 31, 2026, $101.2 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $158.9 million, as of March 31, 2026 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantee and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $11 million. There were no material changes in the Company’s off-balance sheet arrangements during the first quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $629.5 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $63.0 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $236.1 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $146.5 million of foreign currency assets as of March 31, 2026. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $14.7 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On March 31, 2026, we had the following unhedged variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (due in 2028):
USD borrowings (end of period all-in interest rate of 5.4%)	248,000
EUR borrowings (end of period all-in interest rate of 3.6%)	51,771
Foreign bank debt	0
Total	$299,771
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $3.0 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.
On April 15, 2026, the Company entered into USD and EUR forward starting interest rate swap agreements with starting dates of November 15, 2026 and November 14, 2026, respectively, and both with three-year terms. These instruments are intended to replace the Company's existing interest rate swap agreements upon their maturity on those same dates and are entered into for the purpose of managing the Company's exposure to variability in cash flows attributable to changes in benchmark interest rates. Changes in fair value during the forward period, from the trade date through the respective starting dates, will be recorded in other comprehensive income (loss).
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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended March 31, 2026

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
January 1 to January 31, 2026	—	—	—	76,655
February 1 to February 17, 2026	—	—	—	76,655
February 18 to February 28, 2025	—	—	—	76,655
March 1 to March 31, 2026	—	—	—	76,655
Total	—	—	—	$76,655
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. The Company has not repurchased shares in 2026. As of March 31, 2026, we were authorized to repurchase shares up to $76.7 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: April 30, 2026	By	/s/ Willard C. Station
Willard C. Station Executive Vice President, Chief Financial Officer (Principal Financial Officer)