Form 10-Q
period 2026-06-30
ALBANY INTERNATIONAL CORP /DE/
filed 2026-08-04
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 28.4 million shares of Class A Common Stock outstanding as of July 15, 2026.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$329,482	$311,399	$640,815	$600,173
Cost of goods sold	221,581	213,892	433,120	406,180

Gross profit	107,901	97,507	207,695	193,993
Selling, general, and administrative expenses	56,068	58,502	114,367	112,314
Technical and research expenses	11,722	12,552	24,679	24,448
Restructuring expenses, net	7,973	4,183	11,138	6,698

Operating income	32,138	22,270	57,511	50,533
Interest expense, net	6,068	5,150	11,535	8,805
Other expense/(income), net	39	3,534	(3,154)	4,517

Income before income taxes	26,031	13,586	49,130	37,211
Income tax expense	8,327	4,254	15,977	10,530

Net income	17,704	9,332	33,153	26,681
Net income attributable to the noncontrolling interest	290	149	458	143
Net income attributable to the Company	$17,414	$9,183	$32,695	$26,538

Earnings per share attributable to Company shareholders - Basic	$0.61	$0.31	$1.15	$0.87

Earnings per share attributable to Company shareholders - Diluted	$0.61	$0.31	$1.14	$0.87

Shares of the Company used in computing earnings per share:
Basic	28,361	29,928	28,341	30,373

Diluted	28,588	30,090	28,568	30,535

Dividends declared per Class A share	$0.28	$0.27	$0.56	$0.54
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$17,704	$9,332	$33,153	$26,681

Other comprehensive income, before tax:
Foreign currency translation and other adjustments	2,492	40,149	(2,355)	53,272
Pension settlement/curtailment	—	(3,200)	—	(1,600)
Amortization of pension liability adjustments:
Prior service credit	(39)	(37)	(78)	(74)
Net actuarial loss	366	306	734	593
Payments and amortization related to interest rate swaps included in earnings	(153)	(79)	(286)	(271)
Derivative valuation adjustment	1,021	(101)	1,678	(594)

Income taxes related to items of other comprehensive income:
Pension settlement/curtailment	—	844	—	422
Amortization of prior service credit	11	12	23	23
Amortization of net actuarial loss	(97)	(93)	(213)	(181)
Payments and amortization related to interest rate swaps included in earnings	82	20	132	34
Derivative valuation adjustment	(526)	38	(774)	74
Comprehensive income	20,861	47,191	32,014	78,379
Comprehensive income attributable to the noncontrolling interest	386	304	507	88
Comprehensive income attributable to the Company	$20,475	$46,887	$31,507	$78,291
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$77,349	$112,350
Accounts receivable, net	252,133	235,084
Contract assets, net	77,287	87,102
Inventories	146,158	121,589
Income taxes prepaid and receivable	41,191	43,937
Prepaid expenses and other current assets	40,402	34,990
Assets held for sale	306,722	293,783
Total current assets	941,242	928,835

Property, plant and equipment, net	467,424	482,568
Intangibles, net	19,667	21,428
Goodwill	160,552	162,507
Deferred income taxes	66,319	68,499
Other assets	56,161	54,872
Total assets	$1,711,365	$1,718,709

Liabilities and Shareholders' Equity
Accounts payable	$75,075	$64,499
Accrued liabilities	133,829	139,385
Income taxes payable	24,524	35,090
Liabilities held for sale	187,108	203,323
Total current liabilities	420,536	442,297

Long-term debt	450,669	455,663
Other noncurrent liabilities	85,983	86,850
Deferred income taxes	2,088	1,797
Total liabilities	959,276	986,607

Commitments and Contingencies (Note 17)

Shareholders' Equity:
Preferred stock, par value $5.00 per share; authorized 2,000,000 shares; none issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 41,056,929 issued in 2026 and 40,989,106 in 2025	41	41
Additional paid in capital	464,148	460,472
Retained earnings	993,170	976,373
Accumulated items of other comprehensive income:
Translation adjustments	(121,743)	(119,008)
Pension and postretirement liability adjustments	(23,065)	(23,911)
Derivative valuation adjustment	131	(619)
Treasury stock (Class A), at cost; 12,685,782 shares in 2026 and 12,685,782 in 2025	(566,993)	(567,139)
Total shareholders' equity	745,689	726,209
Noncontrolling interest	6,400	5,893
Total equity	752,089	732,102
Total liabilities and shareholders' equity	$1,711,365	$1,718,709
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$33,153	$26,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,853	40,085
Amortization	1,294	2,957
Change in deferred taxes	2,179	(2,761)
Loss/(gain) on disposal of property, plant and equipment	324	(66)
Non-cash interest expense	515	513
Compensation and benefits paid or payable in Class A Common Stock	5,009	3,654
Provision/(recovery) for credit losses from uncollected receivables and contract assets	(101)	1,021
Foreign currency remeasurement loss/(gain) on intercompany loans	(3,788)	7,171
Gain on sale of assets	—	(1,566)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(12,899)	(4,490)
Contract assets	(8,778)	(15,329)
Inventories	(22,912)	(8,179)
Prepaid expenses and other current assets	(5,195)	(2,565)
Income taxes prepaid and receivable	2,769	743
Accounts payable	14,488	26,878
Accrued liabilities	(23,259)	(23,314)
Income taxes payable	(11,034)	(17,191)
Noncurrent receivables	—	(201)
Other noncurrent liabilities	288	(2,927)
Other, net	(1,914)	3,719
Net cash provided by operating activities	2,992	34,833

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,170)	(29,526)
Purchased software	(12)	(1,005)
Proceeds received from sale of assets	—	3,243
Proceeds from sale of investment	1,660	—
Net cash used in investing activities	(19,522)	(27,288)

Cash flows from financing activities:
Proceeds from borrowings	83,000	171,995
Repayment of borrowings	(85,000)	(58,046)
Purchase of Treasury shares	—	(120,448)
Taxes paid in lieu of share issuance	(1,333)	(1,316)
Dividends paid	(15,867)	(16,693)
Net cash used in financing activities	(19,200)	(24,508)

Effect of exchange rate changes on cash and cash equivalents	729	8,369

Decrease in cash and cash equivalents	(35,001)	(8,594)
Cash and cash equivalents at beginning of period	112,350	115,283
Cash and cash equivalents at end of period	$77,349	$106,689

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$12,451	$10,710
Cash paid for income taxes	$23,056	$26,278
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
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements along with other segment data:

Reconciliation of Net Revenues to Operating Income(loss):

	Three Months Ended June 30, 2026
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$178,710	$150,772	$—	$329,482
Cost of goods sold	97,763	123,818	—	221,581
Gross profit	80,947	26,954	—	107,901
Selling, general and administrative expenses	33,490	11,315	11,263	56,068
Technical and research expenses	6,363	4,210	1,149	11,722
Restructuring expenses, net	6,389	—	1,584	7,973
Operating income/(loss)	$34,705	$11,429	$(13,996)	$32,138

Index

	Three Months Ended June 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$180,926	$130,473	$—	$311,399
Cost of goods sold	97,167	116,725	—	213,892
Gross profit	83,759	13,748	—	97,507
Selling, general and administrative expenses	35,669	11,777	11,056	58,502
Technical and research expenses	7,373	4,125	1,054	12,552
Restructuring expenses, net	3,015	520	648	4,183
Operating income/(loss)	$37,702	$(2,674)	$(12,758)	$22,270

	Six Months Ended June 30, 2026
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$344,662	$296,153	$—	$640,815
Cost of goods sold	188,653	244,467	—	433,120
Gross profit	156,009	51,686	—	207,695
Selling, general and administrative expenses	66,739	22,901	24,727	114,367
Technical and research expenses	13,548	8,758	2,373	24,679
Restructuring expenses, net	9,065	—	2,073	11,138
Operating income/(loss)	$66,657	$20,027	$(29,173)	$57,511

	Six Months Ended June 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$355,623	$244,550	$—	$600,173
Cost of goods sold	191,962	214,218	—	406,180
Gross profit	163,661	30,332	—	193,993
Selling, general and administrative expenses	68,550	21,903	21,861	112,314
Technical and research expenses	14,616	7,799	2,033	24,448
Restructuring expenses, net	4,362	1,688	648	6,698
Operating income/(loss)	$76,133	$(1,058)	$(24,542)	$50,533
Schedule of Depreciation and Amortization Expenses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization
Machine Clothing	$8,422	$7,973	$16,724	$15,679
Albany Engineered Composites	8,561	13,455	17,350	26,750
Corporate	35	323	73	613
Consolidated depreciation and amortization	$17,018	$21,751	$34,147	$43,042
As a result of the Amelia Earhart Drive facility meeting the held-for-sale accounting criteria, the facility's assets and liabilities were classified as held-for-sale in the consolidated balance sheets as of December 31, 2025 and June 30, 2026. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance.
Reconciliation of Operating Income/(loss) to Income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Consolidated Operating income/(loss)	$32,138	$22,270	$57,511	$50,533
Reconciling items:
Interest income	(693)	(1,405)	(1,575)	(3,043)
Interest expense	6,761	6,555	13,110	11,848
Other (income)/expense, net	39	3,534	(3,154)	4,517
Income before income taxes	$26,031	$13,586	$49,130	$37,211

Index
The following table presents assets by reportable segment:

(in thousands)	June 30, 2026	December 31, 2025
Segment assets
Machine Clothing	$683,630	$618,476
Albany Engineered Composites	439,591	491,802
Reconciling items:
Cash	77,349	112,350
Income taxes prepaid and receivable, and Deferred income taxes	107,510	112,436
Prepaid expenses and other current assets, and Other assets	96,563	89,862
Assets held for sale	$306,722	$293,783
Consolidated total assets	1,711,365	1,718,709
The following table presents capital expenditures by reportable segment:

	Six months ended June 30,
(in thousands)	2026	2025
Capital expenditures and purchased software
Machine Clothing	$11,112	$13,010
Albany Engineered Composites	8,337	17,521
Corporate	1,733	—
Total capital expenditures and purchased software	$21,182	$30,531

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
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC C919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) were $53.8 million and $44.4 million for the three months ended June 30, 2026 and 2025, respectively and $102.1 million and $83.8 million for the six months ended June 30, 2026 and 2025. The total of Accounts receivable and Contract assets due from SAFRAN amounted to $53.4 million and $60.8 million as of June 30, 2026 and December 31, 2025, respectively.
Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead projections, material costs, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The cumulative changes in the estimated profitability of long-term contracts decreased revenue by $2.7 million during the second quarter of 2026 and $1.5 million for the first six months of 2026. The cumulative changes in the estimated profitability of long-term contracts increased operating income by $0.2 million during the second quarter of 2026 and decreased operating income by $1.6 million for the six months ended June 30, 2026. The increase in profitability during the second quarter of 2026 was primarily driven by a few large complex programs, including adjustments of $0.9 million for various CH-53K programs, primarily based on changes to future overhead rates over the remainder of the contract. The decrease in profitability during the six months ended June 30, 2026 was primarily driven by a few large complex programs, including adjustments of $2.2 million for various CH-53K programs, primarily based on changes to future overhead rates over the remainder of the contract.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2026:

Index

	Three months ended June 30, 2026
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$177,658	$1,052	$178,710

Albany Engineered Composites:
ASC	—	52,249	52,249
Other AEC	4,035	94,488	98,523
Total Albany Engineered Composites	$4,035	$146,737	$150,772

Total revenues	$181,693	$147,789	$329,482
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended June 30, 2025:

	Three months ended June 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$179,904	$1,022	$180,926

Albany Engineered Composites:
ASC	—	44,846	44,846
Other AEC	3,060	82,567	85,627
Total Albany Engineered Composites	$3,060	$127,413	$130,473

Total revenues	$182,964	$128,435	$311,399

The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Six months ended June 30, 2026
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$342,558	$2,104	$344,662

Albany Engineered Composites:
ASC	—	99,358	99,358
Other AEC	7,044	189,751	196,795
Total Albany Engineered Composites	$7,044	$289,109	$296,153

Total revenues	$349,602	$291,213	$640,815

Index

	Six months ended June 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$353,580	$2,043	$355,623

Albany Engineered Composites:
ASC	—	83,766	83,766
Other AEC	7,137	153,647	160,784
Total Albany Engineered Composites	$7,137	$237,413	$244,550

Total revenues	$360,717	$239,456	$600,173

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Americas PMC	$82,735	$87,488	$158,844	$170,334
Eurasia PMC	77,294	71,161	147,050	139,358
Engineered Fabrics	18,681	22,277	38,768	45,931
Total Machine Clothing Net revenues	$178,710	$180,926	$344,662	$355,623
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $977.5 million related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of June 30, 2026, we expect to recognize as revenue approximately $81.7 million during 2026, $191.4 million during 2027, $153.4 million during 2028, and the remainder thereafter.

4. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the six months ended June 30, 2026 and 2025, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost/(income):
Service cost	$475	$552	$19	$20
Interest cost	3,049	2,947	663	707
Expected return on assets	(1,407)	(2,250)	—	—
Curtailment cost/(income)	—	(3,770)	—	—
Settlement cost/(income)	—	2,170	—	—
Amortization of prior service cost/(income)	(17)	(13)	(61)	(61)
Amortization of net actuarial loss	726	609	8	(16)
Net periodic benefit cost	$2,826	$245	$629	$650
The amount of net periodic benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no material curtailments or settlements during the six months ended June 30, 2026. In the first six months of 2025, we took action

Index
to settle certain pension plan liabilities related to an MC pension plan in Switzerland, resulting in a net gain totaling $1.6 million.
Service cost for defined benefit pension and postretirement plans is reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

5. Restructuring
At MC, restructuring actions were taken in 2026 and 2025 to consolidate production activities across multiple facilities. For the three and six months ended June 30, 2026, restructuring expenses were related to transfers of fixed assets to other locations including overseas, workforce reductions, and manufacturing expenses related to ceased production. For the three months ended June 30, 2025, these actions were related to workforce reductions of $3.0 million. For the six months ended June 30, 2025, restructuring charges were related to workforce reductions, fixed asset impairments and related costs and inventory write-off costs of $6.1 million offset by a $1.8 million pension curtailment gain.

At AEC, restructuring activities in prior year were related to reorganizational and workforce reduction costs, which resulted in restructuring expenses of $0.5 million and $1.7 million for the three and six months ended June 30, 2025, respectively. AEC did not incur any restructuring costs for the three and six months ended June 30, 2026.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Machine Clothing	$6,389	$3,015	$9,065	$4,618
Albany Engineered Composites	—	520	—	1,688
Corporate	1,584	648	2,073	648
Total	$7,973	$4,183	$11,138	$6,954
The following tables summarize charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Six months ended June 30, 2026	Total restructuring costs incurred	Termination and other costs	Asset Transfer Costs
(in thousands)
Machine Clothing	$9,065	$4,665	$4,400
Albany Engineered Composites	—	—	—
Corporate	2,073	2,073	—
Total	$11,138	$6,738	$4,400

Six months ended June 30, 2025	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$4,618	$5,655	$723	$(1,760)
Albany Engineered Composites	1,688	1,688	—	—
Corporate	648	648	—	—
Total	$6,954	$7,991	$723	$(1,760)

Index
The table below presents the year-to-date changes in restructuring liabilities for 2026 and 2025:

(in thousands)	December 31, 2025	Restructuring charges accrued	Payments and other	June 30, 2026
Total restructuring and other liabilities	$2,766	$11,138	$(12,433)	$1,471

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments and other	June 30, 2025
Total restructuring and other liabilities	$4,996	$7,991	$(8,441)	$4,546

6. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Currency transaction losses/(gains)	$(539)	$5,654	$(2,691)	$8,806
Derivative instruments losses/(gains)	(236)	(735)	(1,454)	(3,261)
Components of net periodic pension and postretirement cost other than service cost	1,478	(498)	2,961	323
Other losses/(gains)	(664)	(887)	(1,970)	(1,351)
Total other (income)/expense, net	$39	$3,534	$(3,154)	$4,517
Currency transaction losses/(gains), included within other (income)/expense, net were primarily the result of both realized and unrealized losses/(gains) on intercompany loans. In addition, changes in the fair value of derivative instruments included gains driven by currency rate movements, most notably the Brazilian Real and Mexican Peso.

7. Income Taxes
The Company's effective income tax rate for the three and six months ended June 30, 2026 and 2025, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Effective income tax rate	32.0%	31.3%	32.5%	28.3%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions subject to valuation allowances cannot recognize a tax benefit with regard to their generated losses and are excluded from the annual effective tax rate calculation as their taxes will be recorded discretely in each quarter.
Our 2026 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 32.5% and 28.3% for the six months ended June 30, 2026 and 2025, respectively.
The effective rate for the six months ended June 30, 2026 was higher than the effective tax rate for the six months ended June 30, 2025, primarily due to unfavorable discrete tax items recognized in the current year, partially offset by favorable discrete tax items in the current year.
The Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2020-2025. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Index
8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except earnings per share)	2026	2025	2026	2025
Net income attributable to the Company	$17,414	$9,183	$32,695	$26,538

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	28,361	29,928	28,341	30,373
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	227	162	227	162
Weighted average number of shares used in calculating diluted net income per share	28,588	30,090	28,568	30,535

Net income attributable to the Company per share:
Basic	$0.61	$0.31	$1.15	$0.87
Diluted	$0.61	$0.31	$1.14	$0.87

9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2025 to June 30, 2026:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2025	$(119,008)	$(23,911)	$(619)	$(143,538)
Foreign currency translation and other adjustments	(2,735)	380	904	(1,451)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(154)	(154)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	466	—	466
Net current period other comprehensive income/(loss)	(2,735)	846	750	(1,139)
June 30, 2026	$(121,743)	$(23,065)	$131	$(144,677)

Index
The table below presents changes in the components of AOCI for the period from December 31, 2024 to June 30, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Foreign currency translation and other adjustments	55,971	(2,699)	(520)	52,752
Pension settlement expense, net of tax	—	(1,178)	—	(1,178)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(237)	(237)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	360	—	360
Net current period other comprehensive income/(loss)	55,971	(3,517)	(757)	51,697
June 30, 2025	$(125,584)	$(17,845)	$(863)	$(144,292)
The components of AOCI that are reclassified to the Consolidated Statements of Income/(Loss) relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income/(Loss) that were affected for the three and six months ended June 30, 2026, and the Consolidated Statements of Income/(Loss) for the three and six months ended June 30, 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income/(Loss):
Interest (income)/expense, net related to interest rate swaps included in Income/(loss) before taxes(a)	$(153)	$(79)	$(286)	$(271)
Income tax effect	82	20	132	34
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(Loss)	$(71)	$(59)	$(154)	$(237)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement/curtailment	$—	$(3,200)	$0	$(1,600)
Amortization of prior service credit	$(39)	$(37)	$(78)	$(74)
Amortization of net actuarial loss	366	306	734	593
Total pre-tax amount reclassified(b)	327	(2,931)	656	(1,081)
Income tax effect	(86)	763	(190)	264
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$241	$(2,168)	$466	$(817)
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

Index
On August 31, 2023, the Company acquired all the outstanding shares of Heimbach, a privately held manufacturer of paper machine clothing with headquarters in Düren, Germany. In July 2021, Heimbach acquired 85% of Arcari, SRL (“Arcari”). Arcari is a manufacturer of textile and plastic industrial technical products and conveyor belts.
On April 1, 2025, Heimbach sold its 85% controlling interest in Arcari to the minority shareholder and recorded a gain of $1.6 million included in Other (income) expense on the sale. In connection with the sale, the corresponding value of the noncontrolling interest was reduced to zero. The Company did not retain any ownership in Arcari as a result of the sale and accordingly there was no impact on operating results during the three and six months ended June 30, 2026.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

ASC Noncontrolling Interest	Six months ended June 30,
(in thousands, except percentages)	2026	2025
Net income of Albany Safran Composites (ASC)	$5,442	$3,175
Less: Return attributable to the Company's preferred holding	859	892
Net income of ASC available for common ownership	$4,583	$2,283
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$458	$228

Noncontrolling interest, beginning of year	$5,893	$4,983
Net income attributable to noncontrolling interest	458	228
Changes in other comprehensive income attributable to the noncontrolling interest	49	286
ASC Noncontrolling interest, end of interim period	$6,400	$5,497

Arcari Noncontrolling interest, end of interim period	$0	$—

Total Noncontrolling interest, end of interim period	$6,400	$5,497

11. Accounts Receivable
Accounts receivable, net includes trade and other accounts receivable and bank promissory notes, net of allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of June 30, 2026 and December 31, 2025, Accounts receivable consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Trade and other accounts receivable	$237,576	$221,592
Bank promissory notes	18,165	17,844
Allowance for expected credit losses	(3,608)	(4,352)
Accounts receivable, net	$252,133	$235,084

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
As of June 30, 2026 and December 31, 2025, Contract assets and Contract liabilities consisted of the following:

Index

(in thousands)	June 30, 2026	December 31, 2025
Contract assets	$77,758	$87,573
Allowance for expected credit losses	(471)	(471)
Contract assets, net	$77,287	$87,102

Contract liabilities	$36,585	$33,397
Contract assets, net decreased $9.8 million during the six months ended June 30, 2026, primarily due to a decrease in unbilled revenue related to commercial and defense programs. There were no impairment losses related to our Contract assets during the six months ended June 30, 2026 and June 30, 2025.

Contract liabilities increased $3.2 million for the period ended June 30, 2026 compared to December 31, 2025, primarily due to amounts invoiced to customers for contracts that were in a contract liability position exceeding the revenue recognition from satisfied performance obligations. Revenue recognized for the six months ended June 30, 2026 and 2025 that was included in the Contract liability balance at the beginning of the year was $20.8 million and $4.8 million, respectively.

13. Inventories
As of June 30, 2026 and December 31, 2025, Inventories consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$69,844	$60,311
Work in process	57,326	46,952
Finished goods	18,988	14,326
Total inventories	$146,158	$121,589

14. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(208)	$—
AEC Technology	10-15	6,356	(4,311)	2,045
AEC Intellectual property	15	1,250	(548)	702
AEC Customer relationships	8-15	69,465	(64,753)	4,712
Heimbach Developed technology	9	8,751	(2,815)	5,936
Total Finite-lived intangible assets		$86,030	$(72,635)	$13,395

Indefinite-lived intangible assets:
Heimbach Trade name		$6,272	$—	$6,272
MC Goodwill		68,482	—	68,482
AEC Goodwill		113,899	(21,829)	92,070
Total Indefinite-lived intangible assets:		$188,653	$(21,829)	$166,824

Index

	December 31, 2025
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(208)	$—
AEC Technology	10-15	6,530	(4,114)	2,416
AEC Intellectual property	15	1,250	(505)	745
AEC Customer relationships	8-15	69,560	(64,331)	5,229
Heimbach Developed technology	9	9,291	(2,709)	6,582
Total Finite-lived assets		$86,839	$(71,867)	$14,972

Indefinite-lived intangible assets:
Heimbach Trade name		$6,456	$—	$6,456
MC Goodwill		69,911	—	69,911
AEC Goodwill		114,428	(21,832)	92,596
Total Indefinite-lived intangible assets:		$190,795	$(21,832)	$168,963
As of June 30, 2026 and December 31, 2025, $13.4 million of finite-lived assets and $21.8 million of AEC goodwill related to the Amelia Earhart Drive facility were reclassified to held for sale.
The changes in intangible assets, net and goodwill from December 31, 2025 to June 30, 2026, were as follows:

(in thousands)	December 31, 2025	Amortization	Currency Translation	June 30, 2026
Finite-lived intangible assets:
AEC Trademarks and trade names	$—	$—	$—	$—
AEC Technology	2,416	(299)	(72)	2,045
AEC Intellectual property	745	(43)	—	702
AEC Customer relationships	5,229	(472)	(45)	4,712
Heimbach Developed technology	6,582	(480)	(166)	5,936
Total Finite-lived intangible assets	$14,972	$(1,294)	$(283)	$13,395

Indefinite-lived intangible assets:
Heimbach Trade name	$6,456	$—	$(184)	$6,272
MC Goodwill	69,911	—	(1,429)	68,482
AEC Goodwill	92,596	—	(526)	92,070
Total Indefinite-lived assets:	$168,963	$—	$(2,139)	$166,824

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

15. Financial Instruments
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	June 30, 2026	December 31, 2025
Borrowings under the Amended Credit Agreement
USD borrowings	$348,000	$350,000
EUR borrowings	102,669	105,663
Total bank debt	450,669	455,663
Less: Current maturities of long-term debt	—	—
Long-term debt	$450,669	$455,663

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
As of June 30, 2026, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR plus the spread, which was 1.625%.
As of June 30, 2026, there was $450.7 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $349.3 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
As of June 30, 2026 and December 31, 2025, the USD interest rate in effect was 5.48% and 5.56%, respectively, including the effect of interest rate swaps; at the end of June 30, 2026 and December 31, 2025, the EUR interest rate in effect was 3.83% and 3.73%, respectively, including the effect of interest rate swaps.
Under the Amended Credit Agreement, we are required to maintain a leverage ratio (as defined in the Credit Agreement) of not greater than 3.75 to 1.00, or 4.25 to 1.00 after a significant acquisition. We are also required to maintain a minimum interest coverage ratio (as defined in the Credit Agreement) of greater than 3.00 to 1.00. If our leverage ratio exceeds 3.50 to 1.00, we will be restricted in paying dividends to a maximum amount of $40 million in a calendar year
As of June 30, 2026, our leverage ratio was 1.71 to 1.00 and our interest coverage ratio was 8.07 to 1.00. As of June 30, 2026, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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

On April 15, 2026, the Company entered into a USD and a EUR forward starting interest rate swap agreement with starting dates of November 15, 2026 and November 14, 2026, respectively. These instruments are intended to replace the Company's existing interest rate swap agreements upon their maturity on those same dates and are entered into for the purpose of managing the Company's exposure to variability in cash flows attributable to changes in benchmark interest rates. Changes in fair value during the forward period, from the trade date through the respective starting dates, will be recorded in other comprehensive income (loss).

The USD forward starting interest rate swap agreement has a three-year tenor and matures on November 15, 2029. The swap has the effect of fixing the SOFR portion of the interest rate on $80 million of USD indebtedness drawn under the Amended Credit Facility. Under this interest rate swap agreement, the Company pays a fixed rate of 3.516% and the counterparty pays a floating rate based on the one-month term SOFR rate, reset monthly. The EUR forward starting interest rate swap agreement has a three-year tenor and matures on November 14, 2029. The swap has the

Index
effect of fixing the EURIBOR portion of the interest rate on €25 million of EUR indebtedness drawn under the Amended Credit Facility. Under this agreement, the Company pays a fixed rate of 2.602% and the counterparty pays a floating rate based on the one-month EURIBOR rate, reset monthly.
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
We had no Level 3 financial assets or liabilities at June 30, 2026 or at December 31, 2025, other than certain pension assets as indicated in our December 31, 2025 Annual Report on Form 10-K.
Debt is carried at cost, which approximates fair value.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2026		December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$11,404	$—	$10,584	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	—	—	1,098	—
Interest rate swaps	—	629	—	768
Liabilities:
Foreign currency option contracts	—	340	—	—
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

Index
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps are recorded as a component of Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of June 30, 2026, these interest rate swaps were determined to be highly effective hedges of interest rate cashflow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(0.3) million for the six months ended June 30, 2026 and $(0.3) million for the six months ended June 30, 2025.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(91)	$(735)	$(1,174)	$(3,261)

17. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,660 claims as of June 30, 2026.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
Twelve months ended December 31, 2025	3,646	28	59	3,677	$173
Six months ended June 30, 2026	3,677	37	20	3,660	$40
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of June 30, 2026, we had resolved, by means of settlement or dismissal, 38,116 claims at a total cost of $10.9 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,675 claims as of June 30, 2026, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

18. Changes in Shareholders’ Equity
The following tables summarize changes in Shareholders’ Equity for the three and six month periods ended June 30, 2026:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
March 31, 2026	41,041	41	460,629	983,704	(147,834)	12,686	(567,139)	6,014	735,415
Net income	—	—	—	17,414	—	—	—	290	17,704
Stock issued under incentive compensation plans	1	—	—	—	—	—	—	—	—
Taxes paid in lieu of share issuance	—	—	(30)	—	—	—	—	—	(30)
Stock-based compensation	—	—	2,667	—	—	—	—	—	2,667
Shares issued to Directors	15	—	882	—	—	—	—	—	882
Purchase of Treasury shares	—	—	—	—	—	—	—	—	—
Share repurchase excise tax adjustment	—	—	—	—	—	—	146	—	146
Dividends declared on Class A Common Stock, $0.28 per share	—	—	—	(7,944)	—	—	—	—	(7,944)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—		2,471	—	—	96	2,567
Pension and postretirement liability adjustments	—	—	—		262	—	—	—	262
Derivative valuation adjustment and other	—	—	—	(4)	424	—	—	—	420
June 30, 2026	41,057	41	464,148	993,170	(144,677)	12,686	(566,993)	6,400	752,089

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2025	40,989	$41	$460,472	$976,373	$(143,538)	12,686	$(567,139)	$5,893	$732,102
Net income	—	—	—	32,695	—	—	—	458	33,153
Stock issued under incentive compensation plans	53	—	—	—	—	—	—	—	—
Taxes paid in lieu of share issuance	—	—	(1,333)	—	—	—	—	—	(1,333)
Stock-based compensation	—	—	4,127	—	—	—	—	—	4,127
Shares issued to Directors	15	—	882	—	—	—	—	—	882
Share repurchase excise tax adjustment	—	—	—	—	—	—	146	—	146
Dividends declared on Class A Common Stock, $0.56 per share	—	—	—	(15,883)	—	—	—	—	(15,883)
Cumulative translation adjustments	—	—	—	—	(2,735)	—	—	49	(2,686)
Pension and postretirement liability adjustments	—	—	—	—	846	—	—	—	846
Derivative valuation adjustment and other	—	—	—	(15)	750	—	—	—	735
June 30, 2026	41,057	$41	$464,148	$993,170	$(144,677)	12,686	$(566,993)	$6,400	$752,089

The following tables summarize changes in Shareholders’ Equity for the three month and six month periods ended June 30, 2025:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
March 31, 2025	40,973	$41	$455,584	$1,074,863	$(182,150)	10,770	$(448,363)	$5,193	$905,168
Net income	—	—		9,183	—	—	—	149	9,332
Compensation and benefits paid or payable in shares	—	—	243	—	—	—	—	—	243
Shares issued to Directors'	11	—	760	—	—	—	—	—	760
Purchase of Treasury shares (a)	—	—	—	—	—	746	(51,295)	—	(51,295)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(8,024)	—	—	—	—	(8,024)
Cumulative translation adjustments	—	—	—		38,835	—	—	67	38,902
Pension and postretirement liability adjustments	—	—	—		(855)	—	—	—	(855)
Derivative valuation adjustment and other	—	—	—	(88)	(122)	—	—	88	(122)
June 30, 2025	40,984	$41	$456,587	$1,075,934	$(144,292)	11,516	$(499,658)	$5,497	$894,109

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income/(loss)	—	—	—	26,538	—	—	—	143	26,681
Compensation and benefits paid or payable in shares	56	—	2,894	—	—	—	—	—	2,894
Shares issued to Directors	11	—	760	—	—	—	—	—	760
Purchase of Treasury shares (a)	—	—	—	—	—	1,671	(120,448)	—	(120,448)
Dividends declared on Class A Common Stock, $0.54 per share	—	—	—	(16,286)	—	—	—	—	(16,286)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	55,971	—	—	(55)	55,916
Pension and postretirement liability adjustments	—	—	—	—	(3,517)	—	—	—	(3,517)
Derivative valuation adjustment	—	—	—	(81)	(757)	—	—	88	(750)
June 30, 2025	40,984	$41	$456,587	$1,075,934	$(144,292)	11,516	$(499,658)	$5,497	$894,109

(a)On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization.

19. Held for Sale
During the fourth quarter of 2025, we announced plans to commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. This review is progressing according to our planned timeline, and we have received multiple indications of interest with regards to a sale of the facility. We continue to engage closely with our customers throughout the strategic assessment process. This review is expected to be completed by the end of 2026.
The Company has determined that the Amelia Earhart Drive facility met held-for-sale accounting criteria. Accordingly, the facility's assets and liabilities were classified as held-for-sale in the consolidated balance sheets for all periods presented. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance.
The following table presents the assets and liabilities classified as held-for-sale at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$22,567	$27,159
Contract assets, net	87,027	68,550
Inventories	14,665	16,422
Prepaid expenses and other current assets	511	697
Property, plant and equipment, net	94,583	93,525
Intangibles, net	13,384	13,384
Goodwill	21,829	21,829
Other assets	52,156	52,217
Total assets held for sale	$306,722	$293,783

Accounts payable	$20,496	$16,408
Accrued liabilities	96,611	115,448
Other noncurrent liabilities	58,258	59,724
Deferred income taxes	11,743	11,743
Total liabilities held for sale	$187,108	$203,323

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
Forward-looking Statements
This quarterly report and the documents incorporated or deemed to be incorporated by reference in this quarterly report contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” "forecast," ”look for,” “will,” “should,” “guidance,” “guide” and similar expressions identify forward-looking statements, which generally are not historical in nature. Because forward-looking statements are subject to certain risks and uncertainties, (including, without limitation, those set forth in the Company’s most recent Annual Report on Form 10-K or prior Quarterly Reports on Form 10-Q) actual results may differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are qualified in their entirety by the specific cautionary factors identified below and the more detailed risk factor discussions contained in those filings. Investors should not place undue reliance on any forward-looking statement.
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
•Changes in trade policy, tariffs, or import/export restrictions that may significantly and adversely impact our results of operations;
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

Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Business Environment Overview and Trends” sections of this quarterly report, as well as in the Item 1A-“Risk Factors” section of our most recent Annual Report on Form 10-K. The risk factors enumerated above and in those filings are intended to be meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and such factors are specifically incorporated by reference herein. Although we believe the expectations reflected in our other forward-looking statements are based on reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements included or incorporated by reference in this report are made on the basis of our assumptions and analyses, as of the time the statements are made, in light of our experience and perception of historical conditions, expected future developments, and other factors believed to be appropriate under the circumstances.
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
Machine Clothing Segment
The MC segment continues to deliver resilient performance, with several areas performing well despite uneven market dynamics. In Asia, softer demand—across Paper Machine Clothing & Engineered Fabrics—continues to contribute to regional pressure. Packaging and Tissue continue to perform well, supported by growth across most regions. Looking ahead to the remainder of 2026, we expect Packaging and Tissue to remain positive contributors, with sales in Europe holding broadly stable, while trajectory in the Americas is impacted by cyclical moderation tied to customer consolidations. Publication grades remained under structural pressure, and the MC segment expects publication grade paper demand to continue declining through 2026 and beyond, offset by growing demand for tissue grade products.
We believe the MC segment is well-positioned in key markets, with high-quality, low-cost production in growth markets, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which MC's products are sold are expected to have volume trends that are in line with global GDP. Despite pricing and demand pressures on revenue growth, the MC segment is expected to improve earnings in the future through technological innovations, manufacturing productivity efficiencies, global footprint optimization, and cost controls.
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

Albany Engineered Composites Segment
The AEC segment's strategy is to continue to build on its global brand by leveraging its industry leading performance to drive future growth through technology differentiation. This includes continued investment in AEC's proprietary 3D-woven technology to accelerate solutions that can be offered across a set of broader applications, and by leveraging the AEC's non-3D technology capabilities and capacity, on high-value aerospace (both commercial and defense) applications, and other emerging markets such as space and advanced air mobility ("AAM"). The AEC segment provides longer-term growth potential for the Company as it ramps current production programs and captures new commercial and defense opportunities.
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

During the fourth quarter of 2025, we announced plans to commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. This review is progressing according to our planned timeline, and we have received multiple indications of interest with regards to a sale of the facility. We continue to engage closely with our customers throughout the strategic assessment process. This review is expected to be completed by the end of 2026. As of December 31, 2025, we determined that the assets and liabilities of this group meet the held-for-sale criteria, and they have been classified as such within our consolidated balance sheets for all periods presented. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance.

Consolidated Results of Operations
Net Revenues and Gross Profit
The following table summarizes our Consolidated Net revenues and Gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenues	$329,482	$311,399	$640,815	$600,173
Gross profit	107,901	97,507	207,695	193,993
Gross profit margin	32.7%	31.3%	32.4%	32.3%
Three Month Comparison
Net revenues for the three months ended June 30, 2026 increased $18.1 million or 5.8% as compared to the three months ended June 30, 2025 primarily due to higher activity levels in the AEC segment partially offset by softness in the MC business as a result of reduced activity levels in the Americas region and temporary production interruptions in the business. Additionally, changes in currency translation rates increased comparative segment net revenues by $4.0 million as compared to the prior year.
The increase in gross profit of $10.4 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily driven by the increased sales volume. Gross profit margin increased slightly to 32.7% from 31.3% for the three months ended June 30, 2026 and June 30, 2025, respectively.
Six Month Comparison
Net revenues for the six months ended June 30, 2026 increased $40.6 million or 6.8% as compared to the six months ended June 30, 2025 primarily due to higher activity levels in the AEC segment partially offset by softness in the MC business as a result of reduced activity levels in the Americas region and temporary production interruptions in the business. Additionally, changes in currency translation rates increased comparative segment net revenues by $13.2 million as compared to the prior year.
The increase in gross profit of $13.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was driven by the increased sales volume. Gross profit margin held stable at 32.4% and 32.3% for the six months ended June 30, 2026 and June 30, 2025, respectively.
Operating Expenses
The following table summarizes Consolidated Operating expenses by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Selling, general and administrative expenses	$56,068	$58,502	$114,367	$112,314
Technical and research expenses	11,722	12,552	24,679	24,448
Restructuring expenses, net	7,973	4,183	11,138	6,698
Total operating expenses	$75,763	$75,237	$150,184	$143,460
Total operating expenses as a % of net revenues	23.0%	24.2%	23.4%	23.9%

Three Month Comparison
Consolidated Selling, general and administrative ("SG&A") expenses decreased $2.4 million or 4.2% as compared to the three months ended June 30, 2025. The overall changes are primarily the result of cost control actions and favorable foreign currency impacts particularly in the MC business.
Consolidated Technical and research expenses decreased by $0.8 million as compared to the three months ended June 30, 2025, primarily due to lower intellectual property-related defense costs in the current year.
Restructuring expenses, net of $8.0 million in the three months ended June 30, 2026, increased by $3.8 million compared to $4.2 million in the three months ended June 30, 2025. The increase in restructuring expenses for the three month period is primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Six Month Comparison
Consolidated Selling, general and administrative ("SG&A") expenses increased $2.1 million or 1.8% as compared to the six months ended June 30, 2025. The overall changes are primarily the result of costs incurred related to the strategic review of the Amelia Earhart Drive facility.
Consolidated Technical and research expenses increased by $0.2 million as compared to the six months ended June 30, 2025, primarily due to costs associated with new business venture initiatives.
Restructuring expenses, net of $11.1 million in the six months ended June 30, 2026, increased by $4.4 million compared to $6.7 million in the six months ended June 30, 2025. The increase in restructuring expenses for the six month period is primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Operating Income
See the Segment Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for significant drivers of Operating income/(loss) for each business segment.
Other Earnings Items

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Interest expense, net	$6,068	$5,150	$11,535	$8,805
Other (income)/expense, net	39	3,534	(3,154)	4,517
Income tax expense	8,327	4,254	15,977	10,530
Net income attributable to the noncontrolling interest	290	149	458	143
Interest Expense, net
Interest expense, net, increased over the prior year primarily due to higher average debt balances as well as a lower amount of interest income earned on cash equivalents during the current year.
Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related activity which resulted in gains of $0.5 million and $2.7 million in the three and six months ended June 30, 2026, as compared to losses of $5.7 million and $8.8 million in the same periods last year. These changes were primarily the result of unrealized gains and losses on intercompany loans. In addition, changes in the fair value of derivative instruments included gains of $0.2 million and $1.5 million in the three and six months ended June 30, 2026, as compared to gains of $0.7 million and $3.3 million for the three and six months ended June 30, 2025. Unrealized gains and losses on both derivative instruments and intercompany loans were driven by currency rate movements, most notably the Brazilian Real and Mexican Peso. Components of net periodic pension and postretirement costs other than service costs constituted expenses of $1.5 million and $3.0 million in the three and six months ended June 30, 2026, as compared to income of $0.5 million for the three months ended June 30, 2025 and expenses of $0.3 million for the six months ended June 30, 2025. See Note 6, Other (Income)/Expense, net, in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

Effective Income Tax Rate

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Effective income tax rate	32.0%	31.3%	32.5%	28.3%
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

The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the six months ended June 30, 2026 was 32.5%, compared to 28.3% for the same period in 2025, mainly due to unfavorable discrete tax adjustments recognized in the current period, partially offset by favorable discrete tax adjustments, compared to favorable discrete tax adjustments recognized in the prior period. For more information, see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15 percent effective on January 1, 2024. The U.S. has not adopted the Pillar Two rules; however, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Certain foreign subsidiaries subject to the Pillar Two regime file reports to comply with locally enacted guidance. On January 1, 2026, the Pillar Two Side-by-Side (SbS) Safe Harbor agreement became effective, and the US is a Qualified SbS Regime. Therefore, a qualified US-headquartered multinational corporation may elect the SbS Safe Harbor and be exempt from minimum top-up tax. AIC intends to make the election. We do not expect the Pillar Two rules to materially increase our global tax costs in 2026, though uncertainty remains as the rules develop. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Segment Results of Operations
Machine Clothing Segment
A summary of MC's selected financial results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenues	$178,710	$180,926	$344,662	$355,623
Gross profit	80,947	83,759	156,009	163,661
% of net revenues	45.3%	46.3%	45.3%	46.0%
SG&A expenses	33,490	35,669	66,739	68,550
Technical and research expenses	6,363	7,373	13,548	14,616
Restructuring expenses, net	6,389	3,015	9,065	4,362
Operating income	34,705	37,702	66,657	76,133
% of net revenues	19.4%	20.8%	19.3%	21.4%

Net revenues
Net revenues for the three months ended June 30, 2026 decreased 1.2% as compared to the three months ended June 30, 2025, driven by reduced demand in the Americas region partially offset by strong performance within the European market and stable performance in Asia. Further, changes in currency translation rates had the effect of increasing Net revenues by $2.1 million for the three months ended June 30, 2026, as compared to this period in 2025.
Net revenues for the six months ended June 30, 2026 decreased 3.1% as compared to the six months ended June 30, 2025, driven by reduced demand in the Americas region and temporary production interruptions partially offset by strong performance within the European market and stable performance in Asia. Further, changes in currency translation rates had the effect of increasing Net revenues by $8.3 million for the six months ended June 30, 2026, as compared to this period in 2025.
Gross Profit
Gross profit for the three months ended June 30, 2026 decreased by $2.8 million as compared to the three months ended June 30, 2025, primarily driven by the volume declines noted above, with gross profit margin also decreasing slightly from 46.3% to 45.3% in the three months ended June 30, 2025 and 2026, respectively.
Gross profit for the six months ended June 30, 2026 decreased by $7.7 million as compared to the six months ended June 30, 2025, primarily driven by the volume declines noted above, with gross profit margin also decreasing slightly from 46.0% to 45.3% in the six months ended June 30, 2025 and 2026, respectively.
Operating Income
Operating income for the three months ended June 30, 2026 decreased $3.0 million or 7.9% as compared to the three months ended June 30, 2025, primarily as a result of gross profit declines and higher restructuring costs, offset by SG&A cost containment. Incremental restructuring expenses were primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Operating income for the six months ended June 30, 2026 decreased $9.5 million or 12.4% as compared to the six months ended June 30, 2025, primarily as a result of gross profit declines and restructuring costs. Incremental restructuring expenses were primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Albany Engineered Composites Segment
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under this arrangement accounted for approximately 34% and 34% of segment revenue for the six months ended June 30, 2026 and 2025, respectively.
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

A summary of AEC's selected financial results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenues	$150,772	$130,473	$296,153	$244,550
Gross profit	26,954	13,748	51,686	30,332
% of net revenues	17.9%	10.5%	17.5%	12.4%
SG&A expenses	11,315	11,777	22,901	21,903
Technical and research expenses	4,210	4,125	8,758	7,799
Restructuring expenses, net	—	520	—	1,688
Operating income	11,429	(2,674)	20,027	(1,058)
% of net revenues	7.6%	(2.0)%	6.8%	(0.4)%
Net revenues
Net revenues for the three months ended June 30, 2026 increased 15.6%, primarily driven by higher activity levels on various programs including LEAP platforms, B787 Frames, and Boeing Tanks, as well as lower unfavorable long-term contract adjustments. Further, changes in currency translation rates had the effect of increasing Net revenues by $1.8 million for the three months ended June 30, 2026, as compared to this period in 2025.
Net revenues for the six months ended June 30, 2026 increased 21.1%, primarily driven by higher activity levels on various programs including LEAP platforms, B787 Frames, F-35, and BETA Technologies, as well as lower unfavorable long-term contract adjustments. Further, changes in currency translation rates had the effect of increasing Net revenues by $5.0 million for the six months ended June 30, 2026, as compared to this period in 2025.
Gross Profit
Gross profit for the three months months ended June 30, 2026 increased $13.2 million as compared to the three months ended June 30, 2025, and Gross profit margin increased from 10.5% to 17.9% in the three months ended June 30, 2025 and 2026, respectively. The change was driven primarily by increases in revenue and lower depreciation related to held for sale accounting, as well as performance improvements on various programs, resulting in lower unfavorable long-term contract adjustments.
Gross profit for the six months ended June 30, 2026 increased $21.4 million as compared to the six months ended June 30, 2025, and Gross profit margin increased from 12.4% to 17.5% in the six months ended June 30, 2025 and 2026, respectively. The change was driven primarily by increases in revenue and lower depreciation related to held for sale accounting, as well as performance improvements on various programs, resulting in lower unfavorable long-term contract adjustments.
Operating Income
Operating income for the three months ended June 30, 2026 increased $14.1 million as compared to the three months ended June 30, 2025, principally due to favorable changes to Gross profit as noted above and the conclusion of restructuring activities from 2025. Operating income was further increased by a slight decrease in SG&A expenses of $0.5 million from the prior period as a result of cost containment efforts.
Operating income for the six months ended June 30, 2026 increased $21.1 million as compared to the six months ended June 30, 2025, principally due to favorable changes to Gross profit as noted above and the conclusion of restructuring activities from 2025. This was slightly offset by an increase in SG&A expenses of $1.0 million from the prior period. Additionally, Technical and research expenses increased $1.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, driven by increased consulting costs to assist with continued innovation within the segment.

Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Six months ended June 30,
(in thousands)	2026	2025
Net income	$33,153	$26,681
Depreciation and amortization	34,147	43,042
Changes in working capital (a)	(53,360)	(24,434)
Changes in other noncurrent liabilities and deferred taxes	2,467	(5,688)
Other operating items	(13,415)	(4,768)
Net cash provided by operating activities	2,992	34,833
Net cash used in investing activities	(19,522)	(27,288)
Net cash used in financing activities	(19,200)	(24,508)
Effect of exchange rate changes on cash and cash equivalents	729	8,369
Increase in cash and cash equivalents	(35,001)	(8,594)
Cash and cash equivalents at beginning of year	112,350	115,283
Cash and cash equivalents at end of period	$77,349	$106,689
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Net cash provided by operating activities during the six months ended June 30, 2026 was $3.0 million, compared to $34.8 million in the six months ended June 30, 2025. The decrease was driven by lower cash generated by working capital primarily related to inventory growth in connection with seasonal activity levels in MC and customer demand in AEC.
Net cash used in investing activities included capital expenditures totaling $21.2 million and $30.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively, with continued growth capital and capital designed to improve operating efficiencies across the Company.
Net cash used in financing activities was $19.2 million for the six months ended June 30, 2026 as compared to net cash used of $24.5 million for the six months ended June 30, 2025. During 2026, we had net repayments of debt of $2.0 million as compared to $113.9 million of borrowings in the prior year, which were offset by share repurchases of $120.4 million. Additionally, the Company has returned cash to shareholders through dividends of $15.9 million in the first six months of 2026, a $0.8 million improvement in cash flow as compared to prior year.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. As of June 30, 2026, $450.7 million of borrowings were outstanding under our $800 million unsecured committed Amended Credit Agreement.
As of June 30, 2026, we had cash and cash equivalents of $77.3 million and borrowing capacity under our Amended Credit Agreement of $349.3 million, for a total liquidity of approximately $426.7 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of June 30, 2026, $68.2 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $156.1 million, as of June 30, 2026 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantees and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $10 million. There were no material changes in the Company’s off-balance sheet arrangements during the second quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $640.4 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $64.0 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $270.3 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $186.6 million of foreign currency assets as of June 30, 2026. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $18.7 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On June 30, 2026, we had the following unhedged variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (due in 2028):
USD borrowings (end of period all-in interest rate of 5.4%)	223,000
EUR borrowings (end of period all-in interest rate of 3.8%)	51,335
Foreign bank debt	0
Total	$274,335
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $2.7 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended June 30, 2026

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
April 1 to April 30, 2026	—	—	—	76,655
May 1 to May 31, 2026	—	—	—	76,655
June 1 to June 30, 2026	—	—	—	76,655
Total	—	—	—	$76,655
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. The Company has not repurchased shares in 2026. As of June 30, 2026, we were authorized to repurchase shares up to $76.7 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the six months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: August 4, 2026	By	/s/ Willard C. Station
Willard C. Station Executive Vice President, Chief Financial Officer (Principal Financial Officer)