Form 10-Q
period 2026-09-30
ALBANY INTERNATIONAL CORP /DE/
filed 2026-10-29
CIK 819793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 28.4 million shares of Class A Common Stock outstanding as of October 15, 2026.

ALBANY INTERNATIONAL CORP.

Index

ITEM 1. FINANCIAL STATEMENTS
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$349,539	$261,434	$990,354	$861,607
Cost of goods sold	209,161	311,372	642,281	717,552

Gross profit/(loss)	140,378	(49,938)	348,073	144,055
Selling, general, and administrative expenses	61,501	51,905	175,868	164,219
Technical and research expenses	12,186	11,467	36,865	35,915
Restructuring expenses, net	7,293	3,197	18,431	9,895

Operating income/(loss)	59,398	(116,507)	116,909	(65,974)
Interest expense, net	5,337	5,897	16,872	14,702
Other expense/(income), net	(1,727)	(347)	(4,881)	4,170

Income/(loss) before income taxes	55,788	(122,057)	104,918	(84,846)
Income tax expense/(benefit)	13,902	(24,419)	29,879	(13,889)

Net income (loss)	41,886	(97,638)	75,039	(70,957)
Net income attributable to the noncontrolling interest	189	122	647	265
Net income (loss) attributable to the Company	$41,697	$(97,760)	$74,392	$(71,222)

Earnings/(loss) per share attributable to Company shareholders - Basic	$1.47	$(3.37)	$2.62	$(2.38)

Earnings /(loss) per share attributable to Company shareholders - Diluted	$1.46	$(3.37)	$2.60	$(2.38)

Shares of the Company used in computing earnings per share:
Basic	28,377	29,012	28,353	29,914

Diluted	28,596	29,012	28,570	29,914

Dividends declared per Class A share	$0.28	$0.27	$0.84	$0.81
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income/(loss)	$41,886	$(97,638)	$75,039	$(70,957)

Other comprehensive income, before tax:
Foreign currency translation and other adjustments	(3,635)	2,676	(5,990)	55,948
Pension settlement/curtailment	—	—	—	(1,600)
Amortization of pension liability adjustments:
Prior service credit	(39)	(38)	(117)	(112)
Net actuarial loss	366	315	1,100	908
Payments and amortization related to interest rate swaps included in earnings	(100)	(53)	(386)	(324)
Derivative valuation adjustment	5,156	169	6,834	(425)

Income taxes related to items of other comprehensive income:
Pension settlement/curtailment	—	—	—	422
Amortization of prior service credit	11	11	34	34
Amortization of net actuarial loss	(106)	(97)	(319)	(278)
Payments and amortization related to interest rate swaps included in earnings	14	17	146	51
Derivative valuation adjustment	(1,814)	(7)	(2,588)	67
Comprehensive income/(loss)	41,739	(94,645)	73,753	(16,266)
Comprehensive income attributable to the noncontrolling interest	49	212	556	300
Comprehensive income/(loss) attributable to the Company	$41,690	$(94,857)	$73,197	$(16,566)
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	(unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$79,125	$112,350
Accounts receivable, net	277,692	235,084
Contract assets, net	164,438	87,102
Inventories	165,537	121,589
Income taxes prepaid and receivable	34,803	43,937
Prepaid expenses and other current assets	42,439	34,990
Assets held for sale	—	293,783
Total current assets	764,034	928,835

Property, plant and equipment, net	544,559	482,568
Intangibles, net	30,411	21,428
Goodwill	182,011	162,507
Deferred income taxes	57,059	68,499
Other assets	107,543	54,872
Total assets	$1,685,617	$1,718,709

Liabilities and Shareholders' Equity
Accounts payable	$87,394	$64,499
Accrued liabilities	207,062	139,385
Income taxes payable	22,929	35,090
Liabilities held for sale	—	203,323
Total current liabilities	317,385	442,297

Long-term debt	422,087	455,663
Other noncurrent liabilities	142,450	86,850
Deferred income taxes	15,581	1,797
Total liabilities	897,503	986,607

Commitments and Contingencies (Note 17)

Shareholders' Equity:
Preferred stock, par value per share; authorized shares; issued	—	—
Class A Common Stock, par value $0.001 per share; authorized 100,000,000 shares; 41,071,328 issued in 2026 and 40,989,106 in 2025	41	41
Additional paid in capital	466,578	460,472
Retained earnings	1,026,863	976,373
Accumulated items of other comprehensive income:
Translation adjustments	(125,373)	(119,008)
Pension and postretirement liability adjustments	(22,838)	(23,911)
Derivative valuation adjustment	3,387	(619)
Treasury stock (Class A), at cost; 12,685,782 shares in 2026 and 12,685,782 in 2025	(566,993)	(567,139)
Total shareholders' equity	781,665	726,209
Noncontrolling interest	6,449	5,893
Total equity	788,114	732,102
Total liabilities and shareholders' equity	$1,685,617	$1,718,709
The accompanying notes are an integral part of the consolidated financial statements

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income/ (loss)	$75,039	$(70,957)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,218	61,577
Amortization	3,845	3,903
Change in deferred taxes	13,863	(21,864)
Loss/(gain) on disposal of property, plant and equipment	616	(390)
Non-cash interest expense	694	777
Contract loss provision (recovery)	(52,514)	139,665
Compensation and benefits paid or payable in Class A Common Stock	7,750	9,882
Provision for credit losses from uncollected receivables and contract assets	110	553
Foreign currency remeasurement loss/(gain) on intercompany loans	(5,740)	7,587
Gain on sale of assets	—	(1,566)

Changes in operating assets and liabilities that provided/(used) cash:
Accounts receivable	(16,468)	2,152
Contract assets	(9,169)	(7,952)
Inventories	(28,559)	(5,105)
Prepaid expenses and other current assets	(6,742)	(3,286)
Income taxes prepaid and receivable	9,010	(13,825)
Accounts payable	6,568	18,684
Accrued liabilities	5,109	(22,887)
Income taxes payable	(12,608)	(13,022)
Other noncurrent liabilities	(1,451)	(4,307)
Other, net	1,052	(847)
Net cash provided by operating activities	51,623	78,772

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,277)	(47,559)
Purchased software	(55)	(1,250)
Proceeds received from sale of assets	—	3,243
Proceeds from sale of investment	1,660	—
Other investing activities	1,119	—
Net cash used in investing activities	(30,553)	(45,566)

Cash flows from financing activities:
Proceeds from borrowings	172,000	231,999
Repayment of borrowings	(202,000)	(82,044)
Purchase of Treasury shares	—	(170,964)
Taxes paid in lieu of share issuance	(1,644)	(2,521)
Dividends paid	(23,810)	(24,738)
Net cash used in financing activities	(55,454)	(48,268)

Effect of exchange rate changes on cash and cash equivalents	1,159	8,089

Decrease in cash and cash equivalents	(33,225)	(6,973)
Cash and cash equivalents at beginning of period	112,350	115,283
Cash and cash equivalents at end of period	$79,125	$108,310

Index
ALBANY INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$18,144	$17,333
Cash paid for income taxes	$22,080	$33,462
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
Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the accounting for, among others, revenue recognition, contract profitability, allowances for credit losses, rebates and sales allowances, inventory allowances, financial instruments, including derivatives, pension and other postretirement benefits, stock-based compensation, assets and liabilities held for sale, goodwill and intangible assets, contingencies, income taxes, and other accruals. Our estimates are based on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The ASU clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, it requires entities to disclose material events occurring since the last annual reporting period. The guidance will be effective for interim periods beginning January 1, 2028 and can be applied on a prospective or retrospective basis. We are evaluating the disclosure impact of this guidance; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In September 2025, the FASB issued ASU No. 2025-06 to improve the accounting for costs related to internal-use software. The new guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The guidance is effective in the first quarter of 2028 with early adoption permitted as of the beginning of an annual reporting period. Upon adoption, the guidance may be applied prospectively, retrospectively or using a modified transition approach. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.
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

Index
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
The following tables show data by reportable segment that is regularly provided to the CODM, reconciled to consolidated totals included in the financial statements along with other segment data:
Reconciliation of Net Revenues to Operating Income(loss):

	Three Months Ended September 30, 2026
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$169,802	$179,737	$—	$349,539
Cost of goods sold	94,434	114,727	—	209,161
Gross profit	75,368	65,010	—	140,378
Selling, general and administrative expenses	30,971	17,166	13,364	61,501
Technical and research expenses	6,412	4,498	1,276	12,186
Restructuring expenses, net	6,827	—	466	7,293
Operating income/(loss)	$31,158	$43,346	$(15,106)	$59,398

Index

	Three Months Ended September 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$174,950	$86,484	$—	$261,434
Cost of goods sold	92,880	218,492	—	311,372
Gross profit	82,070	(132,008)	—	(49,938)
Selling, general and administrative expenses	30,291	12,218	9,396	51,905
Technical and research expenses	6,716	3,673	1,078	11,467
Restructuring expenses, net	1,960	113	1,124	3,197
Operating income/(loss)	$43,103	$(148,012)	$(11,598)	$(116,507)

	Nine Months Ended September 30, 2026
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$514,464	$475,890	$—	$990,354
Cost of goods sold	283,087	359,194	—	642,281
Gross profit	231,377	116,696	—	348,073
Selling, general and administrative expenses	97,710	40,067	38,091	175,868
Technical and research expenses	19,960	13,256	3,649	36,865
Restructuring expenses, net	15,892	—	2,539	18,431
Operating income/(loss)	$97,815	$63,373	$(44,279)	$116,909

	Nine Months Ended September 30, 2025
(in thousands)	MC	AEC	Corporate	Total
Net revenues	$530,573	$331,034	$—	$861,607
Cost of goods sold	284,842	432,710	—	717,552
Gross profit	245,731	(101,676)	—	144,055
Selling, general and administrative expenses	98,841	34,121	31,257	164,219
Technical and research expenses	21,332	11,472	3,111	35,915
Restructuring expenses, net	6,322	1,801	1,772	9,895
Operating income/(loss)	$119,236	$(149,070)	$(36,140)	$(65,974)
Schedule of Depreciation and Amortization Expenses:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization
Machine Clothing	$8,372	$8,604	$25,096	$24,283
Albany Engineered Composites	22,503	13,479	39,852	40,229
Corporate	41	355	115	968
Consolidated depreciation and amortization	$30,916	$22,438	$65,063	$65,480
As a result of the Amelia Earhart Drive facility meeting the held-for-sale accounting criteria, the facility's assets and liabilities were classified as held-for-sale in the consolidated balance sheets as of December 31, 2025. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance. As of September 30, 2026, the Company concluded the net assets at the site no longer met the criteria to be classified as held for sale and therefore, resumed depreciation and amortization of the long-lived assets including catch-up on unrecognized expense from earlier in the year. See Note 19, Held for Sale, of the Notes to the Consolidated Financial Statements for further details.

Index
Reconciliation of Operating Income/(loss) to Income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating income/(loss)
Machine Clothing	$31,158	$43,103	$97,815	$119,236
Albany Engineered Composites	43,346	(148,012)	63,373	(149,070)
Corporate	(15,106)	(11,598)	(44,279)	(36,140)
Consolidated Operating income/(loss)	$59,398	$(116,507)	$116,909	$(65,974)
Reconciling items:
Interest income	(1,167)	(1,114)	(2,742)	(4,157)
Interest expense	6,504	7,011	19,614	18,859
Other (income)/expense, net	(1,727)	(347)	(4,881)	4,170
Income before income taxes	$55,788	$(122,057)	$104,918	$(84,846)
The following table presents assets by reportable segment:

(in thousands)	September 30, 2026	December 31, 2025
Segment assets
Machine Clothing	$623,751	$618,476
Albany Engineered Composites	740,898	491,802
Reconciling items:
Cash	79,125	112,350
Income taxes prepaid and receivable, and Deferred income taxes	91,862	112,436
Prepaid expenses and other current assets, and Other assets	149,981	89,862
Assets held for sale	$—	$293,783
Consolidated total assets	1,685,617	1,718,709
The following table presents capital expenditures by reportable segment:

	Nine months ended September 30,
(in thousands)	2026	2025
Capital expenditures and purchased software
Machine Clothing	$16,280	$20,387
Albany Engineered Composites	14,938	28,422
Corporate	2,114	—
Total capital expenditures and purchased software	$33,332	$48,809

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
The LEAP engine is used on the Airbus A320neo, A321neo, Boeing 737 MAX, and COMAC C919 aircraft. AEC's largest aerospace customer is the SAFRAN Group and sales to SAFRAN (consisting primarily of fan blades and cases for CFM International's LEAP engine) were $53.8 million and $46.4 million for the three months ended September 30, 2026 and 2025, respectively and $155.9 million and $130.2 million for the nine months ended September 30, 2026 and 2025. The total of Accounts receivable and Contract assets due from SAFRAN amounted to $53.4 million and $60.8 million as of September 30, 2026 and December 31, 2025, respectively.
Changes in the estimated profitability of long-term contracts could be caused by increases or decreases in the contract value, revisions to customer delivery requirements, updated labor or overhead projections, material costs, factors affecting the supply chain, changes in the evaluation of contract risks and opportunities, or other factors. The

Index
cumulative changes in the estimated profitability of long-term contracts increased revenue by $3.5 million during the third quarter of 2026 and $2.0 million for the first nine months of 2026. The cumulative changes in the estimated profitability of long-term contracts increased operating income by $37.9 million which includes a cumulative catch up of depreciation and amortization of assets previously held for sale of $11.0 million during the third quarter of 2026, and increased operating income by $36.3 million which includes a cumulative catch up of depreciation and amortization of assets previously held for sale of $11.0 million for the nine months ended September 30, 2026. The increases in profitability during the three and nine months ended September 30, 2026 were primarily driven by a few large complex programs, including adjustments of $46.7 million and $44.5 million, respectively, for various CH-53K programs, primarily based on increases to the contract value partially offset by changes to future overhead rates over the remainder of the contract.
We disaggregate revenue earned from contracts with customers for each of our business segments and product groups based on the timing of revenue recognition, and groupings used for internal review purposes.
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2026:

	Three months ended September 30, 2026
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$168,750	$1,052	$169,802

Albany Engineered Composites:
ASC	—	53,096	53,096
Other AEC	3,336	123,305	126,641
Total Albany Engineered Composites	$3,336	$176,401	$179,737

Total revenues	$172,086	$177,453	$349,539
The following table disaggregates revenue for each product group by timing of revenue recognition for the three months ended September 30, 2025:

	Three months ended September 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$173,929	$1,021	$174,950

Albany Engineered Composites:
ASC	—	44,873	44,873
Other AEC	3,084	38,527	41,611
Total Albany Engineered Composites	$3,084	$83,400	$86,484

Total revenues	$177,013	$84,421	$261,434

Index
The following table disaggregates MC segment revenue by significant product groupings (paper machine clothing ("PMC") and engineered fabrics); and for PMC, the geographical region to which the paper machine clothing was sold:

	Nine months ended September 30, 2026
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$511,308	$3,156	$514,464

Albany Engineered Composites:
ASC	—	152,454	152,454
Other AEC	10,380	313,056	323,436
Total Albany Engineered Composites	$10,380	$465,510	$475,890

Total revenues	$521,688	$468,666	$990,354

	Nine months ended September 30, 2025
(in thousands)	Point in Time Revenue Recognition	Over Time Revenue Recognition	Total
Machine Clothing	$527,509	$3,064	$530,573

Albany Engineered Composites:
ASC	—	128,639	128,639
Other AEC	10,221	192,174	202,395
Total Albany Engineered Composites	$10,221	$320,813	$331,034

Total revenues	$537,730	$323,877	$861,607

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Americas PMC	$83,199	$92,171	$242,043	$262,505
Eurasia PMC	68,510	67,128	215,560	206,486
Engineered Fabrics	18,093	15,651	56,861	61,582
Total Machine Clothing Net revenues	$169,802	$174,950	$514,464	$530,573
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less. Contracts in the MC segment are generally for periods of less than a year and certain contracts in the AEC segment are relatively short duration firm-fixed-price orders. Remaining performance obligations on contracts that had an original duration of greater than one year totaled $877.4 million and $1.1 billion as of September 30, 2026 and 2025 related primarily to firm fixed price contracts in the AEC segment. Of the remaining performance obligations as of September 30, 2026, we expect to recognize as revenue approximately $64.3 million during 2026, $196.3 million during 2027, $176.9 million during 2028, and the remainder thereafter.

Index

4. Pensions and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering certain U.S. and non-U.S. employees. The Company also provides certain postretirement benefits to retired employees in the U.S. and Canada. The Company accrues the cost of providing these benefits during the active service period of the employees.
The composition of the net periodic benefit cost/(income) for the nine months ended September 30, 2026 and 2025, was as follows:

	Pension plans		Other postretirement benefits
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost/(income):
Service cost	$711	$836	$28	$30
Interest cost	4,570	4,505	995	1,060
Expected return on assets	(2,109)	(3,427)	—	—
Curtailment cost/(income)	—	(3,770)	—	—
Settlement cost/(income)	—	2,170	—	—
Amortization of prior service cost/(income)	(25)	(20)	(92)	(92)
Amortization of net actuarial loss	1,088	932	12	(24)
Net periodic benefit cost	$4,235	$1,226	$943	$974
The amount of net periodic benefit cost/(credit) is determined at the beginning of each year and generally only varies from quarter to quarter when a significant event occurs, such as a curtailment or a settlement. There were no material curtailments or settlements during the nine months ended September 30, 2026. In the first nine months of 2025, we took action to settle certain pension plan liabilities related to an MC pension plan in Switzerland, resulting in a net gain totaling $1.6 million.
Service cost for defined benefit pension and postretirement plans is reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net periodic benefit cost are included in the line item Other (income)/expense, net in the Consolidated Statements of Income.

5. Restructuring
At MC, restructuring actions were taken in 2026 and 2025 to consolidate production activities across multiple facilities. For the three and nine months ended September 30, 2026, Restructuring expenses, net were related to transfers of fixed assets to other locations including overseas, workforce reductions, and manufacturing expenses related to ceased production. For the three months ended September 30, 2025, these actions were related to workforce reductions of $2.0 million. For the nine months ended September 30, 2025, restructuring charges were related to workforce reductions, fixed asset impairments and related costs and inventory write-off costs of $8.1 million offset by a $1.8 million pension curtailment gain.
At AEC, restructuring activities in the prior year were related to reorganizational and workforce reduction costs, which resulted in Restructuring expenses, net of $0.1 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. AEC did not incur any restructuring costs for the three and nine months ended September 30, 2026.
At Corporate, for the three and nine months ended September 30, 2026, Restructuring expenses, net were primarily related to workforce reductions and legal structure optimization.
The following table summarizes charges reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Machine Clothing	$6,827	$1,960	$15,892	$6,578
Albany Engineered Composites	—	113	—	1,801
Corporate	466	1,124	2,539	1,772
Total	$7,293	$3,197	$18,431	$10,151
The following tables summarize charges by type of expense reported in the Consolidated Statements of Income under "Restructuring expenses, net" and "Cost of goods sold":

Nine months ended September 30, 2026	Total restructuring costs incurred	Termination and other costs	Asset Transfer Costs
(in thousands)
Machine Clothing	$15,892	$8,677	$7,215
Albany Engineered Composites	—	—
Corporate	2,539	2,539
Total	$18,431	$11,216	$7,215

Nine months ended September 30, 2025	Total restructuring costs incurred	Termination and other costs	Impairment of assets	Pension Curtailment (Gain)/Loss
(in thousands)
Machine Clothing	$6,578	$7,615	$723	$(1,760)
Albany Engineered Composites	1,801	1,801	—	—
Corporate	1,772	1,772	—	—
Total	$10,151	$11,188	$723	$(1,760)
The table below presents the year-to-date changes in restructuring liabilities for 2026 and 2025:

(in thousands)	December 31, 2025	Restructuring charges accrued	Payments and other	September 30, 2026
Total restructuring and other liabilities	$2,766	$18,431	$(19,855)	$1,342

(in thousands)	December 31, 2024	Restructuring charges accrued	Payments and other	September 30, 2025
Total restructuring and other liabilities	$4,996	$11,188	$(12,878)	$3,306

6. Other (Income)/Expense, net
The components of Other (income)/expense, net are:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Currency transaction losses/(gains)	$(2,101)	$(1,054)	$(4,792)	$7,751
Derivative instruments losses/(gains)	(119)	(95)	(1,573)	(3,357)
Components of net periodic pension and postretirement cost other than service cost	1,478	1,011	4,439	1,334
Other losses/(gains)	(985)	(209)	(2,955)	(1,558)
Total other (income)/expense, net	$(1,727)	$(347)	$(4,881)	$4,170
Currency transaction losses/(gains), included within other (income)/expense, net were primarily the result of both realized and unrealized losses/(gains) on intercompany loans. In addition, changes in the fair value of derivative instruments included gains driven by currency rate movements, most notably the Brazilian Real and British Pound Sterling.

Index

7. Income Taxes
The Company's effective income tax rate for the three and nine months ended September 30, 2026 and 2025, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Effective income tax rate	24.9%	20.0%	28.5%	16.4%

Income tax expense for the quarter was computed in accordance with ASC 740-270, Income Taxes – Interim Reporting. Under this method, loss jurisdictions subject to valuation allowances cannot recognize a tax benefit with regard to their generated losses and are excluded from the annual effective tax rate calculation as their taxes will be recorded discretely in each quarter.
Our 2026 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of state and local taxation, the impact of taxation upon foreign operations, and forecasted permanent differences. Our actual effective tax rates were 28.5% and 16.4% for the nine months ended September 30, 2026 and 2025, respectively.

The effective tax rate for the nine months ended September 30, 2026 was higher than the effective tax rate for the nine months ended September 30, 2025, primarily due to the Company being in a loss position in prior year. Discrete tax items increased the effective tax rate by 0.2% and 0.5% for the three and nine months ended September 30, 2026, respectively, compared to increases of 0.6% and 2.7% for the three and nine months ended September 30, 2025, respectively.

Company is subject to audit in the U.S. and various foreign jurisdictions. Our open tax years for major jurisdictions generally range from 2020-2025. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

8. Earnings Per Share
The amounts used in computing earnings per share and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except earnings per share)	2026	2025	2026	2025
Net income attributable to the Company	$41,697	$(97,760)	$74,392	$(71,222)

Weighted average number of shares:
Weighted average number of shares used in calculating basic net income per share	28,377	29,012	28,353	29,914
Effect of dilutive stock-based compensation plans:
Restricted stock units and multi-year awards	219	—	217	—
Weighted average number of shares used in calculating diluted net income per share	28,596	29,012	28,570	29,914

Net income attributable to the Company per share:
Basic	$1.47	$(3.37)	$2.62	$(2.38)
Diluted	$1.46	$(3.37)	$2.60	$(2.38)

Index
9. Accumulated Other Comprehensive Income ("AOCI")
The table below presents changes in the components of AOCI for the period from December 31, 2025 to September 30, 2026:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2025	$(119,008)	$(23,911)	$(619)	$(143,538)
Foreign currency translation and other adjustments	(6,365)	375	4,246	(1,744)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(240)	(240)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	698	—	698
Net current period other comprehensive income/(loss)	(6,365)	1,073	4,006	(1,286)
September 30, 2026	$(125,373)	$(22,838)	$3,387	$(144,824)
The table below presents changes in the components of AOCI for the period from December 31, 2024 to September 30, 2025:

(in thousands)	Translation adjustments	Pension and postretirement liability adjustments	Derivative valuation adjustment	Total Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(181,555)	$(14,328)	$(106)	$(195,989)
Foreign currency translation and other adjustments	58,366	(2,418)	(358)	55,590
Pension settlement expense, net of tax	—	(1,178)	—	(1,178)
Interest (expense)/income related to swaps reclassified to the Consolidated Statements of Income/(Loss), net of tax	—	—	(273)	(273)
Pension and postretirement liability adjustments reclassified to Consolidated Statements of Income/(Loss), net of tax	—	552	—	552
Net current period other comprehensive income/(loss)	58,366	(3,044)	(631)	54,691
September 30, 2025	$(123,189)	$(17,372)	$(737)	$(141,298)
The components of AOCI that are reclassified to the Consolidated Statements of Income/(Loss) relate to our pension and postretirement plans and interest rate swaps.
The table below presents the expense/(income) amounts reclassified from AOCI, and the line items of the Consolidated Statements of Income/(Loss) that were affected for the three and nine months ended September 30, 2026, and the Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2025:

Index

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Pre-tax Derivative valuation reclassified from Accumulated Other Comprehensive Income/(Loss):
Interest (income)/expense, net related to interest rate swaps included in Income/(loss) before taxes(a)	$(100)	$(53)	$(386)	$(324)
Income tax effect	14	17	146	51
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income/(Loss)	$(86)	$(36)	$(240)	$(273)

Pre-tax pension and postretirement liabilities reclassified from Accumulated Other Comprehensive Income:
Pension settlement/curtailment	$—	$—	$0	$(1,600)
Amortization of prior service credit	$(39)	$(38)	$(117)	$(112)
Amortization of net actuarial loss	366	315	1,100	908
Total pre-tax amount reclassified(b)	327	277	983	(804)
Income tax effect	(95)	(86)	(285)	178
Effect on net income due to items reclassified from Accumulated Other Comprehensive Income	$232	$191	$698	$(626)
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
On April 1, 2025, Heimbach sold its 85% controlling interest in Arcari to the minority shareholder and recorded a gain of $1.6 million included in Other (income) expense on the sale. In connection with the sale, the corresponding value of the noncontrolling interest was reduced to zero. The Company did not retain any ownership in Arcari as a result of the sale and accordingly there was no impact on operating results during the three and nine months ended September 30, 2026.
The table below presents a reconciliation of income attributable to the noncontrolling interest and noncontrolling equity in the Company’s subsidiaries:

Index

ASC Noncontrolling Interest	Nine months ended September 30,
(in thousands, except percentages)	2026	2025
Net income of Albany Safran Composites (ASC)	$7,769	$4,857
Less: Return attributable to the Company's preferred holding	1,299	1,352
Net income of ASC available for common ownership	$6,470	$3,505
Ownership percentage of noncontrolling shareholder	10%	10%
Net income attributable to the noncontrolling interest	$647	$351

Noncontrolling interest, beginning of year	$5,893	$4,983
Net income attributable to noncontrolling interest	647	351
Changes in other comprehensive income attributable to the noncontrolling interest	(91)	376
ASC Noncontrolling interest, end of interim period	$6,449	$5,709

Arcari Noncontrolling interest, end of interim period	$0	$—

Total Noncontrolling interest, end of interim period	$6,449	$5,709

11. Accounts Receivable
Accounts receivable, net includes trade and other accounts receivable and bank promissory notes, net of allowance for expected credit losses. In connection with certain revenues in Asia, the Company accepts a bank promissory note as customer payment. The notes may be presented for payment at maturity, which is less than one year. As of September 30, 2026 and December 31, 2025, Accounts receivable consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Trade and other accounts receivable	$264,425	$221,592
Bank promissory notes	17,396	17,844
Allowance for expected credit losses	(4,129)	(4,352)
Accounts receivable, net	$277,692	$235,084

12. Contract Assets and Liabilities
Contract assets include unbilled amounts typically resulting from revenues under contracts when the over time method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to Accounts receivable, net when the entitlement to payment becomes unconditional and the customer is invoiced. Contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are included in Accrued liabilities in the Consolidated Balance Sheets.
Contract assets and Contract liabilities are reported on the Consolidated Balance Sheets in a net position on a contract-by-contract basis at the end of each reporting period.
As of September 30, 2026 and December 31, 2025, Contract assets and Contract liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Contract assets	$165,296	$87,573
Allowance for expected credit losses	(858)	(471)
Contract assets, net	$164,438	$87,102

Contract liabilities	$28,185	$33,397
Contract assets, net increased $77.3 million during the nine months ended September 30, 2026, primarily due to the conclusion of the Amelia Earhart Drive strategic review upon which $68.6 million was reclassified from Assets held for sale back into Contract assets, net. The remaining increase in unbilled revenue is related to commercial and defense programs. There were no impairment losses related to our Contract assets during the nine months ended September 30, 2026 and September 30, 2025.

Index

Contract liabilities decreased $5.2 million for the period ended September 30, 2026 compared to December 31, 2025, primarily due to revenue recognized from satisfied performance obligations for contracts that were in a contract liability position partially offset by amounts reclassified from Liabilities held for sale back into Accrued liabilities upon the conclusion of the Amelia Earhart Drive strategic review. Revenue recognized for the nine months ended September 30, 2026 and 2025 that was included in the Contract liability balance at the beginning of the year was $23.8 million and $5.6 million, respectively.

13. Inventories
As of September 30, 2026 and December 31, 2025, Inventories consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$89,490	$60,311
Work in process	56,009	46,952
Finished goods	20,038	14,326
Total inventories	$165,537	$121,589

14. Goodwill and Other Intangible Assets
The following table sets forth the gross carrying value, accumulated amortization and net values of intangible assets and goodwill as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(208)	$—
AEC Technology	10-15	6,322	(4,437)	1,885
AEC Intellectual property	15	1,250	(569)	681
AEC Customer relationships	8-15	69,446	(53,507)	15,939
Heimbach Developed technology	9	8,712	(3,041)	5,671
Total Finite-lived intangible assets		$85,938	$(61,762)	$24,176

Indefinite-lived intangible assets:
Heimbach Trade name		$6,235	$—	$6,235
MC Goodwill		68,216	—	68,216
AEC Goodwill		113,795	—	113,795
Total Indefinite-lived intangible assets:		$188,246	$—	$188,246

Index

	December 31, 2025
(in thousands)	Amortization life in years	Gross carrying amount	Accumulated amortization and other	Net carrying amount
Finite-lived assets:
AEC Trademarks and trade names	6-15	$208	$(208)	$—
AEC Technology	10-15	6,530	(4,114)	2,416
AEC Intellectual property	15	1,250	(505)	745
AEC Customer relationships	8-15	69,560	(64,331)	5,229
Heimbach Developed technology	9	9,291	(2,709)	6,582
Total Finite-lived assets		$86,839	$(71,867)	$14,972

Indefinite-lived intangible assets:
Heimbach Trade name		$6,456	$—	$6,456
MC Goodwill		69,911	—	69,911
AEC Goodwill		114,428	(21,832)	92,596
Total Indefinite-lived intangible assets:		$190,795	$(21,832)	$168,963
As of December 31, 2025, $13.4 million of finite-lived assets and $21.8 million of AEC goodwill related to the Amelia Earhart Drive facility were reclassified to held for sale. As of September 30, 2026, these amounts were reclassified back into their respective line items on the balance sheet.
The changes in intangible assets, net and goodwill from December 31, 2025 to September 30, 2026, were as follows:

(in thousands)	December 31, 2025	Reclassified from Assets Held for Sale	Amortization	Currency Translation	September 30, 2026
Finite-lived intangible assets:
AEC Trademarks and trade names	$—	$—	$—	$—	$—
AEC Technology	2,416	—	(446)	(85)	1,885
AEC Intellectual property	745	—	(64)	—	681
AEC Customer relationships	5,229	13,384	(2,618)	(56)	15,939
Heimbach Developed technology	6,582	—	(717)	(194)	5,671
Total Finite-lived intangible assets	$14,972	$13,384	$(3,845)	$(335)	$24,176

Indefinite-lived intangible assets:
Heimbach Trade name	$6,456	$—	$—	$(221)	$6,235
MC Goodwill	69,911	—	—	(1,695)	68,216
AEC Goodwill	92,596	21,829	—	(630)	113,795
Total Indefinite-lived assets:	$168,963	$21,829	$—	$(2,546)	$188,246

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually.

15. Financial Instruments
The following table represents the Company's outstanding debt:

(in thousands, except interest rates)	September 30, 2026	December 31, 2025
Borrowings under the Amended Credit Agreement
USD borrowings	$320,000	$350,000
EUR borrowings	102,087	105,663
Total bank debt	422,087	455,663

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
As of September 30, 2026, the applicable interest rate for borrowings under the Amended Credit Agreement was based on one-month term SOFR and one-month EURIBOR plus the spread, which was 1.625%.
As of September 30, 2026, there was $422.1 million of borrowings outstanding under the Amended Credit Agreement and we had borrowings available of $377.9 million, based on our maximum leverage ratio and our Consolidated EBITDA (as defined in the Amended Credit Agreement).
As of September 30, 2026 and December 31, 2025, the USD interest rate in effect was 5.61% and 5.56%, respectively, including the effect of interest rate swaps; at the end of September 30, 2026 and December 31, 2025, the EUR interest rate in effect was 3.96% and 3.73%, respectively, including the effect of interest rate swaps.
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
As of September 30, 2026, our leverage ratio was 1.68 to 1.00 and our interest coverage ratio was 7.68 to 1.00. As of September 30, 2026, we were in compliance with all applicable covenants. We anticipate continued compliance in each of the next four quarters while continuing to monitor future compliance based on current and future economic conditions.
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
In the second and third quarters of 2026, the Company entered into three USD and two EUR forward starting interest rate swap agreements with starting dates of November 15, 2026 and November 14, 2026, respectively. These instruments are intended to replace the Company's existing interest rate swap agreements upon their maturity on those same dates and are entered into for the purpose of managing the Company's exposure to variability in cash flows attributable to changes in benchmark interest rates. Changes in fair value during the forward period, from the trade date through the respective starting dates, will be recorded in other comprehensive income (loss).
The three USD forward starting interest rate swap agreements have three-year tenors and mature on November 15, 2029. The swaps have the effect of fixing the SOFR portion of the interest rate on a total of $175 million of USD indebtedness drawn under the Amended Credit Facility. Under these interest rate swap agreements, the Company pays a fixed rate and the counterparty pays a floating rate based on the one-month term SOFR rate, reset monthly. The two EUR forward starting interest rate swap agreements have three-year tenors and mature on November 14, 2029. The swaps have the effect of fixing the EURIBOR portion of the interest rate on a total of €45 million of EUR

Index
indebtedness drawn under the Amended Credit Facility. Under this agreement, the Company pays a fixed rate and the counterparty pays a floating rate based on the one-month EURIBOR rate, reset monthly.
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
We had no Level 3 financial assets or liabilities at September 30, 2026 or at December 31, 2025, other than certain pension assets as indicated in our December 31, 2025 Annual Report on Form 10-K.
Debt is carried at cost, which approximates fair value.
The following table presents the fair-value hierarchy for our Level 1 and Level 2 financial and non-financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2026		December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Quoted prices in active markets	Significant other observable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 1)	(Level 2)
Fair Value
Assets:
Cash equivalents	$4,138	$—	$10,584	$—
Other Assets:
Common stock of unaffiliated foreign public company (a)	—	—	1,098	—
Interest rate swaps	—	5,677	—	768
Liabilities:
Foreign currency option contracts	—	353	—	—
(a)Original cost basis $0.5 million.
Cash equivalents include short-term securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities.

Index
The interest rate swaps are accounted for as hedges of future cash flows. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and is included in Other assets and/or Other noncurrent liabilities in the Consolidated Balance Sheets. Unrealized gains and losses on the interest rate swaps are recorded as a component of Derivative valuation adjustment in the Shareholders’ equity section of the Consolidated Balance Sheets. As of September 30, 2026, these interest rate swaps were determined to be highly effective hedges of interest rate cashflow risk. Amounts accumulated in Other comprehensive income are reclassified as interest expense/(income), net when the related interest payments (that is, the hedged forecasted transactions), affect earnings. Interest expense/(income) related to payments under the active swap agreements totaled $(0.4) million for the nine months ended September 30, 2026 and $(0.3) million for the nine months ended September 30, 2025.
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
(Gains)/losses related to changes in fair value of derivative instruments that were recognized in Other (income)/expense, net in the Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Foreign currency options (gains)/losses	$(13)	$(95)	$(1,187)	$(3,356)

17. Contingencies
Asbestos Litigation
Albany International Corp. is a defendant in suits brought in various courts in the United States by plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing paper machine clothing synthetic dryer fabrics marketed during the period from 1967 to 1976 and used in certain paper mills.
We were defending 3,662 claims as of September 30, 2026.
The following table sets forth the number of claims filed, the number of claims settled, dismissed or otherwise resolved, and the aggregate settlement amount during the periods presented:

(in thousands, except number of claims)	Opening Number of Claims	Claims Dismissed, Settled, or Resolved	New Claims	Closing Number of Claims	Amounts Paid to Settle or Resolve
Twelve months ended December 31, 2025	3,646	28	59	3,677	$173
Nine months ended September 30, 2026	3,677	47	32	3,662	$100
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
While we believe we have meritorious defenses to these claims, we have settled certain claims for amounts we consider reasonable given the facts and circumstances of each case. Our insurance carrier has defended each case and funded settlements under a standard reservation of rights. As of September 30, 2026, we had resolved, by means of settlement or dismissal, 38,126 claims at a total cost of $11 million. Of this amount, almost 100% was paid by our insurance carrier, who has confirmed that we have approximately $140 million of remaining coverage under primary and excess policies that should be available with respect to current and future asbestos claims.
The Company’s subsidiary, Brandon Drying Fabrics, Inc. (“Brandon”), is also a separate defendant in many of the asbestos cases in which Albany is named as a defendant, despite never having manufactured any fabrics containing asbestos. While Brandon was defending against 7,676 claims as of September 30, 2026, only twelve claims have been filed against Brandon since January 1, 2012, and only $15,000 in settlement costs have been incurred since 2001. Brandon was acquired by the Company in 1999 and has its own insurance policies covering periods prior to 1999. Since 2004, Brandon’s insurance carriers have covered 100% of indemnification and defense costs, subject to policy limits and a standard reservation of rights.
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

18. Changes in Shareholders’ Equity
The following tables summarize changes in Shareholders’ Equity for the three and nine month periods ended September 30, 2026:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
June 30, 2026	41,057	41	464,148	993,170	(144,677)	12,686	(566,993)	6,400	752,089
Net income				41,697				189	41,886
Stock issued under incentive compensation plans	14								—
Taxes paid in lieu of share issuance			(311)						(311)
Stock-based compensation			2,741						2,741
Dividends declared on Class A Common Stock, $0.28 per share				(7,948)					(7,948)
Cumulative translation adjustments					(3,630)			(140)	(3,770)
Pension and postretirement liability adjustments					227				227
Derivative valuation adjustment and other				(56)	3,256				3,200
September 30, 2026	41,071	$41	$466,578	$1,026,863	$(144,824)	12,686	$(566,993)	$6,449	$788,114

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount				Shares	Amount
December 31, 2025	40,989	$41	$460,472	$976,373	$(143,538)	12,686	$(567,139)	$5,893	$732,102
Net income	—	—	—	74,392	—	—	—	647	75,039
Stock issued under incentive compensation plans	67	—	—	—	—	—	—	—	—
Taxes paid in lieu of share issuance	—	—	(1,644)	—	—	—	—	—	(1,644)
Stock-based compensation	—	—	6,868	—	—	—	—	—	6,868
Shares issued to Directors	15	—	882	—	—	—	—	—	882
Share repurchase excise tax adjustment	—	—	—	—	—	—	146	—	146
Dividends declared on Class A Common Stock, $0.84 per share	—	—	—	(23,831)	—	—	—	—	(23,831)
Cumulative translation adjustments	—	—	—	—	(6,365)	—	—	(91)	(6,456)
Pension and postretirement liability adjustments	—	—	—	—	1,073	—	—	—	1,073
Derivative valuation adjustment and other	—	—	—	(71)	4,006	—	—	—	3,935
September 30, 2026	41,071	$41	$466,578	$1,026,863	$(144,824)	12,686	$(566,993)	$6,449	$788,114

The following tables summarize changes in Shareholders’ Equity for the three month and nine month periods ended September 30, 2025:

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
June 30, 2025	40,984	41	456,587	1,075,934	(144,292)	11,516	(499,658)	5,497	894,109
Net income	—	—	—	(97,760)	—	—	—	122	(97,638)
Stock issued under incentive compensation plans	5	—	—	—	—	—	—	—	—
Taxes paid in lieu of share issuance	—	—	(137)	—	—	—	—	—	(137)
Stock-based compensation	—	—	3,844	—	—	—	—	—	3,844
Purchase of Treasury shares (a)	—	—	—	—	—	810	(50,516)	—	(50,516)
Dividends declared on Class A Common Stock, $0.27 per share	—	—	—	(7,739)	—	—	—	—	(7,739)
Cumulative translation adjustments	—	—	—	—	2,395	—	—	90	2,485
Pension and postretirement liability adjustments	—	—	—	—	473	—	—	—	473
Derivative valuation adjustment and other	—	—	—	—	126	—	—	—	126
September 30, 2025	40,989	$41	$460,294	$970,435	$(141,298)	12,326	$(550,174)	$5,709	$745,007

	Class A Common Stock		Additional paid-in capital	Retained earnings	Accumulated items of other comprehensive income	Class A Treasury Stock		Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount				Shares	Amount
December 31, 2024	40,917	$41	$452,933	$1,065,763	$(195,989)	9,845	$(379,210)	$5,409	$948,947
Net income	—	—	—	(71,222)	—	—	—	265	(70,957)
Stock issued under incentive compensation plans	61	—	(1,067)	—	—	—	—	—	(1,067)
Taxes paid in lieu of share issuance	—	—	(1,454)	—	—	—	—	—	(1,454)
Stock-based compensation	—	—	9,122	—	—	—	—	—	9,122
Shares issued to Directors'	11	—	760	—	—	—	—	—	760
Purchase of Treasury shares (a)	—	—	—	—	—	2,481	(170,964)	—	(170,964)
Dividends declared on Class A Common Stock, $0.81 per share	—	—	—	(24,025)	—	—	—	—	(24,025)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative translation adjustments	—	—	—	—	58,366	—	—	35	58,401
Pension and postretirement liability adjustments	—	—	—	—	(3,044)	—	—	—	(3,044)
Derivative valuation adjustment and other	—	—	—	(81)	(631)	—	—	88	(624)
September 30, 2025	40,989	$41	$460,294	$970,435	$(141,298)	12,326	$(550,174)	$5,709	$745,007

(a)On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization.

19. Held for Sale
During the fourth quarter of 2025, we announced plans to commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. As of December 31, 2025, the Company determined that the Amelia Earhart Drive facility met held-for-sale accounting criteria, and the facility's assets and liabilities were classified as held-for-sale in the consolidated balance sheet. Upon classification as held for sale, the Company ceased depreciation and amortization of the related long-lived assets in accordance with applicable accounting guidance. At the time of the decision, fair value exceeded carrying value and therefore no impairment loss was recorded.

In the third quarter of 2026, we determined that we would no longer pursue the previously planned sale of the facility following the conclusion of the strategic review. This decision was made following new business wins, a renegotiated contract for the Boeing 787 program, and amended contract terms with Sikorsky, a Lockheed Martin Company, on the CH-53K program. Upon making this decision, the Company reclassified the assets and liabilities held-for-sale back into their respective line items on the balance sheet. Additionally, the Company resumed depreciation and amortization of the long-lived assets including catch-up on unrecognized expense from earlier in the year. As fair value continues to exceed carrying value, no impairment loss was recorded, and the reclassification was made using carrying value with this catch-up depreciation and amortization.
The following table presents the assets and liabilities classified as held-for-sale at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable, net	$—	$27,159
Contract assets, net	—	68,550
Inventories	—	16,422
Prepaid expenses and other current assets	—	697
Property, plant and equipment, net	—	93,525
Intangibles, net	—	13,384
Goodwill	—	21,829
Other assets	—	52,217
Total assets held for sale	$—	$293,783

Accounts payable	$—	$16,408
Accrued liabilities	—	115,448
Other noncurrent liabilities	—	59,724
Deferred income taxes	—	11,743
Total liabilities held for sale	$—	$203,323

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
•Adverse impacts from inflation, an economic slowdown or recession and from disruption in capital and credit markets that might impede our access to credit, increase our borrowing costs and impair the financial soundness of our customers and suppliers;

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
We believe the MC segment is well-positioned in key markets, with high-quality, low-cost production, substantially lower fixed costs in mature markets, and continued strength in new product development, technical product support, and manufacturing technology. Some of the markets in which MC's products are sold are expected to have volume trends that are in line with global GDP. Despite pricing and demand pressures on revenue growth, the MC segment is expected to improve earnings in the future through technological innovations, manufacturing productivity efficiencies, global footprint optimization, and cost controls.
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

Albany Engineered Composites Segment
The AEC segment's strategy is to continue to build on its global brand by leveraging its industry leading performance to drive future growth through technology differentiation. This includes continued investment in AEC's proprietary 3D-woven technology to accelerate solutions that can be offered across a set of broader applications, and by leveraging AEC's non-3D technology capabilities and capacity, on high-value aerospace (both commercial and defense) applications, and other emerging markets such as space and advanced air mobility ("AAM"). The AEC segment provides longer-term growth potential for the Company as it ramps current production programs and captures new commercial and defense opportunities.
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

During the fourth quarter of 2025, we announced plans to commence a strategic review of the Amelia Earhart Drive facility in Salt Lake City. In the third quarter of 2026, we determined that we would no longer pursue the previously planned sale of the facility following the conclusion of the strategic review. This decision was made following new business wins, a renegotiated contract for the Boeing 787 program, and amended contract terms with Sikorsky, a Lockheed Martin Company, on the CH-53K program. We continue to engage closely with our customers in connection with the retained operations.

Consolidated Results of Operations
Net Revenues and Gross Profit
The following table summarizes our Consolidated Net revenues and Gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenues	$349,539	$261,434	$990,354	$861,607
Gross profit	140,378	(49,938)	348,073	144,055
Gross profit margin	40.2%	(19.1)%	35.1%	16.7%
Three Month Comparison
Net revenues for the three months ended September 30, 2026 increased $88.1 million or 33.7% as compared to the three months ended September 30, 2025, primarily driven by negative CH-53K program adjustments of $46.0 million recorded in the prior year period compared to the reversal of $11.6 million of those adjustments in the current year period due to a contract renegotiation resulting in additional transaction price, as well as higher other program activity levels in the AEC segment. This is partially offset by softness in the MC business as a result of reduced activity levels in the Americas region.
The increase in gross profit of $190.3 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by negative CH-53K program adjustments of $147.3 million recorded in the prior year period compared to the reversal of $44.4 million of these adjustments in the current year period due to the contract renegotiation. Additionally, higher AEC sales volume contributed to the increase in gross profit. These increases were partially offset by $11.0 million of catch-up depreciation and amortization recorded in the current year period upon reclassification of the Amelia Earhart Drive assets out of held for sale. Gross profit margin increased to 40.2% from (19.1)% for the three months ended September 30, 2026 and September 30, 2025, respectively.
Nine Month Comparison
Net revenues for the nine months ended September 30, 2026 increased $128.7 million or 14.9% as compared to the nine months ended September 30, 2025, primarily driven by negative CH-53K program adjustments of $54.3 million recorded in the prior year period compared to positive adjustments of $11.6 million in the current year period due to a contract renegotiation resulting in additional transaction price, as well as higher other program activity levels in the AEC segment. This is partially offset by softness in the MC business as a result of reduced activity levels in the Americas region. Additionally, changes in currency translation rates increased comparative segment net revenues by $14.0 million as compared to the prior year.
The increase in gross profit of $204.0 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by changes in the estimated profitability of our CH-53K and other long-term contracts recognized in both periods. These adjustments were a negative $157.6 million in the prior year period, primarily related to an estimated loss reserve on CH-53K, compared to a positive $36.3 million in the current year period, primarily related to the CH-53K contract renegotiation. Additionally, higher AEC sales volume contributed to the increase in gross profit. Gross profit margin increased to 35.1% from 16.7% for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Operating Expenses
The following table summarizes Consolidated Operating expenses by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Selling, general and administrative expenses	$61,501	$51,905	$175,868	$164,219
Technical and research expenses	12,186	11,467	36,865	35,915
Restructuring expenses, net	7,293	3,197	18,431	9,895
Total operating expenses	$80,980	$66,569	$231,164	$210,029
Total operating expenses as a % of net revenues	23.2%	25.5%	23.3%	24.4%
Three Month Comparison
Consolidated Selling, general and administrative ("SG&A") expenses increased $9.6 million or 18.5% as compared to the three months ended September 30, 2025. The overall changes are primarily the result of costs incurred related to the strategic review of the Amelia Earhart Drive facility and an increase in compensation costs.
Consolidated Technical and research expenses increased by $0.7 million as compared to the three months ended September 30, 2025, driven by increased costs to assist with continued innovation primarily within the AEC segment.
Restructuring expenses, net of $7.3 million in the three months ended September 30, 2026, increased by $4.1 million compared to $3.2 million in the three months ended September 30, 2025. The increase in restructuring expenses for the three month period is primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Nine Month Comparison
Consolidated Selling, general and administrative ("SG&A") expenses increased $11.6 million or 7.1% as compared to the nine months ended September 30, 2025. The overall changes are primarily the result of costs incurred related to the strategic review of the Amelia Earhart Drive facility and an increase in compensation costs.
Consolidated Technical and research expenses increased by $1.0 million as compared to the nine months ended September 30, 2025, driven by increased costs to assist with continued innovation primarily within the AEC segment.
Restructuring expenses, net of $18.4 million in the nine months ended September 30, 2026, increased by $8.5 million compared to $9.9 million in the nine months ended September 30, 2025. The increase in restructuring expenses for the nine month period is primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Operating Income
See the Segment Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for significant drivers of Operating income/(loss) for each business segment.
Other Earnings Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Interest expense, net	$5,337	$5,897	$16,872	$14,702
Other (income)/expense, net	(1,727)	(347)	(4,881)	4,170
Income tax expense	13,902	(24,419)	29,879	(13,889)
Net income attributable to the noncontrolling interest	189	122	647	265
Interest Expense, net
Interest expense, net, increased $2.2 million as compared to the nine months ended September 30, 2025 due to higher average debt balances as well as a lower amount of interest income earned on cash equivalents during the current year.

Other (Income)/Expense, net
Other (income)/expense, net, included foreign currency related activity which resulted in gains of $2.1 million and $4.8 million in the three and nine months ended September 30, 2026, as compared to gains of $1.1 million and losses of $7.8 million in the same periods last year. These changes were primarily the result of unrealized gains and losses on intercompany loans. In addition, changes in the fair value of derivative instruments included gains of $0.1 million and $1.6 million in the three and nine months ended September 30, 2026, as compared to gains of $0.1 million and $3.4 million for the three and nine months ended September 30, 2025. Unrealized gains and losses on both derivative instruments and intercompany loans were driven by currency rate movements, most notably the Brazilian Real and British Pound Sterling. Components of net periodic pension and postretirement costs other than service costs constituted expenses of $1.5 million and $4.4 million in the three and nine months ended September 30, 2026, as compared to expenses of $1.0 million for the three months ended September 30, 2025 and $1.3 million for the nine months ended September 30, 2025. See Note 6, Other (Income)/Expense, net, in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
Effective Income Tax Rate

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Effective income tax rate	24.9%	20.0%	28.5%	16.4%
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
The tax rate is affected by recurring items, such as the income tax rate in the U.S. and non-U.S. jurisdictions and the mix of pre-tax income earned in those jurisdictions. The tax rate is also affected by U.S. tax costs on foreign pre-tax earnings, and by discrete items that may occur in any given year but are not consistent from year to year. The Company’s effective tax rate for the nine months ended September 30, 2026 was 28.5%, compared to 16.4% for the same period in 2025, primarily due to the Company being in a loss position in prior year. For more information, see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements in Item 1, which is incorporated herein by reference.
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

Segment Results of Operations
Machine Clothing Segment
A summary of MC's selected financial results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenues	$169,802	$174,950	$514,464	$530,573
Gross profit	75,368	82,070	231,377	245,731
% of net revenues	44.4%	46.9%	45.0%	46.3%
SG&A expenses	30,971	30,291	97,710	98,841
Technical and research expenses	6,412	6,716	19,960	21,332
Restructuring expenses, net	6,827	1,960	15,892	6,322
Operating income	31,158	43,103	97,815	119,236
% of net revenues	18.3%	24.6%	19.0%	22.5%
Net revenues
Net revenues for the three months ended September 30, 2026 decreased 2.9% as compared to the three months ended September 30, 2025, driven by reduced demand in the Americas region partially offset by strong performance within the European market and stable performance in Asia.
Net revenues for the nine months ended September 30, 2026 decreased 3.0% as compared to the nine months ended September 30, 2025, driven by reduced demand in the Americas region offset by strong performance within the European market and stable performance in Asia. Further, changes in currency translation rates had the effect of increasing Net revenues by $8.4 million for the nine months ended September 30, 2026, as compared to this period in 2025.
Gross Profit
Gross profit for the three months ended September 30, 2026 decreased by $6.7 million as compared to the three months ended September 30, 2025, driven by the volume declines noted above as well as under absorbed costs related to lower production rates, with gross profit margin decreasing from 46.9% to 44.4% in the three months ended September 30, 2025 and 2026, respectively.
Gross profit for the nine months ended September 30, 2026 decreased by $14.4 million as compared to the nine months ended September 30, 2025, primarily driven by the volume declines noted above as well as under absorbed costs related to lower production rates, with gross profit margin decreasing slightly from 46.3% to 45.0% in the nine months ended September 30, 2025 and 2026, respectively.
Operating Income
Operating income for the three months ended September 30, 2026 decreased $11.9 million or 27.7% as compared to the three months ended September 30, 2025, primarily as a result of gross profit declines and higher restructuring costs. Incremental restructuring expenses were primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Operating income for the nine months ended September 30, 2026 decreased $21.4 million or 18.0% as compared to the nine months ended September 30, 2025, primarily as a result of gross profit declines and higher restructuring costs, partially offset by Selling, general, and administrative and Technical and research cost containment. Incremental restructuring expenses were primarily a result of higher asset transfer costs related to site consolidations and higher consulting costs.
Albany Engineered Composites Segment
AEC has contracts with certain customers, including its contract for the LEAP program, where revenue is determined by a cost-plus-fee agreement. Revenue earned under this arrangement accounted for approximately 33% and 37% of segment revenue for the nine months ended September 30, 2026 and 2025, respectively.

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
A summary of AEC's selected financial results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net revenues	$179,737	$86,484	$475,890	$331,034
Gross profit	65,010	(132,008)	116,696	(101,676)
% of net revenues	36.2%	(152.6)%	24.5%	(30.7)%
SG&A expenses	17,166	12,218	40,067	34,121
Technical and research expenses	4,498	3,673	13,256	11,472
Restructuring expenses, net	—	113	—	1,801
Operating income	43,346	(148,012)	63,373	(149,070)
% of net revenues	24.1%	(171.1)%	13.3%	(45.0)%
Net revenues
Net revenues for the three months ended September 30, 2026 increased $93.3 million, or 107.8%, primarily driven by negative CH-53K program adjustments of $46.0 million recorded in the prior year period compared to the reversal of $11.6 million of those adjustments in the current year period due to a contract renegotiation resulting in additional transaction price, as well as higher other program activity levels, primarily LEAP.
Net revenues for the nine months ended September 30, 2026 increased $144.9 million, or 43.8%, primarily driven by negative CH-53K program adjustments of $54.3 million recorded in the prior year period compared to positive adjustments of $11.6 million in the current year period due to a contract renegotiation resulting in additional transaction price. Additionally, other program activities are higher in the current year period including LEAP platforms, B787 Frames, F-35, and BETA Technologies. Further, changes in currency translation rates had the effect of increasing Net revenues by $5.7 million for the nine months ended September 30, 2026, as compared to this period in 2025.
Gross Profit
Gross profit for the three months ended September 30, 2026 increased $197.0 million as compared to the three months ended September 30, 2025, and Gross profit margin increased from (152.6)% to 36.2% in the three months ended September 30, 2025 and 2026, respectively. The change was primarily driven by the absence of negative CH-53K program adjustments of $147.3 million recorded in the prior year period compared to the reversal of $44.4 million of these adjustments in the current year period due to the contract renegotiation. Additionally, higher sales volume contributed to the increase in gross profit. These increases were partially offset by $11.0 million of catch-up depreciation and amortization recorded in the current year period upon reclassification of the Amelia Earhart Drive assets out of held for sale.
Gross profit for the nine months ended September 30, 2026 increased $218.4 million as compared to the nine months ended September 30, 2025, and Gross profit margin increased from (30.7)% to 24.5% in the nine months ended September 30, 2025 and 2026, respectively. The change is primarily driven by changes in the estimated profitability of our CH-53K and other long-term contracts recognized in both periods. These adjustments were a negative $157.6 million in the prior year period, primarily related to an estimated loss reserve on CH-53K, compared to a positive $36.3 million in the current year period, primarily related to the CH-53K contract renegotiation. Additionally, higher sales volume contributed to the increase in gross profit.

Operating Income
Operating income for the three months ended September 30, 2026 increased $191.4 million as compared to the three months ended September 30, 2025, principally due to favorable changes to Gross profit as noted above and the conclusion of restructuring activities from 2025. This is partially offset by an increase in SG&A expenses of $4.9 million from the prior period as a result of increased compensation expenses.
Operating income for the nine months ended September 30, 2026 increased $212.4 million as compared to the nine months ended September 30, 2025, principally due to favorable changes to Gross profit as noted above and the conclusion of restructuring activities from 2025. This was slightly offset by an increase in SG&A expenses of $5.9 million from the prior period as a result of increased compensation expenses. Additionally, Technical and research expenses increased $1.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, driven by increased costs to assist with continued innovation within the segment.
Working Capital, Liquidity and Capital Structure
Cash Flow Summary

	Nine months ended September 30,
(in thousands)	2026	2025
Net income	$75,039	$(70,957)
Depreciation and amortization	65,063	65,480
Changes in working capital (a)	(42,519)	(15,108)
Changes in other noncurrent liabilities and deferred taxes	12,412	(26,171)
Other operating items	(58,372)	125,528
Net cash provided by operating activities	51,623	78,772
Net cash used in investing activities	(30,553)	(45,566)
Net cash used in financing activities	(55,454)	(48,268)
Effect of exchange rate changes on cash and cash equivalents	1,159	8,089
Decrease in cash and cash equivalents	(33,225)	(6,973)
Cash and cash equivalents at beginning of year	112,350	115,283
Cash and cash equivalents at end of period	$79,125	$108,310
(a)Includes Accounts receivable, Contract assets, Inventories, Accounts payable, and Accrued liabilities.

Net cash provided by operating activities during the nine months ended September 30, 2026 was $51.6 million, compared to $78.8 million in the nine months ended September 30, 2025. The decrease was driven by lower cash generated by working capital primarily due to timing of customer collections and inventory growth in connection with timing of demand in both MC and AEC.
Net cash used in investing activities included capital expenditures totaling $33.3 million and $48.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, with continued growth capital and capital designed to improve operating efficiencies across the Company.
Net cash used in financing activities was $55.5 million for the nine months ended September 30, 2026 as compared to net cash used of $48.3 million for the nine months ended September 30, 2025. During 2026, we had net repayments of debt of $30.0 million as compared to $150.0 million of borrowings in the prior year, which were offset by share repurchases of $171.0 million. Additionally, the Company has returned cash to shareholders through dividends of $23.8 million in the first nine months of 2026, compared to $24.7 million for the nine months ended September 30, 2025.
Liquidity and Capital Structure
We finance our business activities principally with cash generated from operations and borrowings, largely through our revolving credit agreement as discussed below. As of September 30, 2026, $422.1 million of borrowings were outstanding under our $800 million unsecured committed Amended Credit Agreement.
As of September 30, 2026, we had cash and cash equivalents of $79.1 million and borrowing capacity under our Amended Credit Agreement of $377.9 million, for a total liquidity of approximately $457.0 million. We believe cash flows from operations and the availability of funds under our Amended Credit Agreement will be adequate to fund our operations and business needs over the next twelve months.
As of September 30, 2026, $68.4 million of our total cash and cash equivalents were held by non-U.S. subsidiaries. The accumulated undistributed earnings of the Company’s foreign operations not targeted for repatriation to the U.S. were in excess of $161.5 million, as of September 30, 2026 and are intended to remain indefinitely invested in foreign operations. Our cash planning strategy includes repatriating current earnings in excess of working capital requirements from certain countries in which our subsidiaries operate. While we have been successful in such endeavor to date, there can be no assurance that we will be able to cost effectively repatriate funds in the future. Repatriating such cash from certain jurisdictions, which is currently considered to be indefinitely reinvested in foreign operations, may also result in additional taxes.
Off-Balance Sheet Arrangements
The Company is party to certain off-balance sheet arrangements, including certain guarantees. The Company provides financial assurance, such as payment guarantees and letters of credit and surety bonds, primarily to support workers’ compensation programs and customs clearance, of less than $10 million. There were no material changes in the Company’s off-balance sheet arrangements during the third quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in both foreign currency exchange rates and interest rates. From time to time, the Company enters into derivative agreements to manage these risks. The market risk is the potential loss arising from adverse changes in these rates as discussed below.
Foreign Currency Exchange Rate Risk
We have manufacturing plants and sales transactions worldwide and, therefore, are subject to foreign currency risk. Our operational results can be materially impacted depending on the volatility and magnitude of foreign rate changes. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. To manage this risk, we periodically enter into forward exchange contracts either to hedge the net assets of a foreign investment or to provide an economic hedge against future cash flows. The total net assets of non-U.S. operations and long-term intercompany loans denominated in nonfunctional currencies subject to potential loss amount to approximately $646.2 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $64.6 million. Furthermore, related to foreign currency transactions, we have exposure to various nonfunctional currency balances totaling $305.0 million. This amount includes, on an absolute basis, exposures to assets and liabilities held in currencies other than our local entities’ functional currencies. On a net basis, we had $214.6 million of foreign currency assets as of September 30, 2026. As currency rates change, these nonfunctional currency balances are revalued, and the corresponding adjustment is recorded in the income statement. A hypothetical change of 10% in currency rates could result in an adjustment to the income statement of approximately $21.5 million. Actual results may differ from these estimates.

Interest Rate Risk

We are exposed to interest rate fluctuations with respect to our variable rate debt, depending on general economic conditions.

On September 30, 2026, we had the following unhedged variable rate debt:

(in thousands, except interest rates)
Long-term debt:
Credit agreement borrowings outstanding (due in 2028):
USD borrowings (end of period all-in interest rate of 5.6%)	195,000
EUR borrowings (end of period all-in interest rate of 4.0%)	51,044
Total	$246,044
Assuming borrowings were outstanding for an entire year, an increase of one percentage point in weighted average interest rates would increase interest expense by $2.5 million. To manage interest rate risk, we may periodically enter into interest rate swap agreements to effectively fix the interest rates on variable debt to a specific rate for a period of time.
In the second and third quarters of 2026, the Company entered into three USD and two EUR forward starting interest rate swap agreements with starting dates of November 15, 2026 and November 14, 2026, respectively. These instruments are intended to replace the Company's existing interest rate swap agreements upon their maturity on those same dates and are entered into for the purpose of managing the Company's exposure to variability in cash flows attributable to changes in benchmark interest rates. Changes in fair value during the forward period, from the trade date through the respective starting dates, will be recorded in other comprehensive income (loss).
The three USD forward starting interest rate swap agreements have three-year tenors and mature on November 15, 2029. The swaps have the effect of fixing the SOFR portion of the interest rate on a total of $175 million of USD indebtedness drawn under the Amended Credit Facility. Under these interest rate swap agreements, the Company pays a fixed rate and the counterparty pays a floating rate based on the one-month term SOFR rate, reset monthly. The two EUR forward starting interest rate swap agreements have three-year tenors and mature on November 14, 2029. The swaps have the effect of fixing the EURIBOR portion of the interest rate on a total of €45 million of EUR indebtedness drawn under the Amended Credit Facility. Under this agreement, the Company pays a fixed rate and the counterparty pays a floating rate based on the one-month EURIBOR rate, reset monthly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities during the three months ended September 30, 2026

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approx. dollar value of shares that may yet be purchased under the program (in thousands)
July 1 to July 31, 2026	—	—	—	76,655
August 1 to August 31, 2026	—	—	—	76,655
September 1 to September 30, 2026	—	—	—	76,655
Total	—	—	—	$76,655
On February 21, 2025, the Company's Board of Directors authorized the Company to repurchase shares up to $250 million (excluding any fees, commissions, taxes or other expenses related to such purchases), which replaces the 2021 authorization. Share purchases may be made through open market purchases, privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion. The timing and amount of any share repurchases will be based on the Company’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and capital structure. The Company has not repurchased shares in 2026. As of September 30, 2026, we were authorized to repurchase shares up to $76.7 million.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the nine months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Albany International Corp. securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ALBANY INTERNATIONAL CORP.
(Registrant)

Date: October 29, 2026	By	/s/ Sean Valashinas
Sean Valashinas Acting Chief Financial Officer, Controller and Chief Accounting Officer (Principal Financial Officer)